Form 10-Q
period 2022-03-31
ESGEN Acquisition Corp
filed 2022-05-12
CIK 1865506

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report
Pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2022

ESGEN Acquisition Corporation
(Exact name of registrant as specified in its charter)

Cayman Islands	001-40927	98-1601409
(State or other jurisdiction of incorporation or organization)	(Commission File Number)	(I.R.S. Employer Identification Number)
5956 Sherry Lane
Suite 1400
Dallas, Texas 75225
(Address of principal executive offices, including zip code)
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
of the Exchange Act): Yes  ☒    No  ☐
As of
May
10
,
 2022, 27,600,000 Class A ordinary shares, par value $0.0001, and 6,900,000 Class B ordinary shares, par value $0.0001, were issued and outstanding.

ESGEN ACQUISITION CORPORATION
FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2022

i

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
ESGEN ACQUISITION CORPORATION
UNAUDITED CONDENSED BALANCE SHEETS

	March 31, 2022	December 31, 2021
ASSETS
Cash	$1,086,084	$1,323,903
Prepaid expenses	478,819	550,434

Total current assets	1,564,903	1,874,337
Prepaid expenses, non-current	—	26,081
Marketable securities held in trust account	281,540,308	281,522,137

Total Assets	$283,105,211	$283,422,555

Liabilities, Redeemable Ordinary Shares and Shareholders’ Deficit
Current liabilities
Accrued offering costs and expenses	$918,891	$411,416
Due to related party	54,193	24,193
Promissory note – related party	171,346	171,346

Total current liabilities	1,144,430	606,955
Warrant liabilities	7,240,800	13,976,160
Deferred underwriter’s discount	9,660,000	9,660,000

Total liabilities	18,045,230	24,243,115

Commitments and Contingencies (Note 7)
Class A ordinary shares subject to possible redemption, 27,600,000 shares at redemption value of $10.20	281,540,308	281,520,000

Shareholders’ Deficit:
Preferred share, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Class A ordinary share, $0.0001 par value; 250,000,000 shares authorized; none issued or outstanding (excluding 27,600,000 shares subject to possible redemption)	—	—
Class B ordinary share, $0.0001 par value; 25,000,000 shares authorized;6,900,000 shares issued and outstanding	690	690
Additional paid-in capital	—	—
Accumulated deficit	(16,481,017)	(22,341,250)

Total shareholders’ deficit	(16,480,327)	(22,340,560)

Total Liabilities, Redeemable Ordinary Shares and Shareholders’ Deficit	$283,105,211	$283,422,555

The accompanying notes are an integral part of these unaudited condensed financial statements.

ESGEN ACQUISITION CORPORATION
UNAUDITED CONDENSED STATEMENT OF OPERATIONS
FOR THE QUARTER ENDED MARCH 31, 2022

Formation and operating costs	$842,990
Operating cost—related party	30,000

Loss from operations	(872,990)

Other income
Interest income on marketable securities held in Trust Account	18,171
Change in fair value of warrant liabilities	6,735,360

Total other income, net	6,753,531

Net income	$5,880,541

Basic and diluted weighted average shares outstanding of Class A ordinary shares	27,600,000

Basic and diluted net income per ordinary share, Class A	$0.17

Basic and diluted weighted average shares outstanding of Class B ordinary shares	6,900,000

Basic and diluted net income per ordinary share, Class B	$0.17

The accompanying notes are an integral part of these unaudited condensed financial statements.

ESGEN ACQUISITION CORPORATION
UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDER’S EQUITY (DEFICIT)
FOR THE QUARTER ENDED MARCH 31, 2022

	Class A Ordinary share subject to possible redemption		Class B Ordinary share		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)

Balance as of December 31, 2021	27,600,000	$281,520,000	6,900,000	690	$—	$(22,341,250)	$(22,340,560)
Accretion of ordinary share subject to possible redemption	—	20,308	—	—	—	(20,308)	(20,308)
Net income	—	—	—	—	—	5,880,541	5,880,541

Balance as of March 31, 2022	27,600,000	$281,540,308	6,900,000	690	$—	$(16,481,017)	$(16,480,327)

The accompanying notes are an integral part of these unaudited condensed financial statements
.

ESGEN ACQUISITION CORPORATION
UNAUDITED CONDENSED STATEMENT OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2022

Cash flows from operating activities:
Net income	$5,880,541
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on cash held in Trust Account	(18,171)
Change in fair value of warrant liabilities	(6,735,360)
Changes in current assets and liabilities:
Prepaid expenses	97,696
Accrued expenses	507,475
Due to related party	30,000

Net cash used in operating activities	(237,819)

Net change in cash	(237,819)
Cash, beginning of the period	1,323,903

Cash, end of the period	$1,086,084

The accompanying notes are an integral part of these unaudited condensed financial statements.

ESGEN ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
Note 1 — Organization and Business Operation
ESGEN Acquisition Corporation (the “Company”) was incorporated as a Cayman Islands exempted company on April 19, 2021. The Company was incorporated for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses or entities (the “Business Combination”). The Company has not selected any Business Combination target. The Company will not be limited to a particular industry or geographic region in its identification and acquisition of a target company.
As of March 31, 2022, the Company had not commenced any operations. All activity for the period from April 19, 2021 (inception) through March 31, 2022, relates to the Company’s formation and the initial public offering (“Public Offering” or “IPO”) described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating
income in the form of interest income on cash and cash equivalents from the proceeds derived from the Public Offering (as defined below). The Company has selected December 31 as its fiscal year end.
The Company’s sponsor is ESGEN LLC, a Delaware limited liability company (the “Sponsor”).
The registration statement for the Company’s IPO was declared effective on October 19, 2021 (the “Effective Date”). On October 22, 2021, the Company consummated its IPO of 27,600,000 units (the “Units” and, with respect to the ordinary shares included in the Units being offered, the “Public Shares”) at $10.00 per Unit (which included the full exercise of the underwriters’ over-allotment option), which is discussed in Note 3 and the sale of 14,040,000 warrants (the “Private Placement Warrants”) each exercisable to purchase one Class A ordinary share at $11.50 per share, at a price of $1.00 per Private Placement Warrant in a private placement to the Sponsor that closed simultaneously with the Public Offering.
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
Except with respect to interest or other income earned on the funds held in the Trust Account that may be released to the Company to pay its income taxes, if any, the amended and restated memorandum and articles of association, as discussed below and subject to the requirements of law and regulation, will provide that the proceeds from the Public Offering and the sale of the Private Placement Warrants held in the Trust Account will not be released from the Trust Account (1) to the Company, until the completion of the initial Business Combination, or (2) to the public shareholders, until the earliest of (a) the completion of the initial Business Combination, and then only in connection with those Class A ordinary shares that such shareholders properly elected to redeem, subject to the limitations described herein, (b) the redemption of any public shares properly tendered in connection with a shareholder vote to amend the amended and restated memorandum and articles of association (A) to modify the substance or timing of the Company’s obligation to provide holders of the Class A ordinary shares the right to have their shares redeemed in connection with the initial Business Combination or to redeem 100% of the public shares if the Company does not complete its initial Business Combination within 15 months (unless otherwise extended as described in the prospectus relating to the IPO) from the closing of this offering (the “Combination Period”) or (B) with respect to any other provision relating to the rights of holders of the Class A ordinary shares, and (c) the redemption of the public shares if the Company has not consummated the Business Combination within Combination Period, subject to applicable law. Public shareholders who redeem their Class A ordinary shares in connection with a shareholder vote described in clause (b) in the preceding sentence shall not be entitled to funds from the Trust Account upon the subsequent completion of an initial Business Combination or liquidation if the Company has not consummated an initial Business Combination within Combination Period, with respect to such Class A ordinary shares so redeemed.
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
The ordinary shares subject to redemption were recorded at redemption value and classified as temporary equity upon the completion of the Public Offering, in accordance with Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” In such case, the Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and, if the Company seeks shareholder approval, a majority of the issued and outstanding shares voted are voted in favor of the Business Combination.
The Company will have 15 months (unless otherwise extended as described in the prospectus relating to the IPO) from the closing of the Public Offering to consummate the initial Business Combination. If the Company has not consummated the initial Business Combination within the Combination Period, the Company will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share
price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its income taxes, if any (less up to $100,000 of interest to pay winding up and dissolution expenses) divided by the number of the then-outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and its board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii), to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.
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
The Sponsor has agreed that it will be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company (other than the Company’s independent registered public accounting firm), or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amounts in the Trust Account to below the lesser of (i) $10.00 per public share and (ii) the actual amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account if less than $10.00 per public share due to reductions in the value of the Trust Account, in each case net of the interest that may be withdrawn to pay the Company’s income tax obligations, provided that such liability will not apply to any claims by a third party or prospective target business that executed a waiver of any and all rights to seek access to the Trust Account nor will it apply to any claims under the Company’s indemnity of the underwriters of the Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). In the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. However, the Company has not asked the Sponsor to reserve for such indemnification obligations, nor has the Company independently verified whether the Sponsor has sufficient funds to satisfy its indemnity obligations and the Company believe that the sponsor’s only assets are securities of the Company. Therefore, the Company cannot assure you that the Sponsor would be able to satisfy those obligations. None of the Company’s officers or directors will indemnify the Company for claims by third parties including, without limitation, claims by vendors and prospective target businesses.
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
The current challenging economic climate may lead to adverse changes in cash flows, working capital levels and/or debt balances, which may also have a direct impact on the Company’s operating results and financial position in the future. The ultimate duration and magnitude of the impact and the efficacy of government interventions on the economy and the financial effect on the Company is not known at this time. The extent of such impact will depend on future developments, which are highly uncertain and not in the Company’s control, including new information which may emerge concerning the spread and severity of
COVID-19
and actions taken to address its impact, among others. The repercussions of this health crisis could have a material adverse effect on the Company’s business, financial condition, liquidity and operating results.
In response to
COVID-19,
the Company has implemented working practices to address potential impacts to its operations, employees and customers, and will take further measures in the future if and as required. At present, we do not believe there has been any appreciable impact on the Company specifically associated with
COVID-19.
Liquidity and Capital Resources
As of March 31, 2022, the Company had cash of $1,086,084 and working capital of approximately $420,473.
The Company’s liquidity needs prior to the consummation of the Initial Public Offering had been satisfied through a payment from the Sponsor of $25,000 to cover certain offering costs in consideration for the Founder Shares and the loan under an unsecured promissory note from the Sponsor of $262,268 (See Note 5). Subsequent to the consummation of the Initial Public Offering, the Company expects that it will need additional capital to satisfy its liquidity needs beyond the net proceeds from the consummation of the Initial Public Offering and the proceeds held outside of the Trust Account for paying existing accounts payable, identifying and evaluating prospective business combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Initial Business Combination. In order to finance transaction costs in connection with a Business Combination, the Sponsor, an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans. As of March 31, 2022, there were no amounts outstanding under any Working Capital Loans.
Going Concern
As of March 31, 2022, the Company had $1,086,084 in cash held outside of the Trust Account and working capital of $420,473. The Company anticipates that the cash held outside of the Trust Account as of March 31, 2022 will be not sufficient to allow the Company to operate for at least the next 12 months from the issuance of the financial statements, assuming that a Business Combination is not consummated during that time. The Company has incurred and expects to continue to incur significant costs in pursuit of its acquisition plans.
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

Note 2 — Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form
10-Q
and Article 10 of Regulation
S-X
of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.
The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form
10-K,
which contains the initial audited financial statements and notes thereto for the period from April 19, 2021 (inception) to December 31, 2021, as filed with the SEC on April 1, 2022. The interim results for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for the period ending December 31, 2022 or for any future interim periods.

Emerging Growth Company Status
The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.
Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Securities Exchange Act of 1934, as amended (The “Exchange Act”) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-
emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.
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
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company has $1,086,084 and $1,323,903 in cash and cash equivalents as of March 31, 2022 and December 31, 2021, respectively.
Marketable Securities Held in Trust Account
Following the closing of the Public Offering on October 22, 2021, an amount of $281,520,000 from the net proceeds of the sale of the Units in the Public Offering and the sale of the Private Placement Warrants were placed in the Trust Account and may be invested only in U.S. government securities with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule
2a-7
under the Investment Company Act which invest only in direct U.S. government treasury obligations. The Trust Account is intended as a holding place for funds pending the earliest to occur of: (i) the completion of the initial Business Combination; (ii) the redemption of any public shares properly submitted in connection with a shareholder vote to amend the Company’s amended and restated certificate of incorporation (A) to modify the substance or timing of the Company’s obligation to redeem 100% of the public shares if the Company does not complete the initial Business Combination within 15 months (unless otherwise extended as described in the prospectus relating to the IPO) from the closing of the Public Offering or (B) with respect to any other provision relating to shareholders’ rights or pre-initial
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
and SEC Staff Accounting Bulletin Topic 5A—“Expenses of Offering”. Offering costs consist of legal, accounting, underwriting and other costs incurred through the balance sheet date that are related to the Public Offering. Offering costs are charged against the carrying value of the ordinary shares or the statement of operations based on the relative value of the ordinary shares and the Public Warrants to the proceeds received from the Units sold upon the completion of the Initial Public Offering. Offering costs amounted to $16,138,202 and of this, $15,428,121 was charged to temporary equity and $710,081 was deemed allocable to the warrants and charged to expense upon the completion of the IPO.
Fair Value of Financial Instruments
The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheets, primarily due to its short-term nature.

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The Company’s financial instruments are classified as either Level 1, Level 2 or Level 3. These tiers include:

•	Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;

•
Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

•
Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

Derivative Financial Instruments
The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging”. The Company’s derivative instruments are recorded at fair value on the balance sheet with changes in the fair value reported in the statement of operations. Derivative assets and liabilities are classified on the balance sheets as current or non-current
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
Net Income (Loss) Per Ordinary Share
The Company complies with accounting and disclosure requirements of ASC Topic 260, “Earnings Per Share.” The Company has two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares. Net income (loss) per ordinary share is calculated by dividing the net income (loss) by the weighted average ordinary shares outstanding for the respective period. Net loss for the period from inception to IPO was allocated fully to Class B ordinary shares. With respect to the accretion of Class A ordinary shares subject to possible redemption, the Company treated accretion in the same manner as a dividend, paid to the shareholder in the calculation of the net income (loss) per ordinary share.
The earnings per share presented in the Statement of Operations is based on the following:

Three Months Ended March 31, 2022
Net income	$5,880,541
Accretion of temporary equity to redemption value	(18,171)

Net income including accretion of temporary equity to redemption value	$5,862,370

	For the three months ended March 31, 2022
	Class A	Class B
Basic and diluted net income (loss) per share:
Numerator:
Allocation of net income including accretion of temporary equity	$4,689,896	$1,172,471
Allocation of accretion of temporary equity to redemption value	18,171	—

Allocation of loss	4,708,067	1,172,474

Denominator:
Weighted-average shares outstanding	27,600,000	6,900,000

Basic and diluted net income (loss) per share	$0.17	$0.17
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
Class A Ordinary Shares Subject to Possible Redemption
The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholder’s equity. The Company’s Class A ordinary shares sold in the IPO feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events.
The Company has made a policy election in accordance with ASC
480-10-S99-3A
and will recognize changes in redemption value in additional paid-in
capital (or accumulated deficit in the absence of additional paid-in
capital) immediately as they occur. The Company recorded accretion of $20,308 and $33,092,121 in accumulated deficit for the three months ended March 31, 2022 and the period from April 19, 2021 (inception) through December 31, 2021 respectively.
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
FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of March 31, 2022 and December 31, 2021.
The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with Cayman income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s financial statements. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of March 31, 2022 and December 31, 2021, there were no unrecognized tax benefits and no amounts were accrued for the payment of interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.
Recent Accounting Pronouncements
In August 2020, the FASB issued Accounting Standards Update (“ASU”)
2020-06,
Debt — Debt with Conversion and Other Options (Subtopic
470-20)
and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 9

815-40) (“ASU
2020-06”)
to simplify accounting for certain financial instruments. ASU
2020-06
eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU
2020-06
amends the diluted earnings per share guidance, including the requirement to use the if-converted
method for all convertible instruments. ASU
2020-06
is effective January 1, 2022 and was applied on a full or modified retrospective basis. The Company assessed the impact that ASU
2020-06
would have on its financial position, results of operations or cash flows and noted there was no material effect on the Company’s financial statement.
Note 3 — Public Offering
On October 22, 2021, the Company consummated its IPO of 27,600,000 Units, which included the full exercise of the underwriters’ over- allotment option, at a price of $10.00 per Unit, generating gross proceeds of $276,000,000. Each Unit consists of one Class A ordinary share and one
-half
of one redeemable warrant (each, a “Public Warrant”). Each whole Public Warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share.
All of the 27,600,000 Class A ordinary shares sold as part of the Units in the IPO contain a redemption feature which allows for the redemption of such public shares in connection with the Company’s liquidation, if there is a shareholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s certificate of incorporation. In accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity” and with the SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC
480-10-S99,
redemption provisions not solely within the control of the Company require ordinary shares subject to redemption to be classified outside of permanent equity.
The Class A ordinary shares is subject to SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC
480-10-S99.
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
paid-in
capital and accumulated deficit.
As of March 31, 2022 and December 31, 2021, the ordinary shares reflected on the balance sheets are reconciled in the following table:

Gross proceeds	$276,000,000
Less:
Proceeds allocated to Public Warrants	(12,144,000)
Class A ordinary share issuance costs	(15,428,121)
Plus:
Accretion of carrying value to redemption value	33,092,121

Class A ordinary shares subject to possible redemption as of December 31, 2021	$281,520,000
Accretion of carrying value to redemption value	20,308

Class A ordinary shares subject to possible redemption as of March 31, 2022	$281,540,308

Note 4 — Private Placement
The Sponsor purchased 11,240,000 warrants, which included the underwriters’ exercise of the full over-allotment option (the “Private Placement Warrants”), each exercisable to purchase one Class A ordinary share at $11.50 per share, subject to adjustment, at a price of $1.00 per warrant and $11,240,000 in the aggregate, in a private placement that occurred concurrently with the closing of the Public Offering. Additionally Salient Capital Advisors, LLC, acting in its capacity as investment advisor on behalf of one or more client accounts (“Salient Client Accounts”) purchased 2,800,000 warrants on the same terms as the Sponsor in a private placement that occurred concurrently with the closing of the Public Offering. The private placement resulted in an aggregate of 14,040,000 warrants and $14,040,000 in proceeds, a portion of which was placed in the Trust account.
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
On September 10, 2021, the Sponsor transferred 115,000 Class B ordinary shares to each of its three independent directors. Additionally, on September 27, 2021, the Company sold 831,393 Class B ordinary shares to the Salient Client Accounts at a price of approximately $0.004 per share. As of March 31, 2022, the Sponsor held 4,573,607 Class B ordinary shares.

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
Promissory Note — Related Party
On April 27, 2021, the Sponsor agreed to loan the Company up to $300,000 to be used for a portion of the expenses of the Public Offering. The Company borrowed a total of $262,268. This loan was non-interest
bearing, unsecured and due at the earlier of December 31, 2021 or the closing of the Public Offering. The loan was to be repaid upon the closing of the Public Offering out of the offering proceeds not held in the Trust Account. In connection with the closing of the Public Offering, the Company paid down $90,922 of the outstanding balance. As of March 31, 2022 and December 31, 2021, the Company had $171,346 outstanding under the promissory note.
Working Capital Loans
In order to finance transaction costs in connection with an intended Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes the initial Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants. As of March 31, 2022 and December 31, 2021, the Company had no borrowings under the Working Capital Loans.
Office Space, Secretarial and Administrative Services
Commencing on the date that the Company’s securities are first listed on the NASDAQ through the earlier of consummation of the initial Business Combination and the liquidation, the Company will pay the Sponsor a total of $10,000 per month for office space, utilities, secretarial support and administrative services. As of March 31, 2022 and December 31, 2021, the Company had incurred $30,000 and $24,193, respectively pursuant to this agreement, which was accrued in “Due to related party”.
Note 6 — Prepaid Expenses
The Company’s prepaid expenses as of March 31, 2022 and December 31, 2021 consisted of the expense for a subscription fee which the Company paid in advance.

	March 31, 2022	December 31, 2022
	Current	Current	Non-current
Prepaid Insurance	$424,537	$528,861	$26,081
Other Prepaid Items	54,282	21,573	—

	$478,819	$550,434	$26,081

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
The underwriters earned an underwriting discount of two percent (2%) of the gross proceeds of the Public Offering, or $5,520,000, which was paid in cash at closing of the offering.
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
$18.00
. Once the warrants become exercisable, the Company may redeem not less than all of the outstanding warrants (except as described herein with respect to the Private Placement Warrants):

•	in whole and not in part;

•	at a price of $0.01 per warrant;

•	upon a minimum of 30 days’ prior written notice of redemption to each warrant holder; and

•
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

Redemption of warrants when the price per Class
 A ordinary share equals or exceeds
$10.00
. Once the warrants become exercisable, the Company may redeem not less than all of the outstanding warrants:

•	in whole and not in part;

•	at $0.10 per warrant upon a minimum of 30 days’ prior written notice of redemption; and;

•
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

Private Warrants
If the Private Placement Warrants are held by holders other than the Sponsor or its permitted transferees, the Private Placement Warrants will be redeemable by the Company in all redemption scenarios and exercisable by the holders on the same basis as the warrants included in the units sold in the Public Offering. Any amendment to the terms of the Private Placement Warrants or any provision of the warrant agreement with respect to the Private Placement Warrants will require a vote of holders of at least 50% of the number of the then outstanding Private Placement Warrants.
The accounting treatment of derivative financial instruments requires that the Company record a derivative liability upon the closing of the IPO. Accordingly, the Company has classified each warrant as a liability at its fair value and the warrants were allocated a portion of the proceeds from the issuance of the Units equal to its fair value determined by the Monte Carlo simulation. This liability is subject to re-
measurement at each balance sheet date. With each such
re-measurement,
the warrant liability will be adjusted to fair value, with the change in fair value recognized in the Company’s statement of operations. The Company will reassess the classification at each balance sheet date. If the classification changes as a result of events during the period, the warrants will be reclassified as of the date of the event that causes the reclassification. As such, the Company recorded $24,920,400 of warrant liability upon issuance as of October 22, 2021. For the period from April 19, 2021 (inception) through December 31, 2021, the Company recorded a change in the fair value of the warrant liabilities in the amount of $10,944,240 on the statement of operations, resulting in warrant liabilities of $13,976,160 as of December 31, 2021 on the balance sheet. For the three months ended March 31, 2022, the Company recorded a change in the fair value of the warrant liabilities in the amount of $6,735,360 on the statement of operations, resulting in warrant liabilities of $7,240,800 as of March 31, 2022 on the balance sheet.
Note 9—Derivative Financial Instruments
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
The following table presents fair value information as of March 31, 2022 and December 31, 2021 of the Company’s financial liabilities that were accounted for at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. The Company’s warrant liability is based on a valuation model utilizing management judgment and pricing inputs from observable and unobservable markets with less volume and transaction frequency than active markets. Significant deviations from these estimates and inputs could result in a material change in fair value. The fair value of the private warrant liability is classified within Level 3 of the fair value hierarchy.

March 31, 2022	Level 1	Level 2	Level 3	Total
Liabilities:
Public warrant liabilities	$3,450,000	$—	$—	$3,450,000
Private warrant liabilities	—	—	3,790,800	3,790,800

Total warrant liabilities	$3,450,000	$—	$3,790,800	$7,240,800

December 31, 2021	Level 1	Level 2	Level 3	Total
Liabilities:
Public warrant liabilities	$6,900,000	$—	$—	$6,900,000
Private warrant liabilities	—	—	7,076,160	7,076,160

Total warrant liabilities	$6,900,000	$—	$7,076,160	$13,976,160

The estimated fair value of the warrant liability for the private warrants at March 31, 2022 and December 31, 2021 was determined using Level 3 inputs. Inherent in a Monte Carlo options pricing model are assumptions related to expected stock-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its common stock based on projected volatility of comparable public companies that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon
yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is based on management assumptions regarding the timing and likelihood of completing a business combination. The dividend rate is based on the historical rate, which the Company anticipates to remain at zero.
The following table provides a summary of the changes in the fair value of the Company’s Level 3 financial instruments that are measured at fair value on a recurring basis:

	Private Placement Warrants	Public Warrants	Warrant Liabilities
Warrant liability – initial measurement	$12,776,400	$12,144,000	$24,920,400
Change in fair value of warrant liabilities	(5,700,240)	(5,244,000)	(10,944,240)
Transfer to Level 1	—	(6,900,000)	(6,900,000)

Warrant liabilities at December 31, 2021	$7,076,160	$—	$7,076,160
Change in fair value of warrant liabilities	(3,285,360)	—	(3,285,360)

Warrant liabilities at March 31, 2022	$3,790,800	$—	$3,790,800

The following table presents quantitative information about the Company’s Level 3 liabilities that are measured at fair value on a recurring basis as of March 31, 2022 and December 31, 2021.

	March 31, 2022	December 31, 2021
Exercise price	$11.50	$11.50

Share price	$10.01	$9.92

Risk-free rate	2.39%	1.32%

Expected volatility	5.10%	8.3%

Term (years)	5.56	5.81

Note 10—Shareholder’s Equity (Deficit)
Preference shares
—The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 and with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2022 and December 31, 2021, there were no preference shares issued or outstanding.
Class
 A ordinary shares
—The Company is authorized to issue 250,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of March 31, 2022 and December 31, 2021, there were no Class A ordinary shares issued or outstanding other than the 27,600,000 Class A ordinary shares subject to possible redemption that are accounted for outside of the shareholder’s equity (deficit) section of our balance sheets.
Class
 B ordinary shares
—The Company is authorized to issue 25,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders are entitled to one vote for each share of Class B ordinary shares. As of March 31, 2022 and December 31, 2021, there were 6,900,000 Class B ordinary shares issued and outstanding. Of the 6,900,000 Class B ordinary shares, up to 900,000 shares were subject to forfeiture to the Company for no consideration to the extent that the underwriters’ over-allotment option was not exercised in full or in part, so that the initial shareholders will collectively own 20% of the Company’s issued and outstanding ordinary shares after the Public Offering. The underwriters exercised their full over-allotment on October 22, 2021.
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
The Class B ordinary shares will automatically convert into Class A ordinary shares (which such Class A ordinary shares delivered upon conversion will not have any redemption rights or be entitled to liquidating distributions from the Trust Account if the Company fails to consummate an initial Business Combination) at the time of the initial Business Combination or earlier at the option of the holders thereof at a ratio such that the number of Class A ordinary shares issuable upon conversion of all Founder Shares will equal, in the aggregate, on an as-
converted basis, 20% of the sum of (i) the total number of ordinary shares issued and outstanding upon completion of the Public Offering, plus (ii) the total number of Class A ordinary shares issued or deemed issued or issuable upon conversion or exercise of any equity-linked securities or rights issued or deemed issued, by the Company in connection with or in relation to the consummation of the initial Business Combination, excluding any Class A ordinary shares or equity-linked securities exercisable for or convertible into Class A ordinary shares issued, deemed issued, or to be issued, to any seller in the initial Business Combination and any Private Placement Warrants issued to the Sponsor, any of its affiliates or any members of the Company’s management team upon conversion of Working Capital Loans. In no event will the Class B ordinary shares convert into Class A ordinary shares at a rate of less than one-to-one.
This is different than some other similarly structured blank check companies in which the initial shareholders will only be issued an aggregate of 20% of the total number of shares to be outstanding prior to the initial Business Combination.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
References to the “Company,” “our,” “us” or “we” refer to ESGEN Acquisition Corporation. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto contained elsewhere in this Quarterly Report on Form
10-Q
(this “Quarterly Report”). Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.
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

•	our ability to select an appropriate target business or businesses;

•	our ability to complete our initial business combination;

•	our expectations around the performance of a prospective target business or businesses;

•	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

•	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination;

•	our potential ability to obtain additional financing to complete our initial business combination;

•	our pool of prospective target businesses;

•
our ability to consummate an initial business combination due to the uncertainty resulting from the
COVID-19
pandemic, as well as from the emergence of variant strains of
COVID-19,
including the efficacy and adoption of recently developed vaccines with respect to
COVID-19
and variant strains thereof;

•	the ability of our officers and directors to generate a number of potential business combination opportunities;

•	our public securities’ potential liquidity and trading;

•	the lack of a market for our securities;

•	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance;

•	the trust account not being subject to claims of third parties; or

•	our financial performance following our initial public offering.
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
Our sponsor is ESGEN LLC, a Delaware limited liability company (the “Sponsor”).

The registration statement for our initial public offering was declared effective on October 19, 2021 (the “Effective Date”). On October 22, 2021, we consummated our initial public offering of 27,600,000 units (the “Units” and, with respect to the ordinary shares included in the Units being offered, the “Public Shares”) at $10.00 per Unit (which included the full exercise of the underwriters’ over- allotment option), and the sale of 14,040,000 warrants (the “Private Placement Warrants”) each exercisable to purchase one Class A ordinary share at $11.50 per share, at a price of $1.00 per Private Placement Warrant in a private placement to our sponsor that closed simultaneously with the initial public offering.
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

Results of Operations
All of our activity from April 19, 2021 (inception) through March 31, 2022, was in preparation for our initial public offering, and since our initial public offering, our activity has been limited to the search for a prospective initial Business Combination. We will not generate any operating revenues until the closing and completion of our initial Business Combination.
For the three months ended March 31, 2022, we had an income of $5,880,541, which consisted of gain on change in fair value of warrant liabilities of $6,735,360, interest income from marketable securities held in trust account of $18,171, offset by formation and operating costs of $842,990.
Liquidity and Capital Resources
As of March 31, 2022, we had $1,086,084 in cash and a working capital of $420,473.
Prior to the completion of our initial public offering, our liquidity needs had been satisfied through a capital contribution from the Sponsor of $25,000 and a loan to us of up to $300,000 by our Sponsor under an unsecured promissory note, which had an outstanding balance of $171,346 at March 31, 2022. In addition, in order to finance transaction costs in connection with a Business Combination, our Sponsor, an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to, provide us Working Capital Loans. As of March 31, 2022, there were no amounts outstanding under any Working Capital Loans.
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
Office Space, Secretarial and Administrative Services
Commencing on the date that our securities are first listed on the NASDAQ through the earlier of consummation of our initial Business Combination and the liquidation, we are expected to pay our Sponsor a total of $10,000 per month for office space, utilities, secretarial support and administrative services. As of March 31, 2022, we had incurred $54,193 pursuant to this agreement, which was accrued in “Due to related party”.
Registration Rights
The holders of the Founder Shares, Private Placement Warrants and any warrants that may be issued upon conversion of Working Capital Loans (and any Class A ordinary shares issuable upon the exercise of the Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans) are entitled to registration rights pursuant to a registration and shareholder rights agreement signed at the closing of our initial public offering. The holders of these securities are entitled to make up to three demands, excluding short form demands, that we register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to our completion of the initial Business Combination. However, the registration and shareholder rights agreement provides that we will not permit any registration statement filed under the Securities Act of 1933, as amended (the “Securities Act”) to become effective until termination of the applicable
Lock-up
period, which occurs (i) in the case of the Founder Shares, and (ii) in the case of the Private Placement Warrants and the respective Class A ordinary shares issuable upon exercise of the private placement warrants, 30 days after the completion of the initial Business Combination. We will bear the expenses incurred in connection with the filing of any such registration statements. The holders of the Founder Shares, Private Placement Warrants and any warrants that may be issued upon conversion of Working Capital Loans (and any Class A ordinary shares issuable upon the exercise of the Working
Working Capital Loans (and warrants that may be issued upon conversion of Working Capital Loans) will be entitled to registration rights pursuant to a registration and expected shareholder rights agreement signed at the closing of our initial public offering. The holders of these securities are entitled to make up to three demands, excluding short form demands, that our register such securities.

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
Going Concern
As of March 31, 2022, the Company had $1,086,084 in cash held outside of the Trust Account and working capital of $420,473. The Company anticipates that the cash held outside of the Trust Account as of March 31, 2022 will not be sufficient to allow the Company to operate for at least the next 12 months from the issuance of the financial statements, assuming that a Business Combination is not consummated during that time. The Company has incurred and expects to continue to incur significant costs in pursuit of its acquisition plans. There is no assurance that the Company’s plans to consummate an initial Business Combination will be successful or successful within the Combination Period.
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

Critical Accounting Policies
The preparation of these financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates. We have identified the following critical accounting policies:
Warrant Liability
The Company accounts for the Public and Private Placement warrants issued in connection with the Public Offering in accordance with the guidance contained in ASC
815-40
and ASC 480, Distinguishing Liabilities from Equity. Such guidance provides that because the warrants do not meet the criteria for equity treatment thereunder, each warrant must be recorded as a liability. Accordingly, the Company classified each warrant as a liability at its fair value. This liability is subject to re-measurement
at each balance sheet date. With each such
re-
measurement, the warrant liability will be adjusted to fair value, with the change in fair value recognized in the Company’s statement of operations.
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
Class A Ordinary Shares Subject to Possible Redemption
We account for our Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholder’s equity. Our Class A ordinary shares sold in our initial public offering feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, as of March 31, 2022 and December 31, 2021, 27,600,000 Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholder’s equity (deficit) section of our balance sheets.
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
815-40)
(“ASU
2020-06”)
to simplify accounting for certain financial instruments. ASU
2020-06
eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU
2020-06
amends the diluted earnings per share guidance, including the requirement to use the if-converted
method for all convertible instruments. ASU
2020-06
is effective January 1, 2022 and was applied on a full or modified retrospective basis. The Company assessed the impact that ASU
2020-06
would have on its financial position, results of operations or cash flows and noted there was no material effect on the Company’s financial statement.
Off-Balance
Sheet Arrangements
As of March 31, 2022, we did not have any
off-balance
sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation
S-K
and did not have any commitments or contractual obligations.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are a smaller reporting company as defined by Rule
12b-2
of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and are not required to provide the information otherwise required under this item. As of March 31, 2022, we were not subject to any market or interest rate risk. The net proceeds of the Initial Public Offering, including amounts in the Trust Account, was invested in U.S. government securities with a maturity of 185 days or less or in money market funds that meet certain conditions under Rule
2a-7
under the Investment Company Act of 1940, as amended, that invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.
We have not engaged in any hedging activities since our inception and we do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our principal executive officer and principal financial and accounting officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of March 31, 2022, pursuant to Rule
13a-15(b)
under the Exchange Act. A material weakness, as defined in the SEC regulations, is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.
As previously disclosed in the Form
10-K
for the year ended December 31, 2021, our disclosure controls and procedures were not effective because of the identification of a material weakness in our internal control over financial reporting relating to a lack of qualified resources within the accounting department. In particular, the Company was not able to correctly calculate allocations of earnings per share in accordance with appropriate accounting guidelines.
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
PART II – OTHER INFORMATION
Item 1. Legal Proceedings
None.
Item 1A. Risk Factors.
There have been no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form
10-K
as filed with the SEC on April 1, 2022 (the “Annual Report”).
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
From April 19, 2021 (inception) through the closing of the Initial Public Offering, we incurred approximately $16.1 million for costs and expenses related to the Initial Public Offering. In connection with the closing of the Initial Public Offering, we paid a total of approximately $5.5 million in underwriting discounts and commissions. In addition, the underwriters agreed to defer approximately $9.7 million in underwriting discounts and commissions, which amount will be payable upon consummation of the initial Business Combination. There has been no material change in the planned use of proceeds from the Initial Public Offering as described in our Annual Report.

In connection with the Initial Public Offering, we incurred offering costs of approximately $16.1 million, inclusive of approximately $9.7 million in deferred underwriting commissions. Other incurred offering costs consisted principally of preparation fees related to the Initial Public Offering. After deducting the underwriting discounts and commissions (excluding the deferred portion, which amount will be payable upon consummation of the Initial Business Combination, if consummated) and the Initial Public Offering expenses, $281.5 million of the net proceeds from our Initial Public Offering and certain of the proceeds from the private placement of the Private Placement Warrants (or $10.00 per Unit sold in the Initial Public Offering) was placed in the Trust Account. The net proceeds of the Initial Public Offering and certain proceeds from the sale of the Private Placement Warrants are held in the Trust Account and invested as described elsewhere in this Quarterly Report.
There has been no material change in the planned use of the proceeds from the Initial Public Offering and Private Placement as is described in the Company’s Annual Report.
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

Date: May 12, 2022	ESGEN Acquisition Corporation

	By:	/s/ Andrea Bernatova
Andrea Bernatova
Chief Executive Officer

Date: May 12, 2022	ESGEN Acquisition Corporation

	By:	/s/ Nader Daylami
Nader Daylami
Chief Financial Officer