Form 10-Q
period 2022-06-30
ESGEN Acquisition Corp
filed 2022-08-12
CIK 1865506

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report
Pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2022

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
Rule 12b-2of
the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2of
the Exchange Act): Yes  ☒    No  ☐
As of August
12
, 2022, 27,600,000 Class A ordinary shares, par value $0.0001, and 6,900,000 Class B ordinary shares, par value $0.0001, were issued and outstanding.

ESGEN ACQUISITION CORPORATION
FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2022

Page
PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)	1

Condensed Balance Sheets as of June 30, 2022 and December 31, 2021	1

Condensed Statements of Operations for the three and six months ended June 30, 2022 and for the period from April 19, 2021 (inception) through June 30, 2021	2

Condensed Statements of Changes in Shareholder’s (Deficit) Equity for the three and six months ended June 30, 2022 and for the period from April 19, 2021 (inception) through June 30, 2021	3

Condensed Statements of Cash Flows for the six months ended June 30, 2022 and for the period from April 19, 2021 (inception) through June 30, 2021	4

Notes to Condensed Financial Statements	5

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	20

Item 3. Quantitative and Qualitative Disclosures about Market Risk	25

Item 4. Control and Procedures	26

PART II – OTHER INFORMATION	26

Item 1. Legal Proceedings	26

Item 1A. Risk Factors	26

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	26

Item 3. Defaults Upon Senior Securities	28

Item 4. Mine Safety Disclosures	28

Item 5. Other Information	28

Item 6. Exhibits	29

SIGNATURES	30

i

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
ESGEN ACQUISITION CORPORATION
CONDENSED BALANCE SHEETS
(UNAUDITED)

	June 30, 2022	December 31, 2021
ASSETS
Cash	$947,477	$1,323,903
Prepaid expenses - current	322,597	550,434

Total current assets	1,270,074	1,874,337
Prepaid expenses, non-current	—	26,081
Marketable securities held in trust account	281,909,082	281,522,137

Total Assets	$283,179,156	$283,422,555

Liabilities, Redeemable Ordinary Shares and Shareholders’ Deficit
Current liabilities
Accrued offering costs and expenses	$995,805	$411,416
Due to related party	84,193	24,193
Promissory note – related party	171,346	171,346

Total current liabilities	1,251,344	606,955
Warrant liabilities	5,713,200	13,976,160
Deferred underwriter’s discount	9,660,000	9,660,000

Total liabilities	16,624,544	24,243,115

Commitments and Contingencies (Note 7)
Class A ordinary shares subject to possible redemption, 27,600,000 shares at redemption value	281,909,082	281,520,000

Shareholders’ Deficit:
Preferred share, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Class A ordinary share, $0.0001 par value; 250,000,000 shares authorized; none issued or outstanding (excluding 27,600,000 shares subject to possible redemption)	—	—
Class B ordinary share, $0.0001 par value; 25,000,000 shares authorized;6,900,000 shares issued and outstanding	690	690
Additional paid-in capital	—	—
Accumulated deficit	(15,355,160)	(22,341,250)

Total shareholders’ deficit	(15,354,470)	(22,340,560)

Total Liabilities, Redeemable Ordinary Shares and Shareholders’ Deficit	$283,179,156	$283,422,555

The accompanying notes are an integral part of these unaudited condensed financial statements.

ESGEN ACQUISITION CORPORATION
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30,	Six Months Ended June 30,	For the Period from April 19, 2021 (Inception) through June 30,
	2022	2022	2021
Formation and operating costs	$371,743	$1,214,733	$13,703
Operating cost—related party	$30,000	$60,000	$—

Loss from operations	(401,743)	(1,274,733)	(13,703)
Other income:
Interest income on marketable securities held in Trust Account	368,774	386,945	—
Change in fair value of warrant liabilities	1,527,600	8,262,960	—

Total other income	1,896,374	8,649,905	—
Net income (loss)	$1,494,631	$7,375,172	$(13,703)

Basic and diluted weighted average shares outstanding of Class A ordinary shares	27,600,000	27,600,000	—

Basic and diluted net income per share, Class A	$0.05	$0.22	$—

Basic and diluted weighted average shares outstanding of Class B ordinary shares	6,900,000	6,900,000	5,000,000

Basic and diluted net income per share, Class B	$0.03	$0.20	$—

The accompanying notes are an integral part of these unaudited condensed financial statements.

ESGEN ACQUISITION CORPORATION
CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDER’S (DEFICIT) EQUITY
(UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022

	Class A Ordinary share subject to possible redemption		Class B Ordinary share		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of December 31, 2021	27,600,000	$281,520,000	6,900,000	690	$—	$(22,341,250)	$(22,340,560)
Accretion of ordinary share subject to possible redemption	—	20,308	—	—	—	(20,308)	(20,308)
Net income	—	—	—	—	—	5,880,541	5,880,541

Balance as of March 31, 2022	27,600,000	$281,540,308	6,900,000	690	$—	$(16,481,017)	$(16,480,327)
Accretion of ordinary share subject to possible redemption	—	368,774	—	—	—	(368,774)	(368,774)
Net income	—	—	—	—	—	1,494,631	1,494,631

Balance as of June 30, 2022	27,600,000	$281,909,082	6,900,000	690	$—	$(15,355,160)	$(15,354,470)

FOR THE PERIOD FROM APRIL 10, 2021 (INCEPTION) THROUGH JUNE 30, 2021

	Class A Ordinary share subject to possible redemption		Class B Ordinary share		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance as of April 19, 2021 (inception)	—	—	5,750,000	575	$24,425	$—	$25,000
Net income	—	—	—	—	—	(13,703)	(13,703)

Balance as of June 30, 2021	—	—	5,750,000	575	$24,425	$(13,703)	$11,297

The accompanying notes are an integral part of these unaudited condensed financial statements.

ESGEN ACQUISITION CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,	For the Period from April 19, 2021 (Inception) through June 30,
	2022	2021
Cash flows from operating activities:
Net income (loss)	$7,375,172	$(13,703)
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on cash held in Trust Account	(386,945)	—
Change in fair value of warrant liabilities	(8,262,960)	—
Changes in current assets and liabilities:
Prepaid expenses	253,918	—
Accrued expenses	584,389	13,703
Due to related party	60,000	—

Net cash used in operating activities	(376,426)	—

Net change in cash	(376,426)	—
Cash, beginning of the period	1,323,903	—

Cash, end of the period	$947,477	$—

Supplemental disclosure of cash flow information:
Change in value of Class A ordinary shares subject to possible redemption	389,082	—

Deferred offering costs paid by Sponsor in exchange for issuance of Class B ordinary shares	—	25,000

Deferred offering costs paid by Sponsor under the promissory note	—	90,922

Deferred offering costs included in accrued offerings costs	—	425,325

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
As of June 30, 2022, the Company had not commenced any operations. All activity for the period from April 19, 2021 (inception) through June 30, 2022, relates to the Company’s formation and the initial public offering (“Public Offering” or “IPO”) described below and since the closing of the IPO, the search for a prospective initial business combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating
income in the form of interest income on cash and cash equivalents from the proceeds derived from the Public Offering (as defined below). The Company has selected December 31 as its fiscal year end.
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
Liquidity and Capital Resources
The Company’s liquidity needs prior to the consummation of the Public Offering had been satisfied through a payment from the Sponsor of $
25,000
to cover certain offering costs in consideration for the Founder Shares and the loan under an unsecured promissory note from the Sponsor of $
262,268
(See Note
5)
. Subsequent to the consummation of the Public Offering, the Company expects that it will need additional capital to satisfy its liquidity needs beyond the net proceeds from the consummation of the Public Offering and the proceeds held outside of the Trust Account for paying existing accounts payable, identifying and evaluating prospective business combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the initial Business Combination. In order to finance transaction costs in connection with a Business Combination, the Sponsor, an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans. As of June
30
,
2022
, there were
no
amounts outstanding under any Working Capital Loans.

Going Concern
As of June 30, 2022, the Company had $947,477 in cash held outside of the Trust Account and owes $995,805 in accrued offering costs and expenses and an additional $255,539 to related parties. The Company anticipates that the cash held outside of the Trust Account as of June 30, 2022 will not be sufficient to allow the Company to operate for at least the next 12 months from the issuance of the financial statements, assuming that a Business Combination is not consummated during that time. The Company has incurred and expects to continue to incur significant costs in pursuit of its acquisition plans.
In connection with the Company’s assessment of going concern considerations in accordance with ASC Subtopic
205-40,
“Presentation of Financial Statements – Going Concern”, the Company has until January 22, 2023 (unless extended) to consummate a Business Combination. If a Business Combination is not consummated by this date and an extension not obtained, there will be a mandatory liquidation and subsequent dissolution of the Company. Although the Company intends to consummate a Business Combination on or before January 22, 2023, it is uncertain whether the Company will be able to consummate a Business Combination by this time. Management has determined that the mandatory liquidation, should a Business Combination not occur and an extension is not obtained, as well as the potential for us to have insufficient funds available to operate our business prior to a Business Combination, raises substantial doubt about the Company’s ability to continue as a going concern.
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
which contains the initial audited financial statements and notes thereto for the period from April 19, 2021 (inception) to December 31, 2021, as filed with the SEC on April 1, 2022. The interim results for the three and six months ended June 30, 2022 are not necessarily indicative of the results to be expected for the period ending December 31, 2022 or for any future interim periods.
The Company has until January 22, 2023 (or July 22, 2023 if fully extended) to complete a Business Combination.

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
Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging
growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.
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
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company has $947,477 and $1,323,903 in cash and cash equivalents as of June 30, 2022 and December 31, 2021, respectively.
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
and SEC Staff Accounting Bulletin Topic 5A—“Expenses of Offering”. Offering costs consist of legal, accounting, underwriting and other costs incurred through the balance sheet date that are related to the Public Offering. Offering costs are charged against the carrying value of the ordinary shares or the statement of operations based on the relative value of the ordinary shares and the Public Warrants to the proceeds received from the Units sold upon the completion of the Public Offering. Offering costs amounted to $16,138,202 and of this, $15,428,121 was charged to temporary equity and $710,081 was deemed allocable to the warrants and charged to expense upon the completion of the IPO.
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
The earnings per share presented in the Statement of Operations is based on the following:

	Three Months Ended June 30, 2022	Six Months Ended June 30, 2022	For the Period from April 19, 2021 (Inception) through June 30, 2021
Net income (loss)	$1,494,631	$7,375,172	$(13,703)
Accretion of temporary equity to redemption value	(368,774)	(386,945)	—

Net income (loss) including accretion of temporary equity to redemption value	$1,125,857	$6,988,227	$(13,703)

	Three Months Ended June 30, 202 2		Six Months Ended June 30, 2022		For the Period from February 11, 2021 (Inception) through June 30, 2021
	Class A	Class B	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per share:
Numerator:
Allocation of net income (loss) including accretion of temporary equity	$900,686	225,171	$5,590,582	$1,397,645	$—	$(13,703)
Allocation of accretion of temporary equity to redemption value	368,774	—	386,945	—	—	—
Allocation of income (loss)	$1,269,460	225,171	$5,977,527	$1,397,645	$—	$(13,703)

Denominator:
Weighted-average shares outstanding	27,600,000	6,900,000	27,600,000	6,900,000	—	5,000,000
Basic and diluted net income (loss) per share	$0.05	$0.03	$0.22	$0.20	$—	$—
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
and will recognize changes in redemption value in additional paid-in
capital (or accumulated deficit in the absence of additional paid-in
capital) immediately as they occur. The Company recorded accretion of $368,774 and $389,082, and $33,092,121 in accumulated deficit for the three and six months ended June 30, 2022 and the period from April 19, 2021 (inception) through December 31, 2021, respectively.
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
FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of June 30, 2022 and December 31, 2021.
The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with Cayman income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s financial statements. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of June 30, 2022 and December 31, 2021, there were no unrecognized tax benefits and no amounts were accrued for the payment of interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position
.

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
paid-in
capital and accumulated deficit.
As of June 30, 2022 and December 31, 2021, the ordinary shares reflected on the balance sheets are reconciled in the following table:

Gross proceeds	$276,000,000
Less:
Proceeds allocated to Public Warrants	(12,144,000)
Class A ordinary share issuance costs	(15,428,121)
Plus:
Accretion of carrying value to redemption value	33,092,121

Class A ordinary shares subject to possible redemption as of December 31, 2021	$281,520,000
Accretion of carrying value to redemption value	389,082

Class A ordinary shares subject to possible redemption as of June 30, 2022	$281,909,082

Note 4 — Private Placement
The Sponsor purchased 11,240,000 warrants, which included the underwriters’ exercise of the full over-allotment option (the “Private Placement Warrants”), each exercisable to purchase one Class A ordinary share at $11.50 per share, subject to adjustment, at a price of $1.00 per warrant and $11,240,000 in the aggregate, in a private placement that occurred concurrently with the closing of the Public Offering. Additionally, Salient Capital Advisors, LLC, acting in its capacity as investment advisor on behalf of one or more client accounts (“Salient Client Accounts”) purchased 2,800,000 warrants on the same terms as the Sponsor in a private placement that occurred concurrently with the closing of the Public Offering. The private placement resulted in an aggregate of 14,040,000 warrants and $14,040,000 in proceeds, a portion of which was placed in the Trust account.
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
On September 10, 2021, the Sponsor transferred 115,000 Class B ordinary shares to each of its three independent directors. Additionally, on September 27, 2021, the Company sold 831,393 Class B ordinary shares to the Salient Client Accounts at a price of approximately $0.004 per share. As of June 30, 2022, the Sponsor held 4,573,607 Class B ordinary shares
.

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
Combination
.

Promissory Note — Related Party
On April 27, 2021, the Sponsor agreed to loan the Company up to $300,000 to be used for a portion of the expenses of the Public Offering. The Company borrowed a total of $262,268. This loan was non-interest
bearing, unsecured and due at the earlier of December 31, 2021 or the closing of the Public Offering. The loan was to be repaid upon the closing of the Public Offering out of the offering proceeds not held in the Trust Account. In connection with the closing of the Public Offering, the Company paid down $90,922 of the outstanding balance. As of June 30, 2022 and December 31, 2021, the Company had $171,346 outstanding under the promissory note.
Working Capital Loans
In order to finance transaction costs in connection with an intended Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes the initial Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants. As of June 30, 2022 and December 31, 2021, the Company had no borrowings under the Working Capital Loans.
Office Space, Secretarial and Administrative Services
Commencing on the date that the Company’s securities are first listed on the NASDAQ through the earlier of consummation of the initial Business Combination and the liquidation, the Company will pay the Sponsor a total of $10,000 per month for office space, utilities, secretarial support and administrative services. As of June 30, 2022 and December 31, 2021, the Company had incurred $60,000 and $24,193, respectively pursuant to this agreement, which was accrued in “Due to related party”.
Note 6 — Prepaid Expenses
The Company’s prepaid expenses as of June 30, 2022 and December 31, 2021 primarily consisted of insurance.

	June 30, 2022	December 31, 202 1
	Current	Current	Non-current
Prepaid Insurance	$292,684	$528,861	$26,081
Other Prepaid Items	29,913	21,573	—

	$322,597	$550,434	$26,081

Note 7 — Commitments & Contingencies
Registration and Shareholder Rights
The holders of the Founder Shares, Private Placement Warrants and any warrants that may be issued upon conversion of Working Capital Loans (and any Class A ordinary shares issuable upon the exercise of the Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans) will be entitled to registration rights pursuant to a registration and expected shareholder rights agreement signed at the closing of our Public Offering. The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company registers such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the Company’s completion of its initial Business Combination. However, the registration and expected shareholder rights agreement provides that the Company will not permit any registration statement filed under the Securities Act to become effective until termination of the applicable lock-up
period, which occurs (i) in the case of the Founder Shares, and (ii) in the case of the private placement warrants and the respective Class A ordinary shares issuable upon exercise of the private placement warrants, 30 days after the completion of the initial Business Combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements. The holders of the Founder Shares, Private Placement Warrants and any warrants that may be issued upon conversion of Working Capital Loans (and any Class A ordinary shares issuable upon the exercise of the Working Capital Loans and warrants that may be issued upon conversion of Working Capital Loans) will be entitled to registration rights pursuant to a registration and expected shareholder rights agreement signed at the closing of our Public Offering. The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company’s register such securities
.

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
Underwriting Agreement
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
The accounting treatment of derivative financial instruments requires that the Company record a derivative liability upon the closing of the IPO. Accordingly, the Company has classified each warrant as a liability at its fair value and the warrants were allocated a portion of the proceeds from the issuance of the Units equal to its fair value determined by a Black Scholes model. This liability is subject to re-measurement
at each balance sheet date. With each such
re-measurement,
the warrant liability will be adjusted to fair value, with the change in fair value recognized in the Company’s statement of operations. The Company will reassess the classification at each balance sheet date. If the classification changes as a result of events during the period, the warrants will be reclassified as of the date of the event that causes the reclassification. As such, the Company recorded
$
24,920,400
 of warrant liability upon issuance as of October
22
,
2021
. For the period from April
19
,
2021
(inception) through December
31
,
2021
, the Company recorded a change in the fair value of the warrant liabilities in the amount of $
10,944,240
 on the statement of operations, resulting in warrant liabilities of $
13,976,160
 as of December
31
,
2021
on the balance sheet. For the six months ended June
30
,
2022
, the Company recorded a change in the fair value of the warrant liabilities in the amount of $
8,262,960
 on the statement of operations, resulting in warrant liabilities of $
5,713,200
 as of June
30
,
2022
on the balance sheet.
Note 9 — Recurring Fair Value Measurements
As of June 30, 2022 and December 31, 2021, investments held in the Trust Account consisted of U.S. Money Market Funds. Fair values of these investments are determined by Level 1 inputs utilizing quoted prices (unadjusted) in active markets for identical assets.
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
The Company’s Public Warrants are traded on the Nasdaq. As such, the Public Warrant valuation is based on unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access. The fair value of the Public Warrant liability is classified within Level 1 of the fair value hierarchy.
The Company’s Private Warrant liability is based on a valuation model utilizing management judgment and pricing inputs from observable and unobservable markets with less volume and transaction frequency than active markets. Significant deviations from these estimates and inputs could result in a material change in fair value. The fair value of the Private Warrant liability is classified within Level 3 of the fair value hierarchy.
The following tables presents fair value information as of June 30, 2022 and December 31, 2021 of the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

June 30, 2022	Level 1	Level 2	Level 3	Total
Assets:
Marketable securities held in trust account	$281,909,082	$—	$—	$281,909,082

Liabilities:
Public W arrant s	$2,484,000	$—	$—	$2,484,000
Private W arrant s	—	—	3,229,200	3,229,200

Total liabilities	$2,484,000	$—	$3,229,200	$5,713,200

December 31, 2021	Level 1	Level 2	Level 3	Total
Assets:
Marketable securities held in trust account	$281,522,137	$—	$—	$281,522,137

Liabilities:
Public W arrants	$6,900,000	$—	$—	$6,900,000
Private W arrants	—	—	7,076,160	7,076,160

Total liabilities	$6,900,000	$—	$7,076,160	$13,976,160

The following table provides a summary of the changes in the fair value of the Company’s Level 3 financial instruments that are measured at fair value on a recurring basis:

	Private Placement Warrants	Public Warrants	Warrant Liabilities
Warrant liability – initial measurement	$12,776,400	$12,144,000	$24,920,400
Change in fair value of warrant liabilities	(5,700,240)	(5,244,000)	(10,944,240)
Transfer to Level 1	—	(6,900,000)	(6,900,000)

Warrant liabilities at December 31, 2021	$7,076,160	$—	$7,076,160
Change in fair value of warrant liabilities	(3,285,360)	—	(3,285,360)

Warrant liabilities at March 31, 2022	$3,790,800	$—	$3,790,800
Change in fair value of warrant liabilities	(561,600)	—	(561,600)

Warrant liabilities at June 30, 2022	$3,229,200	$—	$3,229,200

The estimated fair value of the Private Placement Warrants at June 30, 2022 and December 31, 2021 was determined using a Black Scholes model with assumptions related to expected stock-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its ordinary shares based on projected volatility of comparable public companies that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is based on management assumptions regarding the timing and likelihood of completing a business combination. The dividend rate is based on the historical rate, which the Company anticipates to remain at zero.
The following table presents quantitative information about the Company’s Level 3 liabilities that are measured at fair value on a recurring basis as of June 30, 2022 and December 31, 2021.

	June 30, 2022	December 31, 2021
Exercise price	$11.50	$11.50
Share price	$10.04	$9.92
Risk-free rate	2.97%	1.32%
Expected volatility	3.8%	8.3%
Term (years)	5.31	5.81
Note 10 — Shareholder’s Equity (Deficit)
Preference shares
—The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 and with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2022 and December 31, 2021, there were no preference shares issued or outstanding.
Class
 A ordinary shares
—The Company is authorized to issue 250,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of June 30, 2022 and December 31, 2021, there were no Class A ordinary shares issued or outstanding other than the 27,600,000 Class A ordinary shares subject to possible redemption that are accounted for outside of the shareholder’s equity (deficit) section of our balance sheets.
Class
 B ordinary shares
—The Company is authorized to issue 25,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders are entitled to one vote for each share of Class B ordinary shares. As of June 30, 2022 and December 31, 2021, there were 6,900,000 Class B ordinary shares issued and outstanding. Of the 6,900,000 Class B ordinary shares, up to 900,000 shares were subject to forfeiture to the Company for no consideration to the extent that the underwriters’ over-allotment option was not exercised in full or in part, so that the initial shareholders will collectively own 20% of the Company’s issued and outstanding ordinary shares after the Public Offering. The underwriters exercised their full over-allotment on October 22, 2021.
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
Cautionary Note Regarding Forward-Looking Statements
This Quarterly Report contains, and our officers and representatives may from time to time make, “forward-looking statements” within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by words such as “anticipate,” “intend,” “plan,” “goal,” “seek,” “believe,” “project,” “estimate,” “expect,” “strategy,” “future,” “likely,” “may,” “should,” “will” and similar references to future periods. Examples of forward-looking statements include, among others, statements we make regarding

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

The registration statement for our initial public offering (“initial public offering” or “Public Offering”) was declared effective on October 19, 2021. On October 22, 2021, we consummated our initial public offering of 27,600,000 units (the “Units” and, with respect to the ordinary shares included in the Units being offered, the “Public Shares”) at $10.00 per Unit (which included the full exercise of the underwriters’ over-allotment option), and the sale of 14,040,000 warrants (the “Private Placement Warrants”) each exercisable to purchase one Class A ordinary share at $11.50 per share, at a price of $1.00 per Private Placement Warrant in a private placement to our sponsor that closed simultaneously with the initial public offering.
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

Results of Operations
All of our activity from April 19, 2021 (inception) through June 30, 2022, was in preparation for our initial public offering, and since our initial public offering, our activity has been limited to the search for a prospective initial Business Combination. We will not generate any operating revenues until the closing and completion of our initial Business Combination.
For the three months ended June 30, 2022, we had income of $1,494,631, which consisted of a gain on change in fair value of warrant liabilities of $1,527,600, interest income from marketable securities held in trust account of $368,774, offset by formation and operating costs of $401,743.
For the six months ended June 30, 2022, we had income of $7,375,172, which consisted of a gain on change in fair value of warrant liabilities of $8,262,960, interest income from marketable securities held in trust account of $386,945, offset by formation and operating costs of $1,274,733.
For the period from April 19, 2021 (inception) to June 30, 2021, we had a loss of $13,703, which consisted of formation and operating costs.
Liquidity and Capital Resources
As of June 30, 2022, the Company had cash of $947,477 and owes $995,805 in accrued offering costs and expenses and an additional $255,539 to related parties.
Prior to the completion of our initial public offering, our liquidity needs had been satisfied through a capital contribution from the Sponsor of $25,000 and a loan to us of up to $300,000 by our Sponsor under an unsecured promissory note, which had an outstanding balance of $171,346 at June 30, 2022. In addition, in order to finance transaction costs in connection with a Business Combination, our Sponsor, an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to, provide us Working Capital Loans. As of June 30, 2022, there were no amounts outstanding under any Working Capital Loans.
Based on the foregoing, management believes that we will not have sufficient working capital and borrowing capacity to meet our needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, we will be using these funds for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.
In connection with the Company’s assessment of going concern considerations in accordance with ASC Subtopic
205-40,
“Presentation of Financial Statements – Going Concern”, the Company has until January 22, 2023 (unless extended) to consummate a Business Combination. If a Business Combination is not consummated by this date and an extension not obtained, there will be a mandatory liquidation and subsequent dissolution of the Company. Although the Company intends to consummate a Business Combination on or before January 22, 2023, it is uncertain whether the Company will be able to consummate a Business Combination by this time. Management has determined that the mandatory liquidation, should a Business Combination not occur and an extension is not obtained, as well as the potential for us to have insufficient funds available to operate our business prior to a Business Combination, and potential subsequent dissolution, raises substantial doubt about the Company’s ability to continue as a going concern. It is uncertain whether the Company will be able to consummate a Business Combination or obtain an extension by this time. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after January 22, 2023.
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
The underwriters earned an underwriting discount of two percent (2%) of the gross proceeds of our initial public offering, or $5,520,000, which we paid in cash at closing of the Public Offering.
Additionally, the underwriters are entitled to a deferred underwriting discount of 3.5% of the gross proceeds of our initial public offering upon the completion of our initial Business Combination.
Office Space, Secretarial and Administrative Services
Commencing on the date that our securities are first listed on the NASDAQ through the earlier of consummation of our initial Business Combination and the liquidation, we are expected to pay our Sponsor a total of $10,000 per month for office space, utilities, secretarial support and administrative services. As of June 30, 2022, we had incurred $84,193 pursuant to this agreement, which was accrued in “Due to related party”.

Registration Rights
The holders of the Founder Shares, Private Placement Warrants and any warrants that may be issued upon conversion of Working Capital Loans (and any Class A ordinary shares issuable upon the exercise of the Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans) are entitled to registration rights pursuant to a registration and shareholder rights agreement signed at the closing of our initial public offering. The holders of these securities are entitled to make up to three demands, excluding short form demands, that we register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to our completion of the initial Business Combination. However, the registration and shareholder rights agreement provides that we will not permit any registration statement filed under the Securities Act of 1933, as amended (the “Securities Act”) to become effective until termination of the applicable lock-up
period, which occurs (i) in the case of the Founder Shares, and (ii) in the case of the Private Placement Warrants and the respective Class A ordinary shares issuable upon exercise of the Private Placement Warrants, 30 days after the completion of the initial Business Combination. We will bear the expenses incurred in connection with the filing of any such registration statements. The holders of the Founder Shares, Private Placement Warrants and any warrants that may be issued upon conversion of Working Capital Loans (and any Class A ordinary shares issuable upon the exercise of the Working Capital Loans and warrants that may be issued upon conversion of Working Capital Loans) will be entitled to registration rights pursuant to a registration and expected shareholder rights agreement signed at the closing of our initial public offering. The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company register such securities.

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
Going Concern
As of June 30, 2022, the Company had cash of $947,477 and owes $995,805 in accrued offering costs and expenses and an additional $255,539 to related parties. The Company anticipates that the cash held outside of the Trust Account as of June 30, 2022 will not be sufficient to allow the Company to operate for at least the next 12 months from the issuance of the financial statements, assuming that a Business Combination is not consummated during that time. The Company has incurred and expects to continue to incur significant costs in pursuit of its acquisition plans. There is no assurance that the Company’s plans to consummate an initial Business Combination will be successful or successful within the Combination Period.
In connection with the Company’s assessment of going concern considerations in accordance with ASC Subtopic
205-40,
“Presentation of Financial Statements – Going Concern”, the Company has until January 22, 2023 (unless extended) to consummate a Business Combination. If a Business Combination is not consummated by this date and an extension not obtained, there will be a mandatory liquidation and subsequent dissolution of the Company. Although the Company intends to consummate a Business Combination on or before January 22, 2023, it is uncertain whether the Company will be able to consummate a Business Combination by this time. Management has determined that the mandatory liquidation, should a Business Combination not occur and an extension is not obtained, as well as the potential for us to have insufficient funds available to operate our business prior to a Business Combination, and potential subsequent dissolution, raises substantial doubt about the Company’s ability to continue as a going concern. It is uncertain whether the Company will be able to consummate a Business Combination or obtain an extension by this time. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after January 22, 2023.

Critical Accounting Estimates
The preparation of these financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates. We have identified the following critical accounting estimates:
Warrant Liability
The Company accounts for the Public and Private Placement warrants issued in connection with the Public Offering in accordance with the guidance contained in ASC
815-40
and ASC 480, Distinguishing Liabilities from Equity. Such guidance provides that because the warrants do not meet the criteria for equity treatment thereunder, each warrant must be recorded as a liability. Accordingly, the Company classified each warrant as a liability at its fair value. This liability is subject tore-measurement at each balance sheet date. With each such re-measurement,
the warrant liability will be adjusted to fair value, with the change in fair value recognized in the Company’s statement of operations.
Offering Costs Associated with Initial Public Offering
We comply with the requirements of Accounting Standards Codification (“ASC”)
340-10-S99-1
and SEC Staff Accounting Bulletin Topic 5A — “Expenses of Offering”. Offering costs consist of legal, accounting, underwriting and other costs incurred through the balance sheet date that are related to our initial public offering. Offering costs amounted to $16,138,202 and of this, $15,428,121 was charged to temporary equity and $710,081 was deemed allocable to the warrants and charged to expense upon the completion of our initial public offering.
Class A Ordinary Shares Subject to Possible Redemption
We account for our Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholder’s equity. Our Class A ordinary shares sold in our initial public offering feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, as of June 30, 2022 and December 31, 2021, 27,600,000 Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholder’s (deficit) equity section of our balance sheets.
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
Off-Balance
Sheet Arrangements
As of June 30, 2022, we did not have any
off-balance
sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation
S-K
and did not have any commitments or contractual obligations.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are a smaller reporting company as defined by Rule
12b-2
of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and are not required to provide the information otherwise required under this item. As of June 30, 2022, we were not subject to any market or interest rate risk. The net proceeds of the Public Offering, including amounts in the Trust Account, were invested in U.S. government securities with a maturity of 185 days or less or in money market funds that meet certain conditions under Rule
2a-7
under the Investment Company Act of 1940, as amended, that invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.
We have not engaged in any hedging activities since our inception, and we do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Quarterly Report, is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our principal executive officer and principal financial and accounting officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of June 30, 2022, pursuant to Rule
13a-15(b)
under the Exchange Act and determined that our disclosures controls and procedures were not effective. A material weakness, as defined in the SEC regulations, is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities
Subsequent to the quarterly period covered by this Quarterly Report, on October 22, 2021, we consummated the Public Offering of 27,600,000 Units, including the over-allotment Units. The Units were sold at a price of $10.00 per Unit, generating gross proceeds of $276,000,000 million. The underwriters were granted a
45-day
option from the date of the final prospectus relating to the Public Offering to purchase up to 3,600,000 additional Units to cover over-allotments, if any, at $10.00 per Unit, less underwriting discounts and commissions. Simultaneously with the closing of the Public Offering, the underwriters fully exercised the over-allotment option and, on October 22, 2021, the underwriters purchased the over-allotment Units.
On October 22, 2021, simultaneously with the closing of the Public Offering and pursuant to a separate Private Placement Warrants Purchase Agreement, dated October 22, 2021, by and among the Company, the Sponsor and the Salient Clients, the Company completed the private sale of an aggregate of 14,040,000 Private Placement Warrants at a purchase price of $1.00 per Private Placement Warrant to the Sponsor and Salient Clients, generating gross proceeds of $14,040,000.

Barclays Capital Inc. and Citibank Global Markets Inc. served as underwriters for the Public Offering. The securities sold in the Public Offering were registered under the Securities Act on a registration statement on Form
S-1
(File
No. 333-259836).
The SEC declared the registration statement effective on October 19, 2021.
From April 19, 2021 (inception) through the closing of the Public Offering, we incurred approximately $16.1 million for costs and expenses related to the Public Offering. In connection with the closing of the Public Offering, we paid a total of approximately $5.5 million in underwriting discounts and commissions. In addition, the underwriters agreed to defer approximately $9.7 million in underwriting discounts and commissions, which amount will be payable upon consummation of the initial Business Combination. There has been no material change in the planned use of proceeds from the Public Offering as described in our Annual Report.

In connection with the Public Offering, we incurred offering costs of approximately $16.1 million, inclusive of approximately $9.7 million in deferred underwriting commissions. Other incurred offering costs consisted principally of preparation fees related to the Public Offering. After deducting the underwriting discounts and commissions (excluding the deferred portion, which amount will be payable upon consummation of the initial Business Combination, if consummated) and the Public Offering expenses, $281.5 million of the net proceeds from our Public Offering and certain of the proceeds from the private placement of the Private Placement Warrants (or $10.00 per Unit sold in the Public Offering) was placed in the Trust Account. The net proceeds of the Public Offering and certain proceeds from the sale of the Private Placement Warrants are held in the Trust Account and invested as described elsewhere in this Quarterly Report.
There has been no material change in the planned use of the proceeds from the Public Offering and Private Placement as is described in the Company’s Annual Report.
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

Date: August 12, 2022	ESGEN Acquisition Corporation

	By:	/s/ Andrea Bernatova
Andrea Bernatova
Chief Executive Officer

Date: August 12, 2022	ESGEN Acquisition Corporation

	By:	/s/ Nader Daylami
Nader Daylami
Chief Financial Officer