Form 10-Q
period 2022-09-30
ESGEN Acquisition Corp
filed 2022-11-10
CIK 1865506

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report
Pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2022

ESGEN Acquisition Corporation
(Exact name of registrant as specified in its charter)

Cayman Islands	001-40927	98-1601409
(State or other jurisdiction of incorporation or organization)	(Commission File Number)	(I.R.S. Employer Identification Number)
5956 Sherry Lane
Suite 1400
Dallas, Texas 75225
(Address of principal executive offices, including zip code)
(214)987-6100
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T(§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated
filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in
Rule 12b-2ofthe
Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2ofthe
Exchange Act):    Yes  ☒    No  ☐
As of November 10, 2022
, 27,600,000 Class A ordinary shares, par value $0.0001, and 6,900,000 Class B ordinary shares, par value $0.0001, were issued and outstanding.

ESGEN ACQUISITION CORPORATION

FORM 10-QFOR THE QUARTER ENDED SEPTEMBER 30, 2022

Page
PART 1 – FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)	1
Condensed Balance Sheets as of September 30, 2022 and December 31, 2021	1
Condensed Statements of Operations for the three and nine months ended September 30, 2022, for the three months ended September 30, 2021 and for the period from April 19, 2021 (inception) through September 30, 2021	2
Condensed Statements of Changes in Shareholder’s (Deficit) Equity for the three and nine months ended September 30, 2022, for the three months ended September 30, 2021 and for the period from April 19, 2021 (inception) through September 30, 2021	3
Condensed Statements of Cash Flows for the nine months ended September 30, 2022 and for the period from April 19, 2021 (inception) through September 30, 2021	4
Notes to Condensed Financial Statements	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	20
Item 3. Quantitative and Qualitative Disclosures about Market Risk	25
Item 4. Control and Procedures	26
PART II – OTHER INFORMATION	26
Item 1. Legal Proceedings	26
Item 1A. Risk Factors	26
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	26
Item 3. Defaults Upon Senior Securities	28
Item 4. Mine Safety Disclosures	28
Item 5. Other Information	28
Item 6. Exhibits	29
SIGNATURES	30

i

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
ESGEN ACQUISITION CORPORATION
CONDENSED BALANCE SHEETS
(UNAUDITED)

	September 30, 2022	December 31, 2021
ASSETS
Cash	$890,273	$1,323,903
Prepaid expenses—current	174,257	550,434

Total current assets	1,064,530	1,874,337
Prepaid expenses, non-current	—	26,081
Marketable securities held in trust account	283,154,827	281,522,137

Total Assets	$284,219,357	$283,422,555

Liabilities, Redeemable Ordinary Shares and Shareholders’ Deficit
Current liabilities
Accounts payable and accrued expenses	$1,089,536	$411,416
Due to related party	114,193	24,193
Promissory note – related party	171,346	171,346

Total current liabilities	1,375,075	606,955
Warrant liabilities	2,367,600	13,976,160
Deferred underwriter’s discount	9,660,000	9,660,000

Total liabilities	13,402,675	24,243,115

Commitments and Contingencies (Note 7)
Class A ordinary shares subject to possible redemption, 27,600,000 shares at redemption value	283,154,827	281,520,000

Shareholders’ Deficit:
Preferred share, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Class A ordinary share, $0.0001 par value; 250,000,000 shares authorized; none issued or outstanding (excluding 27,600,000 shares subject to possible redemption)	—	—
Class B ordinary share, $0.0001 par value; 25,000,000 shares authorized; 6,900,000 shares issued and outstanding	690	690
Additional paid-in capital	—	—
Accumulated deficit	(12,338,835)	(22,341,250)

Total shareholders’ deficit	(12,338,145)	(22,340,560)

Total Liabilities, Redeemable Ordinary Shares and Shareholders’ Deficit	$284,219,357	$283,422,555

The accompanying notes are an integral part of these unaudited condensed financial statements.

ESGEN ACQUISITION CORPORATION
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,	For the Period from April 19, 2021 (Inception) through September 30,
	2022	2021	2022	2021
Legal and professional fees	$145,588	$—	$937,110	$—
Insurance	133,302		395,559
Other operating costs	20,385		181,339
Formation and operating costs	—	1,690	—	15,393
Operating cost—related party	30,000	—	90,000	—

Loss from operations	(329,275)	(1,690)	(1,604,008)	(15,393)
Other income:
Interest income on marketable securities held in Trust Account	1,245,745	—	1,632,690	—
Change in fair value of warrant liabilities	3,345,600	—	11,608,560	—

Total other income	4,591,345	—	13,241,250	—

Net income (loss)	$4,262,070	$(1,690)	$11,637,242	$(15,393)

Basic and diluted weighted average shares outstanding of Class A ordinary shares	27,600,000	—	27,600,000	—

Basic and diluted net income per share, Class A	0.13	—	0.35	—

Basic and diluted weighted average shares outstanding of Class B ordinary shares (1)	6,900,000	6,900,000	6,900,000	6,900,000

Basic and diluted net income (loss) per share, Class B	0.09	(0.00)	0.29	(0.00)

(1)
On April 27, 2021, the Sponsor paid $25,000, or approximately $0.004 per share, to cover certain offering costs in consideration for 5,750,000 Class B ordinary shares, par value $0.0001. In September 2021, certain shareholders surrendered, for no consideration, an aggregate of 1,437,500 Class B ordinary shares, leaving 5,750,000 Founder Shares outstanding. In October 2021, a share dividend was issued which resulted in 6,900,000 Founder Shares outstanding; of which 900,000 were subject to surrender if the underwriter had not exercised their full over-allotment option. The underwriters exercised their over-allotment option in full on October 21, 2021. All share values and related amounts have been retroactively restated to reflect the dividend.

The accompanying notes are an integral part of these unaudited condensed financial statements.

ESGEN ACQUISITION CORPORATION
CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDER’S (DEFICIT) EQUITY
(UNAUDITED)
FOR THE THREE SEPTEMBER 30, 2022

	Class A Ordinary share subject to possible redemption		Class B Ordinary share		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of June 30, 2022	27,600,000	$281,909,082	6,900,000	$690	$—	$(15,355,160)	$(15,354,470)
Accretion of ordinary share subject to possible redemption	—	1,245,745	—	—	—	(1,245,745)	(1,245,745)
Net income	—	—	—	—	—	4,262,070	4,262,070

Balance as of September 30, 2022	27,600,000	$283,154,827	6,900,000	$690	$—	$(12,338,835)	$(12,338,145)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2022

	Class A Ordinary share subject to possible redemption		Class B Ordinary share		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of December 31, 2021	27,600,000	$281,520,000	6,900,000	$690	$—	$(22,341,250)	$(22,340,560)
Accretion of ordinary share subject to possible redemption	—	1,634,827	—	—	—	(1,634,827)	(1,634,827)
Net income	—	—	—	—	—	11,637,242	11,637,242

Balance as of September 30, 2022	27,600,000	$283,154,827	6,900,000	$690	$—	$(12,338,835)	$(12,338,145)

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2021

	Class A Ordinary share subject to possible redemption		Class B Ordinary share		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares (1)	Amount	Capital	Deficit	Equity
Balance as of June 30, 2021	—	$—	6,900,000	$690	$24,310	$(13,703)	$11,297
Net loss	—	—	—	—	—	(1,690)	(1,690)

Balance as of September 30, 2021	—	$—	6,900,000	$690	$24,310	$(15,393)	$9,607

FOR THE PERIOD FROM APRIL 19, 2021 (INCEPTION) THROUGH SEPTEMBER 30, 2021
	Class A Ordinary share subject to possible redemption		Class B Ordinary share		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares (1)	Amount	Capital	Deficit	Equity
Balance as of April 19, 2021 (inception)	—	$—	6,900,000	$690	$24,310	$—	$25,000
Net loss	—	—	—	—	—	(15,393)	(15,393)

Balance as of September 30, 2021	—	$—	6,900,000	$690	$24,310	$(15,393)	$9,607

(1)
On April 27, 2021, the Sponsor paid $25,000, or approximately $0.004 per share, to cover certain offering costs in consideration for 5,750,000 Class B ordinary shares, par value $0.0001. In September 2021, certain shareholders surrendered, for no consideration, an aggregate of 1,437,500 Class B ordinary shares, leaving 5,750,000 Founder Shares outstanding. In October 2021, a share dividend was issued which resulted in 6,900,000 Founder Shares outstanding; of which 900,000 were subject to surrender if the underwriter had not exercised their full over-allotment option. The underwriters exercised their over-allotment option in full on October 21, 2021. All share values and related amounts have been retroactively restated to reflect the dividend.

The accompanying notes are an integral part of these unaudited condensed financial statements.

ESGEN ACQUISITION CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30, 2022	For the Period from April 19, 2021 (Inception) through September 30, 2021
Cash flows from operating activities:
Net income (loss)	$11,637,242	$(15,393)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Formation costs paid by Sponsor		11,693
Interest earned on cash held in Trust Account	(1,632,690)	—
Change in fair value of warrant liabilities	(11,608,560)	—
Changes in current assets and liabilities:
Prepaid expenses	402,258	—
Accrued expenses	678,120	3,700
Due to related party	90,000	—

Net cash used in operating activities	(433,630)	—

Net change in cash	(433,630)	—
Cash, beginning of the period	1,323,903	—

Cash, end of the period	$890,273	$—

Supplemental disclosure of cash flow information:
Change in value of Class A ordinary shares subject to possible redemption	$1,634,827	$—

Deferred offering costs paid by Sponsor in exchange for issuance of Class B ordinary shares	$—	$25,000

Deferred offering costs paid by Sponsor under the promissory note	$—	$243,913

Deferred offering costs included in accrued offerings costs	$—	$462,712

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
As of September 30, 2022, the Company had not commenced any operations. All activity for the period from April 19, 2021 (inception) through September 30, 2022, relates to the Company’s formation and the initial public offering (“Public Offering” or “IPO”) described below and since the closing of the IPO, the search for a prospective initial business combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating
income in the form of interest income on cash and cash equivalents from the proceeds derived from the Public Offering (as defined below). The Company has selected December 31 as its fiscal year end.
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
Following the closing of the IPO on October 22, 2021, $281,520,000 ($10.20 per Unit) from the net proceeds sold in the IPO, including proceeds of the sale of the Private Placement Warrants, was deposited in a trust account (“Trust Account”) and will only be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule2a-7promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations.
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
The Company will provide its public shareholders with the opportunity to redeem all or a portion of their Class A ordinary shares upon the completion of its initial Business Combination at aper-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account calculated as of two business days prior to the consummation of the initial Business Combination, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its income taxes, if any, divided by the number of then-outstanding public shares, subject to the limitations described herein. The amount in the Trust Account is initially $10.20 per public share. The per share amount the Company will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters.
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
The Company will have 15 months (unless otherwise extended as described in the prospectus relating to the IPO) from the closing of the Public Offering to consummate the initial Business Combination. If the Company has not consummated the initial Business Combination within the Combination Period, the Company will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at aper-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its income taxes, if any (less up to $100,000 of interest to pay winding up and dissolution expenses) divided by the number of the then-outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and its board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii), to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.
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
Liquidity and Capital Resources
The Company’s liquidity needs prior to the consummation of the Public Offering had been satisfied through a payment from the Sponsor of $25,000 to cover certain offering costs in consideration for the Founder Shares and the loan under an unsecured promissory note from the Sponsor of $262,268 (See Note 5). Subsequent to the consummation of the Public Offering, the Company expects that it will need additional capital to satisfy its liquidity needs beyond the net proceeds from the consummation of the Public Offering and the proceeds held outside of the Trust Account for paying existing accounts payable, identifying and evaluating prospective business combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the initial Business Combination. In order to finance transaction costs in connection with a Business Combination, the Sponsor, an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans. As of September 30,2022, there were no amounts outstanding under any Working Capital Loans.
Going Concern
As of September 30, 2022, the Company had $890,273 in cash held outside of the Trust Account and owes $1,089,536 in accrued offering costs and expenses and an additional $285,539 to related parties. The Company anticipates that the cash held outside of the Trust Account as of September 30, 2022 will not be sufficient to allow the Company to operate for at least the next 12 months from the issuance of the financial statements, assuming that a Business Combination is not consummated during that time. The Company has incurred and expects to continue to incur significant costs in pursuit of its acquisition plans.
In connection with the Company’s assessment of going concern considerations in accordance with ASC
Subtopic205-40,
“Presentation of Financial Statements – Going Concern”, the Company has until January 22, 2023 (unless extended) to consummate a Business Combination. If a Business Combination is not consummated by this date and an extension not obtained, there will be a mandatory liquidation and subsequent dissolution of the Company. Although the Company intends to consummate a Business Combination on or before January 22, 2023, it is uncertain whether the Company will be able to consummate a Business Combination by this time. Management has determined that the mandatory liquidation, should a Business Combination not occur, and an extension is not obtained, as well as the potential for us to have insufficient funds available to operate our business prior to a Business Combination, raises substantial doubt about the Company’s ability to continue as a going concern.
Risks and Uncertainties
Management is currently evaluating the impact of theCOVID-19pandemic and has concluded that while it is reasonably possible that the pandemic could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 2 — Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to
Form 10-Q
and Article 8 of Regulation
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
which contains the initial audited financial statements and notes thereto for the period from April 19, 2021 (inception) to December 31, 2021, as filed with the SEC on April 1, 2022. The interim results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results to be expected for the period ending December 31, 2022 or for any future interim periods.
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
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company has $890,273 and $1,323,903 in cash and cash equivalents as of September 30, 2022 and December 31, 2021, respectively.
Marketable Securities Held in Trust Account
Following the closing of the Public Offering on October 22, 2021, an amount of $281,520,000 from the net proceeds of the sale of the Units in the Public Offering and the sale of the Private Placement Warrants were placed in the Trust Account and may be invested only in U.S. government securities with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule2a-7under the Investment Company Act which invest only in direct U.S. government treasury obligations. The Trust Account is intended as a holding place for funds pending the earliest to occur of: (i) the completion of the initial Business Combination; (ii) the redemption of any public shares properly submitted in connection with a shareholder vote to amend the Company’s amended and restated certificate of incorporation (A) to modify the substance or timing of the Company’s obligation to redeem 100% of the public shares if the Company does not complete the initial Business Combination within 15 months (unless otherwise extended as described in the prospectus relating to the IPO) from the closing of the Public Offering or (B) with respect to any other provision relating to shareholders’ rights or pre-initial
Business Combination activity; or (iii) absent an initial Business Combination within 15 months (unless otherwise extended) from the closing of the Public Offering, the return of the funds held in the Trust Account to the public shareholders as part of redemption of the public shares.
Offering Costs Associated with Initial Public Offering
The Company complies with the requirements of
ASC340-10-S99-1and
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
Warrant Liability
The Company accounts for the Public and Private Placement warrants issued in connection with the Public Offering in accordance with the guidance contained in ASC815-40and ASC 480,
Distinguishing Liabilities from Equity.
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
The earnings per share presented in the Statement of Operations is based on the following:

	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2022	Three Months Ended September 30, 2021	For the Period from April 19, 2021 (Inception) through September 30, 2021
Net income (loss)	$4,262,070	$11,637,242	$(1,690)	$(15,393)
Accretion of temporary equity to redemption value	(1,245,745)	(1,632,690)	—	—

Net income (loss) including accretion of temporary equity to redemption value	$3,016,325	$10,004,552	$(1,690)	$(15,393)

	Three Months Ended September 30, 2022		Nine Months Ended September 30, 2022
	Class A	Class B	Class A	Class B
Basic and diluted net income per share:
Numerator:
Allocation of net income including accretion of temporary equity	$2,413,060	603,265	$8,003,642	$2,000,910
Allocation of accretion of temporary equity to redemption value	1,245,745	—	1,632,690	—
Allocation of income	$3,658,805	603,265	$9,636,332	$2,000,910

Denominator:
Weighted-average shares outstanding	27,600,000	6,900,000	27,600,000	6,900,000
Basic and diluted net income per share	$0.13	$0.09	$0.35	$0.29

	Three Months Ended September 30, 2021		For the Period from April 19, 2021 (Inception) through September 30, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net loss per share:
Numerator:
Allocation of net loss including accretion of temporary equity	$—	(1,690)	$—	$(15,393)
Allocation of accretion of temporary equity to redemption value	—	—	—	—
Allocation of loss	$—	(1,690)	$—	$(15,393)

Denominator:
Weighted-average shares outstanding	—	6,900,000	—	6,900,000
Basic and diluted net loss per share	$—	$(0.00)	$—	$(0.00)
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
The Company has made a policy election in accordance with
ASC480-10-S99-3A
and will recognize changes in redemption value in additional paid-in
capital (or accumulated deficit in the absence of additional paid-in
capital) immediately as they occur. The Company recorded accretion of $1,245,745 and $1,634,827, and $33,092,121 in accumulated deficit for the three and nine months ended September 30, 2022 and the period from April 19, 2021 (inception) through December 31, 2021, respectively.
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
FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of September 30, 2022 and December 31, 2021.
The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with Cayman income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s financial statements. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of September 30, 2022 and December 31, 2021, there were no unrecognized tax benefits and no amounts were accrued for the payment of interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

Recent Accounting Pronouncements
In August 2020, the FASB issued Accounting Standards Update (“ASU”)
2020-06,
Debt—Debt with Conversion and Other Options (Subtopic
470-20)
and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic
815-40)
(“ASU
2020-06”)
to simplify accounting for certain financial instruments. ASU
2020-06
eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU
2020-06
amends the diluted earnings per share guidance, including the requirement to use the if-converted
method for all convertible instruments. As a smaller reporting company, ASU
2020-06
is effective January 1, 2024 for fiscal years beginning after December 15, 2023 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company is currently assessing the impact, if any, that ASU
2020-06
would have on its financial position, results of operations or cash flows. The Company has not adopted this guidance as of September 30, 2022.
Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statement.
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
All of the 27,600,000 Class A ordinary shares sold as part of the Units in the IPO contain a redemption feature which allows for the redemption of such public shares in connection with the Company’s liquidation, if there is a shareholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s certificate of incorporation. In accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity” and with the SEC and its staff’s guidance on redeemable equity instruments, which has been codified in
ASC480-10-S99,
redemption provisions not solely within the control of the Company require ordinary shares subject to redemption to be classified outside of permanent equity.
The Class A ordinary shares is subject to SEC and its staff’s guidance on redeemable equity instruments, which has been codified in
ASC480-10-S99.If
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
paid-in
capital and accumulated deficit.
As of September 30, 2022 and December 31, 2021, the ordinary shares reflected on the balance sheets are reconciled in the following table:

Gross proceeds	$276,000,000
Less:
Proceeds allocated to Public Warrants	(12,144,000)
Class A ordinary share issuance costs	(15,428,121)
Plus:
Accretion of carrying value to redemption value	33,092,121

Class A ordinary shares subject to possible redemption as of December 31, 2021	$281,520,000
Accretion of carrying value to redemption value	389,082

Class A ordinary shares subject to possible redemption as of June 30, 2022	$281,909,082
Accretion of carrying value to redemption value	1,245,745

Class A ordinary shares subject to possible redemption as of September 30, 2022	$283,154,827

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
On September 10, 2021, the Sponsor transferred 115,000 Class B ordinary shares to each of its three independent directors. Additionally, on September 27, 2021, the Company sold 831,393 Class B ordinary shares to the Salient Client Accounts at a price of approximately $0.004 per share. As of September 30, 2022, the Sponsor held 4,573,607 Class B ordinary shares.

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

Promissory Note — Related Party
On April 27, 2021, the Sponsor agreed to loan the Company up to $300,000 to be used for a portion of the expenses of the Public Offering. The Company borrowed a total of $262,268. This loan was non-interest
bearing, unsecured and due at the earlier of December 31, 2021 or the closing of the Public Offering. The loan was to be repaid upon the closing of the Public Offering out of the offering proceeds not held in the Trust Account. In connection with the closing of the Public Offering, the Company paid down $90,922 of the outstanding balance. As of September 30, 2022 and December 31, 2021, the Company had $171,346 outstanding under the promissory note.
Working Capital Loans
In order to finance transaction costs in connection with an intended Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes the initial Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants. As of September 30, 2022 and December 31, 2021, the Company had no borrowings under the Working Capital Loans.
Office Space, Secretarial and Administrative Services
Commencing on the date that the Company’s securities are first listed on the NASDAQ through the earlier of consummation of the initial Business Combination and the liquidation, the Company will pay the Sponsor a total of $10,000 per month for office space, utilities, secretarial support and administrative services. As of September 30, 2022 and December 31, 2021, the Company had incurred $90,000 and $24,193, respectively pursuant to this agreement, which was accrued in “Due to related party”.
Note 6 — Prepaid Expenses
The Company’s prepaid expenses as of September 30, 2022 and December 31, 2021 primarily consisted of insurance.

	September 30, 2022	December 31, 2021
	Current	Current	Non-current
Prepaid Insurance	$159,382	$528,861	$26,081
Other Prepaid Items	14,875	21,573	—

	$174,257	$550,434	$26,081

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
Except as described herein, the Sponsor and its directors and executive officers have agreed not to transfer, assign or sell any of their Founder Shares until the earliest of (A) one year after the completion of the initial Business Combination or (B) subsequent to the initial Business Combination, (x) if the closing price of the Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share subdivisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any30-tradingday period commencing at least 150 days after the initial Business Combination, or (y) the date on which the Company complete a liquidation, merger, share exchange or other similar transaction that results in all of the public shareholders having the right to exchange their ordinary shares for cash, securities or other property. Any permitted transferees would be subject to the same restrictions and other agreements of the Sponsor and its directors and executive officers with respect to any founder shares. Any permitted transferees will be subject to the same restrictions and other agreements of the Sponsor with respect to any Founder Shares. The Company refers to such transfer restrictions throughout the Public Offering as the lock- up.
In addition, pursuant to the registration and expected shareholder rights agreement, the Sponsor, upon and following consummation of an initial Business Combination, will be entitled to nominate three individuals for election to the board of directors, as long as the Sponsor holds any securities covered by the registration and expected shareholder rights agreement.
Underwriting Agreement
The Company granted the underwriters
a45-dayoption
to purchase up to 3,600,000 additional Units to cover over-allotments, if any, at the Public Offering price less the underwriting discounts and commissions. The underwriters exercised the full over-allotment at the consummation of the Public Offering on October 22, 2021.
The underwriters earned an underwriting discount of two percent (2%) of the gross proceeds of the Public Offering, or $5,520,000, which was paid in cash at closing of the offering.
Additionally, the underwriters are entitled to a deferred underwriting discount of 3.5% of the gross proceeds of the Public Offering upon the completion of the Company’s initial Business Combination.
Note 8 — Warrant Liabilities
The Company accounts for the 27,840,000 warrants issued in connection with the Public Offering (13,800,000 Public Warrants and 14,040,000 Private Placement Warrants) in accordance with the guidance contained in
ASC815-40.
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

•
if, and only if, the closing price of the Class A ordinary shares equals or exceeds $18.00 per share (as adjusted for adjustments to the number of shares issuable upon exercise or the exercise price of a warrant as described under the heading “Description of Securities—Warrants—Public Shareholders’ Warrants—Anti-dilution Adjustments”) for any 20 trading days within
a30-tradingday
period ending three trading days before the Company sends the notice of redemption to the warrant holders.

Redemption of warrants when the price per Class
 A ordinary share equals or exceeds $10.00
. Once the warrants become exercisable, the Company may redeem not less than all of the outstanding warrants:

•	in whole and not in part;

•	at $0.10 per warrant upon a minimum of 30 days’ prior written notice of redemption; and

•
if, and only if, the closing price of the Class A ordinary shares equals or exceeds $10.00 per public share (as adjusted for adjustments to the number of shares issuable upon exercise or the exercise price of a warrant as described under the heading “Description of Securities—Warrants—Public Shareholders’ Warrants—Anti-dilution Adjustments”) for any 20 trading days within the30-tradingday period ending three trading days before the Company sends the notice of redemption to the warrant holders;

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
The accounting treatment of derivative financial instruments requires that the Company record a derivative liability upon the closing of the IPO. Accordingly, the Company has classified each warrant as a liability at its fair value and the warrants were allocated a portion of the proceeds from the issuance of the Units equal to its fair value determined by a Black Scholes model. This liability is subject tore-measurement at each balance sheet date. With each such re-measurement,
the warrant liability will be adjusted to fair value, with the change in fair value recognized in the Company’s statement of operations. The Company will reassess the classification at each balance sheet date. If the classification changes as a result of events during the period, the warrants will be reclassified as of the date of the event that causes the reclassification. As such, the Company recorded$24,920,400 of warrant liability upon issuance as of October 22,2021. For the period from April 19,2021(inception) through December 31,2021, the Company recorded a change in the fair value of the warrant liabilities in the amount of $10,944,240 on the statement of operations, resulting in warrant liabilities of $13,976,160 as of December 31,2021 on the balance sheet. For the nine months ended September 30,2022, the Company recorded a change in the fair value of the warrant liabilities in the amount of $11,608,560 on the statement of operations, resulting in warrant liabilities of $2,367,600 as of September 30,2022 on the balance sheet.
Note 9 — Recurring Fair Value Measurements
As of September 30, 2022 and December 31, 2021, investments held in the Trust Account consisted of U.S. Money Market Funds. Fair values of these investments are determined by Level 1 inputs utilizing quoted prices (unadjusted) in active markets for identical assets.
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
ASC815-40,
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
At December 31, 2021, the Company’s Private Warrant liability is based on a valuation model utilizing management judgment and pricing inputs from observable and unobservable markets with less volume and transaction frequency than active markets. Significant deviations from these estimates and inputs could result in a material change in fair value. The fair value of the Private Warrant liability is classified within Level 3 of the fair value hierarchy.
At September 30, 2021, the Company considers the Private Warrants to be economically equivalent to the Public Warrants. As such, the valuation of the Private Warrants was used to value the Private Warrants. The fair value of the Private Warrant liability is classified within Level 2 of the fair value hierarchy.
The following tables presents fair value information as of September 30, 2022 and December 31, 2021 of the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

September 30, 2022	Level 1	Level 2	Level 3	Total
Assets:
Marketable securities held in trust account	$283,154,827	$—	$—	$283,154,827
Liabilities:
Public Warrants	$1,104,000	$—	$—	$1,104,000
Private Warrants	—	1,263,600	—	1,263,600

Total liabilities	$1,104,000	$1,263,600	$—	$2,367,600

December 31, 2021	Level 1	Level 2	Level 3	Total
Assets:
Marketable securities held in trust account	$281,522,137	$—	$—	$281,522,137
Liabilities:
Public Warrants	$6,900,000	$—	$—	$6,900,000
Private Warrants	—	—	7,076,160	7,076,160

Total liabilities	$6,900,000	$—	$7,076,160	$13,976,160

The following table provides a summary of the changes in the fair value of the Company’s Level 3 financial instruments that are measured at fair value on a recurring basis:

	Private Placement Warrants	Public Warrants	Warrant Liabilities
Warrant liability – initial measurement	$12,776,400	$12,144,000	$24,920,400
Change in fair value of warrant liabilities	(5,700,240)	(5,244,000)	(10,944,240)
Transfer to Level 1	—	(6,900,000)	(6,900,000)

Warrant liabilities at December 31, 2021	$7,076,160	$—	$7,076,160
Change in fair value of warrant liabilities	(3,285,360)	—	(3,285,360)

Warrant liabilities at March 31, 2022	$3,790,800	$—	$3,790,800
Change in fair value of warrant liabilities	(561,600)	—	(561,600)

Warrant liabilities at June 30, 2022	$3,229,200	$—	$3,229,200
Change in fair value of warrant liabilities (1)	(1,965,600)	—	(1,965,600)
Transfer to Level 2	(1,263,600)	—	(1,263,600)

Warrant liabilities at September 30, 2022	$—	$—	$—

(1)	Assumes the Private Placement Warrants were transferred on September 30, 2022.
Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 fair value measurement in September 2021 after the Public Warrants were separately listed and traded. The estimated fair value of the Private Placement Warrants transferred from a Level 3 measurement to a Level 2 fair value measurement in September 2022 due to the use of an observable market quote for a similar asset in an active market.
The estimated fair value of the Private Placement Warrants at December 31, 2021 was determined using a Black Scholes model with assumptions related to expected stock-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its ordinary shares based on projected volatility of comparable public companies that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon
yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is based on management assumptions regarding the timing and likelihood of completing a business combination. The dividend rate is based on the historical rate, which the Company anticipates remaining at zero.
The following table presents quantitative information about the Company’s Level 3 liabilities that are measured at fair value on a recurring basis as of December 31, 2021.

December 31, 2021
Exercise price	$11.50
Share price	$9.92
Risk-free rate	1.32%
Expected volatility	8.3%
Term (years)	5.81
Note 10 — Shareholders’ Equity (Deficit)
Preference shares
—The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 and with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2022 and December 31, 2021, there were no preference shares issued or outstanding.
Class
 A ordinary shares
—The Company is authorized to issue 250,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of September 30, 2022 and December 31, 2021, there were no Class A ordinary shares issued or outstanding other than the 27,600,000 Class A ordinary shares subject to possible redemption that are accounted for outside of the shareholder’s equity (deficit) section of our balance sheets.
Class
 B ordinary shares
—The Company is authorized to issue 25,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders are entitled to one vote for each share of Class B ordinary shares. As of September 30, 2022 and December 31, 2021, there were 6,900,000 Class B ordinary shares issued and outstanding. Of the 6,900,000 Class B ordinary shares, up to 900,000 shares were subject to forfeiture to the Company for no consideration to the extent that the underwriters’ over-allotment option was not exercised in full or in part, so that the initial shareholders will collectively own 20% of the Company’s issued and outstanding ordinary shares after the Public Offering. The underwriters exercised their full over-allotment on October 22, 2021.
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References to the “Company,” “our,” “us” or “we” refer to ESGEN Acquisition Corporation. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto contained elsewhere in this Quarterly Report on Form10-Q (this “Quarterly Report”). Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

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

•

our ability to consummate an initial business combination due to the uncertainty resulting from the COVID-19pandemic, as well as from the emergence of variant strains of COVID-19, including the efficacy and adoption of recently developed vaccines with respect to COVID-19 and variant strains thereof;

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

We will have 15 months (unless otherwise extended) from the closing of our initial public offering to consummate the initial Business Combination. If we have not consummated the initial Business Combination within the Combination Period, we will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at aper-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay income taxes, if any (less up to $100,000 of interest to pay winding up and dissolution expenses) divided by the number of the then-outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii), to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

Results of Operations

All of our activity from April 19, 2021 (inception) through September 30, 2022, was in preparation for our initial public offering, and since our initial public offering, our activity has been limited to the search for a prospective initial Business Combination. We will not generate any operating revenues until the closing and completion of our initial Business Combination.

For the three months ended September 30, 2022, we had income of $4,262,070, which consisted of a gain on change in fair value of warrant liabilities of $3,345,600, interest income from marketable securities held in trust account of $1,245,745, partially offset by operating costs of $329,275.

For the nine months ended September 30, 2022, we had income of $11,637,242, which consisted of a gain on change in fair value of warrant liabilities of $11,608,560, interest income from marketable securities held in trust account of $1,632,690, partially offset by operating costs of $1,604,008.

For the three months ended September 30, 2021, we had net loss of $1,690, which consisted of formation and operating costs.

For the period from April 19, 2021 (inception) to September 30, 2021, we had a loss of $15,393, which consisted of formation and operating costs.

Liquidity and Capital Resources

As of September 30, 2022, the Company had cash of $890,273 and owes $1,089,536 in accrued offering costs and expenses and an additional $285,539 to related parties.

Prior to the completion of our initial public offering, our liquidity needs had been satisfied through a capital contribution from the Sponsor of $25,000 and a loan to us of up to $300,000 by our Sponsor under an unsecured promissory note, which had an outstanding balance of $171,346 at September 30, 2022. In addition, in order to finance transaction costs in connection with a Business Combination, our Sponsor, an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to, provide us Working Capital Loans. As of September 30, 2022, there were no amounts outstanding under any Working Capital Loans.

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

In connection with the Company’s assessment of going concern considerations in accordance with ASC Subtopic205-40, “Presentation of Financial Statements – Going Concern”, the Company has until January 22, 2023 (unless extended) to consummate a Business Combination. If a Business Combination is not consummated by this date and an extension not obtained, there will be a mandatory liquidation and subsequent dissolution of the Company. Although the Company intends to consummate a Business Combination on or before January 22, 2023, it is uncertain whether the Company will be able to consummate a Business Combination by this time. Management has determined that the mandatory liquidation, should a Business Combination not occur, and an extension is not obtained, as well as the potential for us to have insufficient funds available to operate our business prior to a Business Combination, and potential subsequent dissolution, raises substantial doubt about the Company’s ability to continue as a going concern. It is uncertain whether the Company will be able to consummate a Business Combination or obtain an extension by this time. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after January 22, 2023.

Contractual Obligations

Other than the below, we do not have any long-term debt obligations, capital lease obligations, operating lease obligations, purchase obligations or long-term liabilities.

Underwriting Agreement

We granted the underwriters a45-dayoption to purchase up to 3,600,000 additional Units to cover over-allotments, if any, at our initial public offering price less the underwriting discounts and commissions. The underwriters exercised the full over-allotment at the consummation of our initial public offering on October 22, 2021.

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

Office Space, Secretarial and Administrative Services

Commencing on the date that our securities are first listed on the NASDAQ through the earlier of consummation of our initial Business Combination and the liquidation, we are expected to pay our Sponsor a total of $10,000 per month for office space, utilities, secretarial support and administrative services. As of September 30, 2022, we had incurred $114,193 pursuant to this agreement, which was accrued in “Due to related party”.

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

Except as described herein, the Sponsor and its directors and executive officers have agreed not to transfer, assign or sell any of their Founder Shares until the earliest of (A) one year after the completion of the initial Business Combination or (B) subsequent to the initial Business Combination, (x) if the closing price of the Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share subdivisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any30-tradingday period commencing at least 150 days after the initial Business Combination, or (y) the date on which we complete a liquidation, merger, share exchange or other similar transaction that results in all of the public shareholders having the right to exchange their ordinary shares for cash, securities or other property. Any permitted transferees would be subject to the same restrictions and other agreements of the Sponsor and its directors and executive officers with respect to any founder shares. Any permitted transferees will be subject to the same restrictions and other agreements of the Sponsor with respect to any Founder Shares.

In addition, pursuant to the registration and shareholder rights agreement, the Sponsor, upon and following consummation of an initial Business Combination, will be entitled to nominate three individuals for election to the board of directors, as long as the Sponsor holds any securities covered by the registration and shareholder rights agreement.

Going Concern

As of September 30, 2022, the Company had cash of $890,273 and owes $1,089,536 in accrued offering costs and expenses and an additional $285,539 to related parties. The Company anticipates that the cash held outside of the Trust Account as of September 30, 2022 will not be sufficient to allow the Company to operate for at least the next 12 months from the issuance of the financial statements, assuming that a Business Combination is not consummated during that time. The Company has incurred and expects to continue to incur significant costs in pursuit of its acquisition plans. There is no assurance that the Company’s plans to consummate an initial Business Combination will be successful or successful within the Combination Period.

In connection with the Company’s assessment of going concern considerations in accordance with ASC Subtopic205-40, “Presentation of Financial Statements – Going Concern”, the Company has until January 22, 2023 (unless extended) to consummate a Business Combination. If a Business Combination is not consummated by this date and an extension not obtained, there will be a mandatory liquidation and subsequent dissolution of the Company. Although the Company intends to consummate a Business Combination on or before January 22, 2023, it is uncertain whether the Company will be able to consummate a Business Combination by this time. Management has determined that the mandatory liquidation, should a Business Combination not occur, and an extension is not obtained, as well as the potential for us to have insufficient funds available to operate our business prior to a Business Combination, and potential subsequent dissolution, raises substantial doubt about the Company’s ability to continue as a going concern. It is uncertain whether the Company will be able to consummate a Business Combination or obtain an extension by this time. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after January 22, 2023.

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

Warrant Liability

The Company accounts for the Public and Private Placement warrants issued in connection with the Public Offering in accordance with the guidance contained in ASC815-40and ASC 480, Distinguishing Liabilities from Equity. Such guidance provides that because the warrants do not meet the criteria for equity treatment thereunder, each warrant must be recorded as a liability. Accordingly, the Company classified each warrant as a liability at its fair value. This liability is subject tore-measurement at each balance sheet date. With each such re-measurement, the warrant liability will be adjusted to fair value, with the change in fair value recognized in the Company’s statement of operations.

Offering Costs Associated with Initial Public Offering

We comply with the requirements of Accounting Standards Codification (“ASC”) 340-10-S99-1and SEC Staff Accounting Bulletin Topic 5A — “Expenses of Offering”. Offering costs consist of legal, accounting, underwriting and other costs incurred through the balance sheet date that are related to our initial public offering. Offering costs amounted to $16,138,202 and of this, $15,428,121 was charged to temporary equity and $710,081 was deemed allocable to the warrants and charged to expense upon the completion of our initial public offering.

Class A Ordinary Shares Subject to Possible Redemption

We account for our Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholder’s equity. Our Class A ordinary shares sold in our initial public offering feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, as of September 30, 2022 and December 31, 2021, 27,600,000 Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholder’s (deficit) equity section of our balance sheets.

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

Recent Accounting Pronouncements

In August 2020, the FASB issued Accounting Standards Update (“ASU”) 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. As a smaller reporting company, ASU 2020-06 is effective January 1, 2024 for fiscal years beginning after December 15, 2023 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. We are currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows. We have not adopted this guidance as of September 30, 2022.

Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the financial statement.

Off-Balance Sheet Arrangements

As of September 30, 2022, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule12b-2of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and are not required to provide the information otherwise required under this item. As of September 30, 2022, we were not subject to any market or interest rate risk. The net proceeds of the Public Offering, including amounts in the Trust Account, were invested in U.S. government securities with a maturity of 185 days or less or in money market funds that meet certain conditions under Rule2a-7under the Investment Company Act of 1940, as amended, that invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

We have not engaged in any hedging activities since our inception, and we do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Quarterly Report, is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our principal executive officer and principal financial and accounting officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of September 30, 2022, pursuant to Rule13a-15(b)under the Exchange Act and determined that our disclosures controls and procedures were not effective. A material weakness, as defined in the SEC regulations, is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.

As previously disclosed in the Form10-K for the year ended December 31, 2021, our disclosure controls and procedures were not effective because of the identification of a material weakness in our internal control over financial reporting relating to a lack of qualified resources within the accounting department. In particular, the Company was not able to correctly calculate allocations of earnings per share in accordance with appropriate accounting guidelines.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors.

There have been no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form10-Kas filed with the SEC on April 1, 2022 (the “Annual Report”).

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities

Subsequent to the quarterly period covered by this Quarterly Report, on October 22, 2021, we consummated the Public Offering of 27,600,000 Units, including the over-allotment Units. The Units were sold at a price of $10.00 per Unit, generating gross proceeds of $276,000,000 million. The underwriters were granted a45-dayoption from the date of the final prospectus relating to the Public Offering to purchase up to 3,600,000 additional Units to cover over-allotments, if any, at $10.00 per Unit, less underwriting discounts and commissions. Simultaneously with the closing of the Public Offering, the underwriters fully exercised the over-allotment option and, on October 22, 2021, the underwriters purchased the over-allotment Units.

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

Barclays Capital Inc. and Citibank Global Markets Inc. served as underwriters for the Public Offering. The securities sold in the Public Offering were registered under the Securities Act on a registration statement on FormS-1 (FileNo. 333-259836). The SEC declared the registration statement effective on October 19, 2021.

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

Date: November 10, 2022	ESGEN Acquisition Corporation

	By:	/s/ Andrea Bernatova
Andrea Bernatova
Chief Executive Officer

Date: November 10, 2022	ESGEN Acquisition Corporation

	By:	/s/ Nader Daylami
Nader Daylami
Chief Financial Officer