Form 10-K
period 2022-12-31
ESGEN Acquisition Corp
filed 2023-03-31
CIK 1865506

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from

to

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to
§240.10D-1(b).  ☐
Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2
of the Exchange Act).    Yes  ☒    No  ☐
As of June 30, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the Class A ordinary shares outstanding, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing sales price for the Class A ordinary shares on June 30, 2022, as reported on Nasdaq, was $277,104,000 (based on the closing sales price of the Class A ordinary shares on June 30, 2022 of $10.04).
As of

March 28, 2023, 2,896,555 Class A ordinary shares, par value $0.0001, and 6,900,000 Class B ordinary shares, par value $0.0001, were issued and outstanding.
Documents Incorporated by Reference: None.

i

CERTAIN TERMS

Unless otherwise stated in this Annual Report on Form 10-K (this “Report”), or the context otherwise requires, references to:

•	“Energy Spectrum” are to Energy Spectrum Partners VIII LP, an affiliate of our sponsor;

•

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

•	“initial shareholders” are to the holders of our founder shares prior to our initial public offering;

•	“management” or our “management team” are to our officers and directors;

•	“ordinary shares” are to our Class A ordinary shares and our Class B ordinary shares

•

“private placement warrants” are to the warrants issued to our sponsor and the Salient Client Accounts in private placements simultaneously with the closing of our initial public offering and upon conversion of working capital loans, if any;

•

“public shares” are to shares of our Class A ordinary shares sold as part of the units in our initial public offering (whether they are purchased in the initial public offering or thereafter in the open market)

•

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

•

“Salient” are to Salient Capital Advisors, LLC, a multi-billion dollar real asset and alternative investment firm that offers a suite of strategies focused on energy and infrastructure, real estate and tactical alternative investments.

•	”Salient Client Accounts” are to the one or more client accounts, for which Salient is acting as investment advisor.

•	“sponsor” are to ESGEN LLC, a Delaware limited liability company

•	“we,” “us,” “our,” “company,” “our company” are to ESGEN Acquisition Corporation, a Cayman Islands exempted company.

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

•

Our shareholders may not be afforded an opportunity to vote on our proposed initial business combination, which means we may complete our initial business combination even though a majority of our shareholders do not support such a combination.

•	Your only opportunity to affect the investment decision regarding a potential business combination may be limited to the exercise of your right to redeem your shares from us for cash.

•

If we seek shareholder approval of our initial business combination, our initial shareholders and members of our management team have agreed to vote in favor of such initial business combination, regardless of how our public shareholders vote.

•

The ability of our public shareholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a business combination with a target.

•

The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure.

•

The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares could increase the probability that our initial business combination would be unsuccessful and that you would have to wait for liquidation in order to redeem your shares.

•

The requirement that we consummate an initial business combination within 18 months from the closing of our initial public offering (or up to 24 months, if we extend the time to complete a business combination) may give potential target businesses leverage over us in negotiating a business combination and may limit the time we have in which to conduct due diligence on potential business combination targets, in particular as we approach our initial business combination deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our shareholders.

•

Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the coronavirus (COVID-19) outbreak and the status of debt and equity markets.

•

As the number of special purpose acquisition companies evaluating targets increases, attractive targets may become scarcer and there may be more competition for attractive targets. This could increase the cost of our initial business combination and could even result in our inability to find a target or to consummate an initial business combination.

•

We may not be able to consummate an initial business combination within 18 months from the closing of our initial public offering (or up to 24 months, if we extend the time to complete a business combination), in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate.

Risks Related to Our Sponsor and Management Team

•	Past performance by Energy Spectrum, our sponsor, our management team or their respective affiliates may not be indicative of future performance of an investment in us.

•

Our officers and directors will allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This conflict of interest could have a negative impact on our ability to complete our initial business combination.

•

Our officers and directors presently have, and any of them in the future may have, additional, fiduciary or contractual obligations to other entities, including other blank check companies, and, accordingly, may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

•	Our officers, directors, security holders and their respective affiliates may have competitive pecuniary interests that conflict with our interests.

Risks Related to Our Securities

•

You will not have any rights or interests in funds from the trust account, except under certain limited circumstances. Therefore, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

•	The Nasdaq may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

•	You will not be entitled to protections normally afforded to investors of many other blank check companies.

•

If we seek shareholder approval of our initial business combination and we do not conduct redemptions pursuant to the tender offer rules, and if you or a “group” of shareholders are deemed to hold in excess of 15% of our Class A ordinary shares, you will lose the ability to redeem all such shares in excess of 15% of our Class A ordinary shares.

•

The securities in which we invest the funds held in the trust account could bear a negative rate of interest, which could reduce the value of the assets held in trust such that the per share redemption amount received by public shareholders may be less than $10.20 per share.

General Risks

•	We are a recently incorporated company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

•	There is substantial doubt about our ability to continue as a “going concern.”

•	We may be a passive foreign investment company, which could result in adverse U.S. federal income tax consequences to U.S. investors.

•	Recent increases in inflation and interest rates in the United States and elsewhere could make it more difficult for us to consummate an initial business combination

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

v

PART I

ITEM 1. BUSINESS.

Our Company

We are a blank check company incorporated as a Cayman Islands exempted company and formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization, or similar business combination with one or more businesses, which we refer to throughout this Report as our initial business combination. We have not selected any potential business combination target.

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

We believe the investment track record, operating experience, and strategic insight of Energy Spectrum, an affiliate of our sponsor, will serve as a catalyst to enhance the value of a potential business combination while generating attractive risk-adjusted returns for our shareholders. Disruptive Decarbonization captures a broad range of business profiles that we expect will serve as the backbone of a sustainable energy future. We have identified several specific sectors on which we intend to focus on including:

•	Electrification, Clean Fuel Production and Transportation

•	Energy Efficiency and Resource Management

•	Environmental Impact Mitigation and Carbon Sequestration

While Disruptive Decarbonization target opportunities will be our primary focus, we may pursue an initial business combination with any business in any industry and any geographic location within North America. We intend to target companies that are committed to ESG practices as a way to achieve long-term competitive advantages.

Recent Developments

On January 18, 2023, our shareholders voted to amend our amended and restated memorandum and articles of association (the “Extension Proposal”) to extend from January 22, 2023 to April 22, 2023 (the “Extended Date”) the date (the “Termination Date”) by which we must mandatorily liquidate the company. In connection with the vote to approve the Extension Proposal, the holders of 24,703,445 Class A ordinary shares of ESGEN properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.35 per share, for an aggregate redemption amount of $255,875,757.

Additionally, in the event that we have not consummated an initial business combination by the Extended Date, the Board may extend the Termination Date up to six times, each by one additional month (for a total of up to six additional months to complete a business combination) (each, an “Additional Extension Date”), provided that we deposit into the Trust Account for each Additional Extension Date the lesser of (a) $140,000 or (b) $0.04 for each public share that is then-outstanding.

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

Rapidly growing societal and political focus on energy transition, decarbonization and sustainability has driven considerable corporate, institutional and governmental initiatives including investment in projects, such as renewable power, energy storage, EV charging infrastructure, hydrogen production, and carbon capture and storage projects-as well as end-user purchases of low-carbon energy devices, such as small-scale solar systems, heat pumps and zero-emission vehicles.

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

Our Acquisition Criteria and Process

In evaluating a prospective target business, we expect to conduct a due diligence review which may encompass, among other things, meetings with incumbent management and employees, document reviews, interviews of customers and suppliers, inspections of facilities, as well as reviewing financial and other information which will be made available to us. Consistent with our business strategy, we have identified the below general criteria and guidelines we believe are important in evaluating prospective targets for our initial business combination. We intend to acquire target businesses that we believe:

•	Are at an inflection point, such as requiring additional management expertise, are able to innovate through new operational techniques, or where we believe we can drive improved financial performance;

•

Are fundamentally sound but that we believe can accelerate a business plan by leveraging the transactional, operational and financial expertise of our company to create attractive risk-adjusted returns for our shareholders;

•	Have a positive ESG impact, considering all stakeholders, employees and the community, without sacrificing the financial return for our shareholders;

•	Have differentiated technologies, processes, infrastructure, product offerings or services and operate in high growth, large addressable markets with favorable long-term market dynamics; and

•	Have attractive growth opportunities, sustainable competitive advantages and a need for capital to achieve our growth strategy.

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

We may pursue an acquisition opportunity jointly with our sponsor, Energy Spectrum, one or more funds of Energy Spectrum and/or investors in funds of Energy Spectrum. Any such parties may co-invest with us in the target business at the time of our initial business combination, or we could raise additional proceeds to complete the business combination by issuing to such parties a class of equity or equity-linked securities. Any such issuance of equity or equity-linked securities would, on a fully diluted basis, reduce the percentage ownership of our then-existing shareholders. Notwithstanding the foregoing, pursuant to the anti-dilution provisions of our Class B ordinary shares, issuances or deemed issuances of Class A ordinary shares or equity-linked securities would result in an adjustment to the ratio at which Class B ordinary shares shall convert into Class A ordinary shares such that our initial shareholders and their permitted transferees, if any, would retain their aggregate percentage ownership of at 20% of the sum of the total number of all Class A ordinary shares outstanding upon completion of our initial public offering plus all Class A ordinary shares and equity-linked securities issued or deemed issued in connection with the business combination (excluding any shares or equity-linked securities issued, or to be issued, to any seller in the business combination), unless the holders of a majority of the then-outstanding Class B ordinary shares agree to waive such adjustment with respect to such issuance or deemed issuance at the time thereof. Our sponsor and its affiliates have no obligation to make any such investment, and may compete with us for potential business combinations.

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

Status as a Public Company

We believe our structure will make us an attractive business combination partner to target businesses. As an existing public company, we offer a target business an alternative to the traditional initial public offering through a merger or other business combination with us. In a business combination transaction with us, the owners of the target business may, for example, exchange their shares of stock in the target business for our Class A ordinary shares (or shares of a new holding company) or for a combination of our Class A ordinary shares and cash, allowing us to tailor the consideration to the specific needs of the sellers. We believe target businesses will find this method a more expeditious and cost effective method to becoming a public company than the typical initial public offering. The typical initial public offering process takes a significantly longer period of time than the typical business combination transaction process, and there are significant expenses in the initial public offering process, including underwriting commissions, that may not be present to the same extent in connection with a business combination with us. Furthermore, once a proposed business combination is completed, the target business will have effectively become public, whereas an initial public offering is always subject to the underwriters’ ability to complete the offering, as well as general market conditions, which could delay or prevent the offering from occurring or have negative valuation consequences. Once public, we believe the target business would then have greater access to capital, an additional means of providing management incentives consistent with shareholders’ interests and the ability to use its shares as currency for acquisitions. Being a public company can offer further benefits by augmenting a company’s profile among potential new customers and vendors and aid in attracting talented employees.

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

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our initial public offering, (b) in which we have total annual gross revenue of at least $1.235 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our Class A ordinary shares that are held by non-affiliates exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.

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

Sources of Target Businesses

We anticipate that target business candidates will be brought to our attention from various unaffiliated sources, including investment market participants, private equity groups, investment banking firms, consultants, accounting firms and large business enterprises. Target businesses may be brought to our attention by such unaffiliated sources as a result of being solicited by us through calls or mailings. These sources may also introduce us to target businesses in which they think we may be interested on an unsolicited basis, since some of these sources will have read this Report and know what types of businesses we are targeting. Our officers and directors, as well as their affiliates, may also bring to our attention target business candidates that they become aware of through their business contacts as a result of formal or informal inquiries or discussions they may have, as well as attending trade shows or conventions. In addition, we expect to receive a number of proprietary deal flow opportunities that would not otherwise necessarily be available to us as a result of the business relationships of our officers and directors. While we do not presently anticipate engaging the services of professional firms or other individuals that specialize in business acquisitions on any formal basis, we may engage these firms or other individuals in the future, in which event we may pay a finder’s fee, consulting fee or other compensation to be determined in an arm’s length negotiation based on the terms of the transaction. We will engage a finder only to the extent our management determines that the use of a finder may bring opportunities to us that may not otherwise be available to us or if finders approach us on an unsolicited basis with a potential transaction that our management determines is in our best interest to pursue. Payment of finder’s fees is customarily tied to completion of a transaction, in which case any such fee will be paid out of the funds held in the trust account. In no event, however, will our sponsor or any of our existing officers or directors, or their respective affiliates paid by us any finder’s fee, consulting fee or other compensation prior to, or for any services they render in order to effectuate, the completion of our initial business combination (regardless of the type of transaction that it is). We have agreed to pay an affiliate of our sponsor a total of $10,000 per month for office space, secretarial and administrative support and to reimburse our sponsor for any out-of-pocket expenses related to identifying, investigating and completing an initial business combination (which is accrued in “Due to related party”). Upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees. Some of our officers and directors may enter into employment or consulting agreements with the post-business combination company following our initial business combination. The presence or absence of any such fees or arrangements will not be used as a criterion in our selection process of an acquisition candidate.

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

Lack of Business Diversification

For an indefinite period of time after the completion of our initial business combination, the prospects for our success may depend entirely on the future performance of a single business. Unlike other entities that have the resources to complete business combinations with multiple entities in one or several industries, it is probable that we will not have the resources to diversify our operations and mitigate the risks of being in a single line of business. By completing our initial business combination with only a single entity, our lack of diversification may:

•

subject us to negative economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact on the particular industry in which we operate after our initial business combination; and

•	cause us to depend on the marketing and sale of a single product or limited number of products or services.

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

Under the Nasdaq’s listing rules, shareholder approval would typically be required for our initial business combination if, for example:

•	We issue ordinary shares that will be equal to or in excess of 20% of the number of our ordinary shares then-outstanding;

•

Any of our directors, officers or substantial shareholders (as defined by Nasdaq rules) has a 5% or greater interest (or such persons collectively have a 10% or greater interest), directly or indirectly, in the target business or assets to be acquired or otherwise and the issuance or potential issuance of ordinary shares could result in an increase in outstanding ordinary shares or voting power of 5% or more; or

•	The issuance or potential issuance of ordinary shares will result in our undergoing a change of control.

The decision as to whether we will seek shareholder approval of a proposed business combination in those instances in which shareholder approval is not required by law will be made by us, solely in our discretion, and will be based on business reasons, which include a variety of factors, including, but not limited to:

•

the timing of the transaction, including in the event we determine shareholder approval would require additional time and there is either not enough time to seek shareholder approval or doing so would place the company at a disadvantage in the transaction or result in other additional burdens on the company;

•	the expected cost of holding a shareholder vote;

•	the risk that the shareholders would fail to approve the proposed business combination;

•	other time and budget constraints of the company; and

•	additional legal complexities of a proposed business combination that would be time-consuming and burdensome to present to shareholders.

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

Redemption Rights for Public Shareholders upon Completion of Our Initial Business Combination

We will provide our public shareholders with the opportunity to redeem all or a portion of their Class A ordinary shares upon the completion of our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account calculated as of two business days prior to the consummation of the initial business combination, including interest earned on the funds held in the trust account and not previously released to us to pay our income taxes, if any, divided by the number of then-outstanding public shares, subject to the limitations described herein. As of the date of our initial public offering, the amount in the trust account was $10.20 per public share. The per-share amount we will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commission we will pay to the underwriters. The redemption rights will include the requirement that a beneficial holder must identify itself in order to validly redeem its shares. There will be no redemption rights upon the completion of our initial business combination with respect to our warrants. Further, we will not proceed with redeeming our public shares, even if a public shareholder has properly elected to redeem its shares, if a business combination does not close. Our initial shareholders and each member of our management team have entered into an agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any founder shares and public shares held by them in connection with (i) the completion of our initial business combination and (ii) a shareholder vote to approve an amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 18 months from the closing of our initial public offering (or up to 24 months, if we extend the time to complete a business combination) or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares.

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

If we held a shareholder vote to approve our initial business combination, we will, pursuant to our amended and restated memorandum and articles of association:

•

conduct the redemptions in conjunction with a proxy solicitation pursuant to Regulation 14A of the Exchange Act, which regulates the solicitation of proxies, and not pursuant to the tender offer rules; and

•	file proxy materials with the SEC.

In the event that we seek shareholder approval of our initial business combination, we will distribute proxy materials and, in connection therewith, provide our public shareholders with the redemption rights described above upon completion of the initial business combination.

If we seek shareholder approval, we will complete our initial business combination only if it is approved by an ordinary resolution, or such higher approval threshold as may be required under Cayman Islands law and pursuant to the amended and restated memorandum and articles of association. In accordance with our amended memorandum and articles of association, shareholders representing at least one-third of our issued and outstanding ordinary shares, present in person or by proxy, will constitute a quorum. In such case, our initial shareholders and each member of our management team have agreed to vote their founder shares and public shares in favor of our initial business combination. Assuming that only one-third of our issued and outstanding ordinary shares, representing a quorum under our amended and restated memorandum and articles of association, are voted, we will not need any public shares in addition to our founder shares to be voted in favor of an initial business combination in order to have an initial business combination approved. Each public shareholder may elect to redeem their public shares irrespective of whether they vote for or against the proposed transaction or vote at all. In addition, our initial shareholders and each member of our management team have entered into an agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any founder shares and public shares held by them in connection with (i) the completion of a business combination and (ii) a shareholder vote to approve an amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 18 months from the closing of our initial public offering (or up to 24 months, if we extend the time to complete a business combination) or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares.

If we conduct redemptions pursuant to the tender offer rules of the SEC, we will, pursuant to our amended and restated memorandum and articles of association:

•	conduct the redemptions pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act, which regulate issuer tender offers; and

•

file tender offer documents with the SEC prior to completing our initial business combination which contain substantially the same financial and other information about the initial business combination and the redemption rights as is required under Regulation 14A of the Exchange Act, which regulates the solicitation of proxies.

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

If our initial proposed business combination is not completed, we may continue to try to complete a business combination with a different target until 18 months from the closing of our initial public offering (or up to 24 months, if we extend the time to complete a business combination).

Redemption of Public Shares and Liquidation If No Initial Business Combination

Our amended and restated memorandum and articles of association provide that we have only 18 months from the closing of our initial public offering (or up to 24 months, if we extend the time to complete a business combination) to consummate an initial business combination. If we have not consummated an initial business combination within 18 months from the closing of our initial public offering (or up to 24 months, if we extend the time to complete a business combination), we will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the public shares (in a redemption that will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any)) at a per-share price, payable in cash, equal to (A) the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our income taxes, if any, less up to $100,000 of interest to pay winding up and dissolution expenses (net of any taxes payable), divided by (B) the number of the then-outstanding public shares; and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii) to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to consummate an initial business combination within 18 months from the closing of our initial public offering (or up to 24 months, if we extend the time to complete a business combination).

Our initial shareholders and each member of our management team have entered into an agreement with us, pursuant to which they have agreed to waive their rights to liquidating distributions from the trust account with respect to any founder shares they hold if we fail to consummate an initial business combination within 18 months from the closing of our initial public offering (or up to 24 months, if we extend the time to complete a business combination) (although they will be entitled to liquidating distributions from the trust account with respect to any public shares they hold if we fail to complete our initial business combination within the prescribed time frame).

Our sponsor, officers, directors and director nominees have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 18 months from the closing of our initial public offering (or up to 24 months, if we extend the time to complete a business combination) or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares, unless we provide our public shareholders with the opportunity to redeem their public shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our income taxes, if any, divided by the number of the then-outstanding public shares. However, we may not redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 upon consummation of our business combination and after payment of underwriter fees and commissions (so that we do not then become subject to the SEC’s “penny stock” rules). If this optional redemption right is exercised with respect to an excessive number of public shares such that we cannot satisfy the net tangible asset requirement, we would not proceed with the amendment or the related redemption of our public shares at such time. This redemption right shall apply in the event of the approval of any such amendment, whether proposed by our sponsor, any executive officer, director or director nominee, or any other person.

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

If we were to expend all of the net proceeds of our initial public offering and the sale of the private placement warrants, other than the proceeds deposited in the trust account, and without taking into account interest, if any, earned on the trust account, the per-share redemption amount received by shareholders upon our dissolution would be $10.20. The proceeds deposited in the trust account could, however, become subject to the claims of our creditors which would have higher priority than the claims of our public shareholders. We cannot assure you that the actual per-share redemption amount received by shareholders will not be less than $10.20. While we intend to pay such amounts, if any, we cannot assure you that we will have funds sufficient to pay or provide for all creditors’ claims.

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

Our public shareholders will be entitled to receive funds from the trust account only (i) in the event of the redemption of our public shares if we do not complete our initial business combination within 18 months from the closing of our initial public offering (or up to 24 months, if we extend the time to complete a business combination), (ii) in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 18 months from the closing of our initial public offering (or up to 24 months, if we extend the time to complete a business combination) or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares, or (iii) if they redeem their respective shares for cash upon the completion of the initial business combination. Public shareholders who redeem their Class A ordinary shares in connection with a shareholder vote described in clause (ii) in the preceding sentence shall not be entitled to funds from the trust account upon the subsequent completion of an initial business combination or upon liquidation if we have not consummated an initial business combination within 18 months from the closing of our initial public offering (or up to 24 months, if we extend the time to complete a business combination), with respect to such Class A ordinary shares so redeemed. In no other circumstances will a shareholder have any right or interest of any kind to or in the trust account. In the event we seek shareholder approval in connection with our initial business combination, a shareholder’s voting in connection with the business combination alone will not result in a shareholder’s redeeming its shares to us for an applicable pro rata share of the trust account. Such shareholder must have also exercised its redemption rights described above. These provisions of our amended and restated memorandum and articles of association, like all provisions of our amended and restated memorandum and articles of association, may be amended with a shareholder vote.

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

Facilities

We currently maintain our executive offices at 5956 Sherry Lane, Suite 1400, Dallas, Texas 75225. The cost for our use of this space is included in the $10,000 per month fee we pay to an affiliate of our sponsor for office space, administrative and support services (which is accrued in “Due to related party”). We consider our current office space adequate for our current operations.

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

We will provide shareholders with audited financial statements of the prospective target business as part of the proxy solicitation or tender offer materials, as applicable, sent to shareholders. These financial statements may be required to be prepared in accordance with, or reconciled to, generally accepted accounting principles (“GAAP”), or International Financial Reporting Standards (“IFRS”), depending on the circumstances, and the historical financial statements may be required to be audited in accordance with the standards of the Public Company Accounting Oversight Board (“PCAOB”). These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such statements in time for us to disclose such statements in accordance with federal proxy rules and complete our initial business combination within the prescribed time frame. We cannot assure you that any particular target business identified by us as a potential acquisition candidate will have financial statements prepared in accordance with the requirements outlined above, or that the potential target business will be able to prepare its financial statements in accordance with the requirements outlined above. To the extent that these requirements cannot be met, we may not be able to acquire the proposed target business. While this may limit the pool of potential acquisition candidates, we do not believe that this limitation will be material.

We are required to evaluate our internal control procedures for the fiscal year ended December 31, 2022 as required by the Sarbanes-Oxley Act. We are not required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. A target business may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

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

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our initial public offering, (b) in which we have total annual gross revenue of at least $1.235 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our Class A ordinary shares that are held by non-affiliates exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.

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

Our initial shareholders own a significant portion of our outstanding ordinary shares. Our initial shareholders and members of our management team also may from time to time purchase Class A ordinary shares prior to our initial business combination. Our amended and restated memorandum and articles of association provide that, if we seek shareholder approval, we will complete our initial business combination only if it is approved by an ordinary resolution or such higher approval threshold as may be required by Cayman Islands law and pursuant to the amended and restated memorandum and articles of association. A quorum for such meeting will be present if the holders of one third of issued and outstanding shares entitled to vote at the meeting are represented in person or by proxy.Assuming that only one-third of our issued and outstanding ordinary shares, representing a quorum under our amended and restated memorandum and articles of association, are voted, we will not need any public shares in addition to our founder shares to be voted in favor of an initial business combination in order to have an initial business combination approved.

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

We may seek to enter into a business combination transaction agreement with a prospective target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. If too many public shareholders exercise their redemption rights, we would not be able to meet such closing condition and, as a result, would not be able to proceed with the business combination. The amount of the deferred underwriting commissions payable to the underwriters will not be adjusted for any shares that are redeemed in connection with a business combination and such amount of deferred underwriting commission is not available for us to use as consideration in an initial business combination. If we are able to consummate an initial business combination, the per-share value of shares held by non-redeeming shareholders will reflect our obligation to pay and the payment of the deferred underwriting commissions. Furthermore, in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 upon consummation of our business combination and after payment of underwriter fees and commissions (so that we do not then become subject to the SEC’s “penny stock” rules). Consequently, if accepting all properly submitted redemption requests would cause our net tangible assets to be less than $5,000,001 or such greater amount necessary to satisfy a closing condition as described above, we would not proceed with such redemption and the related business combination and may instead search for an alternate business combination. Prospective targets will be aware of these risks and, thus, may be reluctant to enter into a business combination transaction with us.

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

On January 18, 2023, in connection with the Extension Proposal, holders of 24,703,445 Class A ordinary shares of ESGEN properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.35 per share, for an aggregate redemption amount of $255,875,757. As a result, approximately $30 million remained in the Company’s trust account and 2,896,555 Class A ordinary shares remained outstanding immediately after the redemption.

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

The requirement that we consummate an initial business combination within 18 months from the closing of our initial public offering (or up to 24 months, if we extend the time to complete a business combination) may give potential target businesses leverage over us in negotiating a business combination and may limit the time we have in which to conduct due diligence on potential business combination targets, in particular as we approach our initial business combination deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our shareholders.

Any potential target business with which we enter into negotiations concerning a business combination will be aware that we must consummate an initial business combination within 18 months from the closing of our initial public offering (or up to 24 months, if we extend the time to complete a business combination). Additionally, our sponsor is under no obligation to fund any monies necessary to extend the duration of the trust account. Consequently, such target business may obtain leverage over us in negotiating a business combination, knowing that if we do not complete our initial business combination with that particular target business, we may be unable to complete our initial business combination with any target business. This risk will increase as we get closer to the time frame described above. In addition, we may have limited time to conduct due diligence and may enter into our initial business combination on terms that we would have rejected upon a more comprehensive investigation.

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

Our ability to consummate a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the COVID-19 outbreak and the status of debt and equity markets.

The COVID-19 pandemic has adversely impacted global commercial activity and supply chain operations and has contributed to significant volatility in the equity and debt markets. The business of any potential target business with which we consummate a business combination could be materially and adversely affected by the COVID-19 pandemic.

Many countries, including the United States and states and municipalities in which we may operate, have issued (and may re-issue) orders requiring the closure of, or certain restrictions on the operation of, certain businesses. The COVID-19 pandemic and preventative measures taken to contain or mitigate its spread have caused, and may continue to cause, business shutdowns or the re-introduction of business shutdowns, cancellations of events and restrictions on travel, significant reductions in demand for certain goods and services, reductions in business activity and financial transactions, supply chain interruptions and overall economic and financial market instability both globally and in the United States. While many of the initial restrictions have been lifted, the risk of future COVID-19 outbreaks remains and restrictions have been or may continue to be reimposed to mitigate risks to public health both in the United States and globally. Moreover, even where restrictions are and remain lifted, certain groups of people may continue to self-isolate and not participate in the economy at pre-pandemic levels for a prolonged period of time, potentially further delaying global economic recovery. We may be unable to complete a business combination if continued concerns relating to COVID-19 restrict travel, limit the ability to have meetings with potential investors or the target company’s personnel, vendors and services providers are unavailable to negotiate and consummate a transaction in a timely manner. We are continuing to monitor the impact of COVID-19 and related risks, including risks related to the ongoing spread of COVID-19 (including new variants) and efforts to mitigate the spread and deployment of vaccines. If the effects of the COVID-19 pandemic, including COVID-19 variants, remain uncertain and the disruptions posed by COVID-19 or other matters of global concern continue for an extensive period of time, our ability to consummate a business combination, or the operations of a target business with which we ultimately consummate a business combination, may be materially adversely affected.

In addition, our ability to consummate a transaction may be dependent on our ability to raise equity and debt financing which may be impacted by COVID-19 and other events.

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

We may not be able to consummate an initial business combination within 18 months from the closing of our initial public offering (or up to 24 months, if we extend the time to complete a business combination), in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate.

We may not be able to find a suitable target business and consummate an initial business combination within 18 months from the closing of our initial public offering (or up to 24 months, if we extend the time to complete a business combination). Our ability to complete our initial business combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein. For example, the outbreak of COVID-19 continues to grow both in the U.S. and globally and, while the extent of the impact of the outbreak on us will depend on future developments, it could limit our ability to complete our initial business combination, including as a result of increased market volatility, decreased market liquidity and third-party financing being unavailable on terms acceptable to us or at all. Additionally, the outbreak of COVID-19 may negatively impact businesses we may seek to acquire. If we have not consummated an initial business combination within such applicable time period, we will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the public shares (in a redemption that will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any)) at a per-share price, payable in cash, equal to (A) the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our income taxes, if any, less up to $100,000 of interest to pay winding up and dissolution expenses (net of any taxes payable), divided by (B) the number of the then-outstanding public shares; and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii), to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. In either such case, our public shareholders may receive only $10.20 per public share, or less than $10.20 per public share, on the redemption of their shares, and our warrants will expire worthless. See “- If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.20 per public share” and other risk factors herein.

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

If the net proceeds of our initial public offering and the sale of the private placement warrants not being held in the trust account are insufficient to allow us to operate for the 18 months from the closing of our initial public offering (or up to 24 months, if we extend the time to complete a business combination), it could limit the amount available to fund our search for a target business or businesses and our ability to complete our initial business combination, and we will depend on loans from our sponsor, its affiliates or members of our management team to fund our search and to complete our initial business combination.

Of the net proceeds of our initial public offering and the sale of the private placement warrants, only approximately $1,800,000 was available to us initially outside the trust account to fund our working capital requirements. We believe that the funds available to us outside of the trust account, together with funds available from loans from our sponsor, its affiliates or members of our management team will be sufficient to allow us to operate for at least the 18 months following the closing of our initial public offering; however, we cannot assure you that our estimate is accurate, and our sponsor, its affiliates or members of our management team are under no obligation to advance funds to us in such circumstances. Of the funds available to us, we may use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent designed to keep target businesses from “shopping” around for transactions with other companies or investors on terms more favorable to such target businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we entered into a letter of intent where we paid for the right to negotiate exclusively from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business.

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

If we have not consummated an initial business combination within 18 months from the closing of our initial public (or up to 24 months, if we extend the time to complete a business combination), our public shareholders may be forced to wait beyond such 18 months (or up to 24 months, as applicable) before redemption from our trust account.

If we have not consummated an initial business combination within 18 months from the closing of our initial public offering (or up to 24 months, if we extend the time to complete a business combination), the proceeds then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our income taxes, if any, less up to $100,000 of interest to pay winding up and dissolution expenses (net of any taxes payable, will be used to fund the redemption of our public shares, as further described herein. Any redemption of public shareholders from the trust account will be effected automatically by function of our amended and restated memorandum and articles of association prior to any voluntary winding up. If we are required to wind up, liquidate the trust account and distribute such amount therein, pro rata, to our public shareholders, as part of any liquidation process, such winding up, liquidation and distribution must comply with the applicable provisions of the Companies Act. In that case, investors may be forced to wait beyond 18 months (or up to 24 months, as applicable) from the closing of our initial public offering before the redemption proceeds of our trust account become available to them, and they receive the return of their pro rata portion of the proceeds from our trust account. We have no obligation to return funds to investors prior to the date of their redemption or any liquidation unless, prior thereto, we consummate our initial business combination or amend certain provisions of our amended and restated memorandum and articles of association, and only then in cases where investors have sought to redeem their Class A ordinary shares. Only upon their redemption or any liquidation will public shareholders be entitled to distributions if we do not complete our initial business combination and do not amend certain provisions of our amended and restated memorandum and articles of association.

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

Our amended and restated memorandum and articles of association authorizes the issuance of up to 250,000,000 Class A ordinary shares, par value $0.0001 per share, 25,000,000 Class B ordinary shares, par value $0.0001 per share, and 1,000,000 preference shares, par value $0.0001 per share. As of March 28, 2023, there were 247,103,445 and 18,100,000 authorized but unissued Class A ordinary shares and Class B ordinary shares, respectively, available for issuance which amount does not take into account shares reserved for issuance upon exercise of outstanding warrants or shares issuable upon conversion of the Class B ordinary shares, if any. The Class B ordinary shares will automatically convert into Class A ordinary shares (which such Class A ordinary shares delivered upon conversion will not have any redemption rights or be entitled to liquidating distributions from the trust account if we fail to consummate an initial business combination) at the time of our initial business combination or earlier at the option of the holders thereof as described herein and in our amended and restated memorandum and articles of association. There are no preference shares issued and outstanding.

We may issue a substantial number of additional Class A ordinary shares or preference shares to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. We may also issue Class A ordinary shares in connection with our redeeming the warrants or upon conversion of the Class B ordinary shares at a ratio greater than one-to-one at the time of our initial business combination as a result of the anti-dilution provisions as set forth herein. However, our amended and restated memorandum and articles of association provide, among other things, that prior to or in connection with our initial business combination, we may not issue additional shares that would entitle the holders thereof to (i) receive funds from the trust account or (ii) vote on any initial business combination or on any other proposal presented to shareholders prior to or in connection with the completion of an initial business combination. These provisions of our amended and restated memorandum and articles of association, like all provisions of our amended and restated memorandum and articles of association, may be amended with a shareholder vote. The issuance of additional ordinary or preference shares:

•

may significantly dilute the equity interest of investors, which dilution would increase if the anti-dilution provisions in the Class B ordinary shares resulted in the issuance of Class A ordinary shares on a greater than one-to-one basis upon conversion of the Class B ordinary shares;

•	may subordinate the rights of holders of Class A ordinary shares if preference shares are issued with rights senior to those afforded our Class A ordinary shares;

•	could cause a change in control if a substantial number of Class A ordinary shares are issued, which could result in the resignation or removal of our present officers and directors;

•	may have the effect of delaying or preventing a change of control of us by diluting the share ownership or voting rights of a person seeking to obtain control of us;

•	may adversely affect prevailing market prices for our units, Class A ordinary shares and/or warrants; and

•	may not result in adjustment to the exercise price of our warrants.

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

In light of the involvement of our sponsors, officers and directors with other entities, we may decide to acquire one or more businesses affiliated with our sponsor, officers or directors. Our directors also serve as officers and board members for other entities, including, without limitation, those described under “Item 10. Directors, Executive Officers and Corporate Governance—Conflicts of Interest.” Our sponsor, officers and directors may sponsor, form or participate in other blank check companies similar to ours during the period in which we are seeking an initial business combination. Such entities may compete with us for business combination opportunities. Our sponsor, officers and directors are not currently aware of any specific opportunities for us to complete our initial business combination with any entities with which they are affiliated, and there have been no substantive discussions concerning a business combination with any such entity or entities. Although we will not be specifically focusing on, or targeting, any transaction with any affiliated entities, we would pursue such a transaction if we determined that such affiliated entity met our criteria and guidelines for a business combination as set forth in “Item 1. Business—Effecting Our Initial Business Combination—Evaluation of a Target Business and Structuring of Our Initial Business Combination” and such transaction was approved by a majority of our independent and disinterested directors. Despite our agreement to obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions regarding the fairness to our company from a financial point of view of a business combination with one or more domestic or international businesses affiliated with our sponsor, officers or directors, potential conflicts of interest still may exist and, as a result, the terms of the business combination may not be as advantageous to our public shareholders as they would be absent any conflicts of interest.

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

The net proceeds from our initial public offering and the sale of the private placement warrants was $281,520,000 that we may use to complete our initial business combination (after taking into account the $9,660,000 of deferred underwriting commissions being held in the trust account and the estimated non-reimbursed expenses of our initial public offering). As of December 31, 2022, $285,506,568 was available to complete our initial Business Combination.

We may effectuate our initial business combination with a single-target business or multiple-target businesses simultaneously or within a short period of time. However, we may not be able to effectuate our initial business combination with more than one target business because of various factors, including the existence of complex accounting issues and the requirement that we prepare and file pro forma financial statements with the SEC that present operating results and the financial condition of several target businesses as if they had been operated on a combined basis. By completing our initial business combination with only a single entity, our lack of diversification may subject us to numerous economic, competitive and regulatory developments. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry. Accordingly, the prospects for our success may be:

•	solely dependent upon the performance of a single business, property or asset; or

•	dependent upon the development or market acceptance of a single or limited number of products, processes or services.

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

In order to effectuate a business combination, blank check companies have, in the recent past, amended various provisions of their charters and governing instruments, including their warrant agreements. For example, blank check companies have amended the definition of business combination, increased redemption thresholds, extended the time to consummate an initial business combination and, with respect to their warrants, amended their warrant agreements to require the warrants to be exchanged for cash and/or other securities. Amending our amended and restated memorandum and articles of association will require at least a special resolution of our shareholders as a matter of Cayman Islands law, and amending our warrant agreement will require a vote of holders of at least 50% of the public warrants and, solely with respect to any amendment to the terms of the private placement warrants or any provision of the warrant agreement with respect to the private placement warrants, 50% of the number of the then outstanding private placement warrants. In addition, our amended and restated memorandum and articles of association require us to provide our public shareholders with the opportunity to redeem their public shares for cash if we propose an amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 18 months from the closing of our initial public offering (or up to 24 months, if we extend the time to complete a business combination) or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares. To the extent any of such amendments would be deemed to fundamentally change the nature of any of the securities offered through this registration statement, we would register, or seek an exemption from registration for, the affected securities.

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

Some other blank check companies have a provision in their charter which prohibits the amendment of certain of its provisions, including those which relate to the rights of a company’s shareholders, without approval by a certain percentage of the company’s shareholders. In those companies, amendment of these provisions typically requires approval by between 90% and 100% of the company’s shareholders. Our amended and restated memorandum and articles of association provide that any of its provisions related to the rights of holders of our Class A ordinary shares (including the requirement to deposit proceeds of our initial public offering and the private placement of warrants into the trust account and not release such amounts except in specified circumstances, and to provide redemption rights to public shareholders as described herein) may be amended if approved by special resolution under Cayman Islands law, and corresponding provisions of the trust agreement governing the release of funds from our trust account may be amended if approved by holders of at least 50% of our ordinary shares. Our initial shareholders and their permitted transferees, if any, who collectively beneficially own a significant portion of our Class A ordinary shares, will participate in any vote to amend our amended and restated memorandum and articles of association and/or trust agreement and will have the discretion to vote in any manner they choose. As a result, we may be able to amend the provisions of our amended and restated memorandum and articles of association which govern our pre-business combination behavior more easily than some other blank check companies, and this may increase our ability to complete a business combination of which you do not approve. Our shareholders may pursue remedies against us for any breach of our amended and restated memorandum and articles of association.

Our initial shareholders, officers, directors and director nominees have agreed, pursuant to agreements with us, that they will not propose any amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 18 months from the closing of our initial public offering (or up to 24 months, if we extend the time to complete a business combination) or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares, unless we provide our public shareholders with the opportunity to redeem their Class A ordinary shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our income taxes, if any, divided by the number of the then-outstanding public shares. Our shareholders are not parties to, or third-party beneficiaries of, these agreements and, as a result, will not have the ability to pursue remedies against our initial shareholders, officers, directors or director nominees for any breach of these agreements. As a result, in the event of a breach, our shareholders would need to pursue a shareholder derivative action, subject to applicable law.

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

The federal proxy rules require that a proxy statement with respect to a vote on a business combination meeting certain financial significance tests include historical and/or pro forma financial statement disclosure in periodic reports. We will include the same financial statement disclosure in connection with our tender offer documents, whether or not they are required under the tender offer rules. These financial statements may be required to be prepared in accordance with, or be reconciled to, GAAP, or IFRS, depending on the circumstances and the historical financial statements may be required to be audited in accordance with the standards of the PCAOB. These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such statements in time for us to disclose such statements in accordance with federal proxy rules and complete our initial business combination within the prescribed time frame.

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

Since our sponsor, officers and directors will lose their entire investment in us if our initial business combination is not completed, and because our sponsor, officers and directors who have an interest in founder shares may profit substantially from a business combination even under circumstances where our public shareholders would experience losses in connection with their investment, a conflict of interest may arise in determining whether a particular business combination target is appropriate for our initial business combination.

The personal and financial interests of the holders of our founder shares and our officers and directors may influence their motivation in identifying and selecting a target business combination, completing an initial business combination and influencing the operation of the business following the initial business combination and may result in a misalignment of interests between the holders of our founder shares and our officers and directors, on the one hand, and our public shareholders, on the other. In particular, because the founder shares were purchased at approximately $0.004 per share, the holders of our founder shares (including members of our management team that directly or indirectly own founder shares) could make a substantial profit after our initial business combination even if our public shareholders lose money on their investment as a result of a decrease in the post-combination value of their Class A ordinary shares (after accounting for any adjustments in connection with an exchange or other transaction contemplated by the business combination). For example, a holder of 1,000 founder shares would have paid approximately $3.50 to obtain such shares. At the time of an initial business combination, such holder would be able to convert such founder shares into 1,000 shares of our Class A ordinary shares, and would receive the same consideration in connection with our initial business combination as a public shareholder for the same number of shares of our Class A ordinary shares. If the value of the shares of our Class A ordinary shares on a post-combination basis (after accounting for any adjustments in connection with an exchange or other transaction contemplated by the business combination) were to decrease to $5.00 per share of our Class A ordinary shares, the holder of our founder shares would obtain a profit of $4,996 on account of the 1,000 founder shares that the holder had converted into Class A ordinary shares in connection with the initial business combination. By contrast, a public shareholder holding 1,000 Class A ordinary shares would lose approximately $5,000 in connection with the same transaction.

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

Our public shareholders will be entitled to receive funds from the trust account only upon the earliest to occur of: (i) our completion of an initial business combination, and then only in connection with those Class A ordinary shares that such shareholder properly elected to redeem, subject to the limitations described herein, (ii) the redemption of any public shares properly tendered in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 18 months from the closing of our initial public offering (or up to 24 months, if we extend the time to complete a business combination) or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares, and (iii) the redemption of our public shares if we have not consummated an initial business within 18 months from the closing of our initial public offering (or up to 24 months, if we extend the time to complete a business combination), subject to applicable law and as further described herein. Public shareholders who redeem their Class A ordinary shares in connection with a shareholder vote described in clause (ii) in the preceding sentence shall not be entitled to funds from the trust account upon the subsequent completion of an initial business combination or liquidation if we have not consummated an initial business combination within 18 months from the closing of our initial public offering (or up to 24 months, if we extend the time to complete a business combination), with respect to such Class A ordinary shares so redeemed. In no other circumstances will a public shareholder have any right or interest of any kind in the trust account. Holders of warrants will not have any right to the proceeds held in the trust account with respect to the warrants. Accordingly, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

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

If the Nasdaq delists any of our securities from trading on its exchange and we are not able to list our securities on another national securities exchange, we expect such securities could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including:

•	a limited availability of market quotations for our securities;

•	reduced liquidity for our securities;

•

a determination that our Class A ordinary shares are a “penny stock” which will require brokers trading in our Class A ordinary shares to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;

•	a limited amount of news and analyst coverage; and

•	a decreased ability to issue additional securities or obtain additional financing in the future.

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

You are not entitled to protections normally afforded to investors of many other blank check companies.

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

Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. Upon redemption of our public shares, if we have not consummated an initial business combination within 18 months from the closing of our initial public offering (or up to 24 months, if we extend the time to complete a business combination), or upon the exercise of a redemption right in connection with our initial business combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the ten years following redemption. Accordingly, due to claims of such creditors, the per-share redemption amount received by public shareholders could be less than the $10.20 per public share initially held in the trust account. Our sponsor has agreed that it will be liable to us if and to the extent any claims by a third party (other than our independent registered public accounting firm) for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amounts in the trust account to below the lesser of (i) $10.20 per public share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account if less than $10.20 per public share due to reductions in the value of the trust assets, in each case net of the interest that may be withdrawn to pay our income tax obligations, provided that such liability will not apply to any claims by a third party or prospective target business that executed a waiver of any and all rights to seek access to the trust account nor will it apply to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, our sponsor will not be responsible to the extent of any liability for such third-party claims.

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

If we are deemed to be an investment company under the Investment Company Act, our activities may be restricted, including:

•	restrictions on the nature of our investments; and

•	restrictions on the issuance of securities, each of which may make it difficult for us to complete our initial business combination.

•	In addition, we may have imposed upon us burdensome requirements, including:

•	registration as an investment company with the SEC;

•	adoption of a specific form of corporate structure; and

•	reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations that we are currently not subject to.

In order not to be regulated as an investment company under the Investment Company Act, unless we can qualify for an exclusion, we must ensure that we are engaged primarily in a business other than investing, reinvesting or trading of securities and that our activities do not include investing, reinvesting, owning, holding or trading “investment securities” constituting more than 40% of our assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. Our business is to identify and complete a business combination and thereafter to operate the post-transaction business or assets for the long term. We do not plan to buy businesses or assets with a view to resale or profit from their resale. We do not plan to buy unrelated businesses or assets or to be a passive investor.

We do not believe that our anticipated principal activities will subject us to the Investment Company Act. To this end, the proceeds held in the trust account may only be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Pursuant to the trust agreement, the trustee is not permitted to invest in other securities or assets. By restricting the investment of the proceeds to these instruments, and by having a business plan targeted at acquiring and growing businesses for the long term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), we intend to avoid being deemed an “investment company” within the meaning of the Investment Company Act. Our initial public offering was not intended for persons who are seeking a return on investments in government securities or investment securities. The trust account is intended as a holding place for funds pending the earliest to occur of either: (i) the completion of our initial business combination; (ii) the redemption of any public shares properly tendered in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 18 months from the closing of our initial public offering (or up to 24 months, if we extend the time to complete a business combination) or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares; or (iii) absent our completing an initial business combination within 18 months from the closing of our initial public offering (or up to 24 months, if we extend the time to complete a business combination), our return of the funds held in the trust account to our public shareholders as part of our redemption of the public shares. If we do not invest the proceeds as discussed above, we may be deemed to be subject to the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to complete a business combination. If we have not consummated our initial business combination within the required time period, our public shareholders may receive only approximately $10.20 per public share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.

Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination, and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments. In particular, we are required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete our initial business combination, and results of operations.

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

Although we have no commitments as of the date of this Report to issue any notes or other debt securities, or to otherwise incur outstanding debt following our initial public offering, we may choose to incur substantial debt to complete our initial business combination. We and our officers have agreed that we will not incur any indebtedness unless we have obtained from the lender a waiver of any right, title, interest or claim of any kind in or to the monies held in the trust account. As such, no issuance of debt will affect the per-share amount available for redemption from the trust account. Nevertheless, the incurrence of debt could have a variety of negative effects, including:

•	default and foreclosure on our assets if our operating revenues after an initial business combination are insufficient to repay our debt obligations;

•

acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

•	our immediate payment of all principal and accrued interest, if any, if the debt is payable on demand;

•	our inability to obtain necessary additional financing if the debt contains covenants restricting our ability to obtain such financing while the debt is outstanding;

•	our inability to pay dividends on our Class A ordinary shares;

•

using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our Class A ordinary shares, expenses, capital expenditures, acquisitions and other general corporate purposes;

•	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

•	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and

•

limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes and other disadvantages compared to our competitors who have less debt.

Our sponsor controls a substantial interest in us and thus may exert a substantial influence on actions requiring a shareholder vote, potentially in a manner that you do not support.

Our sponsor owns a significant portion of our issued and outstanding ordinary shares as of March 28, 2023. Accordingly, it may exert a substantial influence on actions requiring a shareholder vote, potentially in a manner that you do not support, including amendments to our amended and restated memorandum and articles of association. If our sponsor purchases any additional Class A ordinary shares in the aftermarket or in privately negotiated transactions, this would increase its control. Neither our sponsor nor, to our knowledge, any of our officers or directors, have any current intention to purchase additional securities, other than as disclosed in this Report. Factors that would be considered in making such additional purchases would include consideration of the current trading price of our Class A ordinary shares. Assuming that only one-third of our issued and outstanding ordinary shares, representing a quorum under our amended and restated memorandum and articles of association, are voted, we will not need any public shares in addition to our founder shares to be voted in favor of an initial business combination in order to have an initial business combination approved. In addition, our board of directors, whose members were elected by our sponsor, is divided into three classes, each of which will generally serve for a term of three years with only one class of directors being elected in each year. We may not hold an annual meeting of shareholders to elect new directors prior to the completion of our initial business combination, in which case all of the current directors will continue in office until at least the completion of the business combination. If there is an annual meeting, as a consequence of our “staggered” board of directors, only a minority of the board of directors will be considered for election and our sponsor, because of its ownership position, will control the outcome, as only holders of our Class B ordinary shares will have the right to vote on the election of directors and to remove directors prior to our initial business combination. Accordingly, our sponsor will continue to exert control at least until the completion of our initial business combination. In addition, we have agreed not to enter into a definitive agreement regarding an initial business combination without the prior consent of our sponsor.

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

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with this Report. We are not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target business with which we seek to complete our initial business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

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

Our corporate affairs are governed by our amended and restated memorandum and articles of association, the Companies Act (as the same may be supplemented or amended from time to time) and the common law of the Cayman Islands, which we have designated as our exclusive forum for certain legal actions.

We are subject to the federal securities laws of the United States. The rights of shareholders to take action against the directors, actions by minority shareholders and the fiduciary responsibilities of our directors to us under Cayman Islands law are to a large extent governed by the common law of the Cayman Islands. The common law of the Cayman Islands is derived in part from comparatively limited judicial precedent in the Cayman Islands as well as from English common law, the decisions of whose courts are of persuasive authority, but are not binding on a court in the Cayman Islands. The rights of our shareholders and the fiduciary responsibilities of our directors under Cayman Islands law are different from what they would be under statutes or judicial precedent in some jurisdictions in the United States. In particular, the Cayman Islands has a different body of securities laws as compared to the United States, and certain states, such as Delaware, may have more fully developed and judicially interpreted bodies of corporate law. In addition, Cayman Islands companies may not have standing to initiate a shareholders derivative action in a Federal court of the United States.

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

Our amended and restated memorandum and articles of association provide that the courts of the Cayman Islands are the exclusive forum for certain disputes between us and our shareholders, which could limit our shareholders’ ability to obtain a favorable judicial forum for complaints against us or our directors, officers or employees.

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

•	we have a board that includes a majority of “independent directors,” as defined under the rules of the Nasdaq;

•	we have a compensation committee of our board that is comprised entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities; and

•	we have a nominating committee of our board that is comprised entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities.

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

We may be a passive foreign investment company (a “PFIC”), which could result in adverse U.S. federal income tax consequences to U.S. investors.

If we are a PFIC for any taxable year (or portion thereof) that is included in the holding period of a U.S. Holder of our Class A ordinary shares or redeemable warrants, the U.S. holder may be subject to certain adverse U.S. federal income tax consequences and may be subject to additional reporting requirements. As used herein, the term “U.S. Holder” means a beneficial owner of Units, Class A ordinary shares or redeemable warrants that is for U.S. federal income tax purposes: (i) an individual citizen or resident of the United States, (ii) a corporation (or other entity treated as a corporation for U.S. federal income tax purposes) that is created or organized (or treated as created or organized) in or under the laws of the United States, any state thereof or the District of Columbia, (iii) an estate the income of which is subject to U.S. federal income taxation regardless of its source or (iv) a trust if (A) a court within the United States is able to exercise primary supervision over the administration of the trust and one or more United States persons have the authority to control all substantial decisions of the trust, or (B) it has in effect a valid election to be treated as a United States person. Our PFIC status for our current and subsequent taxable years may depend on whether we qualify for the PFIC start-up exception. Depending on the particular circumstances the application of the start-up exception may be subject to uncertainty, and there cannot be any assurance that we will qualify for the start-up exception. Accordingly, there can be no assurances with respect to our status as a PFIC for our current taxable year or any subsequent taxable year. Our actual PFIC status for any taxable year, however, will not be determinable until after the end of such taxable year. Moreover, if we determine we are a PFIC for any taxable year prior to our Business Combination, upon written request, we will endeavor to provide to a U.S. holder such information as the Internal Revenue Service (“IRS”) may require, including a PFIC Annual Information Statement, in order to enable the U.S. holder to make and maintain a qualified electing fund (“QEF”) election, but there can be no assurance that we will timely provide such required information, and such election would be unavailable with respect to our redeemable warrants in all cases. We urge U.S. investors to consult their own tax advisors regarding the possible application of the PFIC rules.

A new U.S. federal excise tax could be imposed on us in connection with redemptions of our shares.

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases (including redemptions) of stock by publicly traded domestic (i.e., U.S.) corporations and certain domestic subsidiaries of publicly traded foreign corporations. If we were to acquire a domestic corporation or engage in a transaction in which a domestic corporation becomes our parent or our affiliate and our securities trade on a U.S. stock exchange, we may become a “covered corporation” within the meaning of the IR Act. The excise tax is imposed on the repurchasing corporation itself, not its shareholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury (the “Treasury”) has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the excise tax. The IR Act applies only to repurchases that occur after December 31, 2022.

Whether and to what extent the company would be subject to the excise tax in connection with a business combination or otherwise, would depend on a number of factors, including (i) the structure of a business combination, (ii) the fair market value of the redemptions and repurchases in connection with the business combination or otherwise, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with a business combination (or otherwise issued not in connection with a business combination but issued within the same taxable year of a business combination) and (iv) the content of regulations and other guidance from the Treasury. In addition, because the excise tax would be payable by the company and not by the redeeming holder, the mechanics of any required payment of the excise tax have not been determined. The foregoing could cause a reduction in the cash available on hand to complete a business combination or a reduction in the cash available for a redemption of the Public Shares in connection with a business combination or otherwise.

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

Recent increases in inflation and interest rates in the United States and elsewhere could make it more difficult for us to consummate an initial business combination.

Recent increases in inflation and interest rates in the United States and elsewhere may lead to increased price volatility for publicly traded securities, including ours, and may lead to other national, regional and international economic disruptions, any of which could make it more difficult for us to consummate an initial business combination.

We identified a material weakness in our internal control over financial reporting and may identify additional material weaknesses in the future, or fail to maintain an effective system of internal control over financial reporting, which may result in material misstatements of our financial statements or cause us to fail to meet our periodic reporting obligations.

Our internal control over financial reporting was not effective as of December 31, 2022. We identified material weaknesses in our internal control over financial reporting, specifically, we did not design and maintain an effective control environment to prevent or detect material misstatements to the financial statements. Specifically, we lacked a sufficient complement of personnel with an appropriate level of internal controls and accounting knowledge, training and experience commensurate with our financial reporting requirements. Specifically, management did not design and maintain effective controls over the calculation of earnings per share and classification of the reinvestment of interest and dividend income in the Trust Account in the statement of cash flows.

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

If we effect our initial business combination with such a company, we would be subject to any special considerations or risks associated with companies operating in an international setting, including any of the following:

•	costs and difficulties inherent in managing cross-border business operations;

•	rules and regulations regarding currency redemption;

•	complex withholding taxes on individuals;

•	laws governing the manner in which future business combinations may be effected;

•	exchange listing and/or delisting requirements;

•	tariffs and trade barriers;

•	regulations related to customs and import/export matters;

•	local or regional economic policies and market conditions;

•	unexpected changes in regulatory requirements;

•	longer payment cycles;

•	tax issues, such as tax law changes and variations in tax laws as compared to the United States;

•	currency fluctuations and exchange controls;

•	rates of inflation;

•	challenges in collecting accounts receivable;

•	cultural and language differences;

•	employment regulations;

•	underdeveloped or unpredictable legal or regulatory systems;

•	corruption;

•	protection of intellectual property;

•	social unrest, crime, strikes, riots and civil disturbances;

•	regime changes and political upheaval;

•	terrorist attacks, natural disasters and wars; and

•	deterioration of political relations with the United States.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

We currently maintain our executive offices at 5956 Sherry Lane, Suite 1400, Dallas, Texas 75225. The cost for our use of this space is included in the $10,000 per month fee we pay to an affiliate of our sponsor for office space, administrative and support services (which is accrued in “Due to related party”). We consider our current office space adequate for our current operations.

ITEM 3. LEGAL PROCEEDINGS.

To the knowledge of our management, there is no material litigation, arbitration or governmental proceeding currently pending against us or any members of our management team in their capacity as such.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

(a)	Market Information

Our units, Class A ordinary shares and warrants are each traded on the Nasdaq under the symbol “ESACU”, “ESAC” and “ESACW” respectively. Our units commenced public trading on October 20, 2021. Our Class A ordinary shares and warrants began separate trading on December 13, 2021.

(b)	Holders

On March 28, 2023, there was one holder of record of our units, one holder of record of our Class A ordinary shares, 20 holders of record of our Class B ordinary shares and 18 holders of record of our warrants.

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

(g)	Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis should be read in conjunction with the financial statements and related notes included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K (this “Report”). This discussion contains forward-looking statements reflecting our current expectations, estimates and assumptions concerning events and financial trends that may affect our future operating results or financial position. Actual results and the timing of events may differ materially from those contained in these forward-looking statements due to a number of factors, including those discussed in the sections entitled “Risk Factors” and “Forward-Looking Statements” appearing elsewhere in this Report.

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

The registration statement for our initial public offering was declared effective on October 19, 2021. On October 22, 2021, we consummated our initial public offering of 27,600,000 units (the “Units” and, with respect to the ordinary shares included in the Units being offered, the “Public Shares”) at $10.00 per Unit (which included the full exercise of the underwriters’ over-allotment option), and the sale of 14,040,000 warrants (the “Private Placement Warrants”) each exercisable to purchase one Class A ordinary share at $11.50 per share, at a price of $1.00 per Private Placement Warrant in a private placement to our sponsor that closed simultaneously with our initial public offering.

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

We have until April 22, 2023, with the extension as described below, to consummate the initial Business Combination. If we have not consummated the initial Business Combination within the Combination Period, we will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay income taxes, if any (less up to $100,000 of interest to pay winding up and dissolution expenses) divided by the number of the then-outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii), to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

On January 18, 2023, our shareholders voted to amend our amended and restated memorandum and articles of association (the “Extension Proposal”) to extend from January 22, 2023 to April 22, 2023 (the “Extended Date”) the date (the “Termination Date”) by which we must mandatorily liquidate the company. In connection with the vote to approve the Extension Proposal, the holders of 24,703,445 Class A ordinary shares of ESGEN properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.35 per share, for an aggregate redemption amount of $255,875,757.

Additionally, in the event that we have not consummated an initial business combination by the Extended Date, the Board may extend the Termination Date up to six times, each by one additional month (for a total of up to six additional months to complete a business combination) (each, an “Additional Extension Date”), provided that we deposit into the Trust Account for each Additional Extension Date the lesser of (a) $140,000 or (b) $0.04 for each public share that is then-outstanding.

RESULTS OF OPERATIONS

All of our activity from April 19, 2021 (inception) through December 31, 2022, was in preparation for our initial public offering, and since our initial public offering, our activity has been limited to the search for a prospective initial Business Combination. We will not generate any operating revenues until the closing and completion of our initial Business Combination.

For the year ended December 31, 2022, we had a net income of $14,334,250, which consisted of a change in the fair value of warrant liabilities of $13,179,936, investment income on marketable securities held in Trust Account of $3,984,431, partially offset by a loss from operations of $2,830,117.

For the period from April 19, 2021 (inception) through December 31, 2021, we had a net income of $9,460,263, which consisted of change in fair value of warrant liabilities of $10,944,240, investment income on marketable securities held in Trust Account of $2,137, partially offset by a loss from operation including formation and operating costs and operating costs – related party of $776,033 and warrant issuance costs of $710,081.

Liquidity and Capital Resources

As of December 31, 2022, we had cash of $614,767 and owe $1,866,992 in accrued offering costs and expenses and an additional $315,539 payable to related parties.

Prior to the completion of our initial public offering, our liquidity needs had been satisfied through a capital contribution from the sponsor of $25,000 and a loan to us of up to $300,000 by our sponsor under an unsecured promissory note, which had an outstanding balance of $171,346 at December 31, 2022. In addition, in order to finance transaction costs in connection with a Business Combination, our Sponsor, an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to, provide us Working Capital Loans. As of December 31, 2022, there were no amounts outstanding under any Working Capital Loans.

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

In connection with the company’s assessment of going concern considerations in accordance with ASC Subtopic 205-40, “Presentation of Financial Statements – Going Concern”, the company has until April 22, 2023 (as extended) to consummate a Business Combination. If a Business Combination is not consummated by this date and an extension not obtained, there will be a mandatory liquidation and subsequent dissolution of the company. Although the company intends to consummate a Business Combination on or before April 22, 2023 (as extended), it is uncertain whether the Company will be able to consummate a Business Combination by this time. Management has determined that the mandatory liquidation, should a Business Combination not occur, and an extension is not obtained, as well as the potential for us to have insufficient funds available to operate our business prior to a Business Combination, and potential subsequent dissolution, raises substantial doubt about the Company’s ability to continue as a going concern. It is uncertain whether the company will be able to consummate a Business Combination or obtain an extension by this time. No adjustments have been made to the carrying amounts of assets or liabilities should the company be required to liquidate after April 22, 2023 (as extended).

Contractual Obligations

Other than the below, we do not have any long-term debt obligations, capital lease obligations, operating lease obligations, purchase obligations or long-term liabilities.

Underwriting Agreement

We granted the underwriters a 45-day option to purchase up to 3,600,000 additional Units to cover over-allotments, if any, at the IPO price less the underwriting commissions. The underwriters exercised the full over-allotment at the consummation of our initial public offering on October 22, 2021.

The underwriters earned an underwriting commission of two percent (2%) of the gross proceeds of the IPO, or $5,520,000, which we paid in cash at closing of the offering.

Additionally, the underwriters are entitled to a deferred underwriting commission of 3.5% of the gross proceeds of our initial public offering upon the completion of our initial Business Combination.

Office Space, Secretarial and Administrative Services

Commencing on the date that our securities were first listed on the Nasdaq through the earlier of consummation of our initial Business Combination and the liquidation, we pay our sponsor a total of $10,000 per month for office space, utilities, secretarial support and administrative services (which is accrued in “Due to related party”). As of December 31, 2022 and 2021, we had incurred $120,000 and $24,193, respectively, pursuant to this agreement, which was accrued in “Due to related party”.

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

Critical Accounting Estimates

The preparation of these financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates. We have not identified any critical accounting estimates.

Recent Accounting Pronouncements

Refer to Note 2 in the financial statements for the recent accounting pronouncements.

Off-Balance Sheet Financing Arrangements

As of December 31, 2022, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and are not required to provide the information otherwise required under this item. As of December 31, 2022, we were not subject to any market or interest rate risk. The net proceeds of our initial public offering, including amounts in the Trust Account, were invested in U.S. government securities with a maturity of 185 days or less or in amended, that invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our principal executive officer and principal financial and accounting officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2022, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of December 31, 2022, our disclosure controls and procedures were not effective because of the identification of a material weakness in our internal control over financial reporting described below. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles.

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

Management’s Report on Internal Controls Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for us. Under the supervision and with the participation of our chief executive officer and chief financial officer, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2022 based on criteria specified in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, our management, including our chief executive officer and chief financial officer, concluded that, as of December 31, 2022, our internal control over financial reporting was not effective as of December 31, 2022. We identified material weaknesses in our internal control over financial reporting, specifically, we did not design and maintain an effective control environment to prevent or detect material misstatements to the financial statements. Specifically, we lacked a sufficient complement of personnel with an appropriate level of internal controls and accounting knowledge, training and experience commensurate with our financial reporting requirements. Specifically, management did not design and maintain effective controls over the calculation of earnings per share and classification of the reinvestment of interest and dividend income in the Trust Account in the statement of cash flows.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

Changes in Internal Control over Financial Reporting

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

ITEM 9B. OTHER INFORMATION.

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Our officers, directors and director nominees are as follows:

Name	Age	Position
Andrea Bernatova	41	Chief Executive Officer and Director
Nader Daylami	34	Chief Financial Officer
James P Benson	63	Director (Chairman)
Michael C. Mayon	42	Director
Sanjay Bishnoi	49	Director
Larry L. Helm	75	Director
Mark M. Jacobs	60	Director

Andrea (“Andrejka”) Bernatova serves as our Chief Executive Officer and as a member of the board of directors. Ms. Bernatova served as the CFO and Senior Advisor of Enchanted Rock Energy, a blue-chip resiliency microgrid company from 2019 to 2021. From 2018 to 2019, she was the CFO of Goodnight Midstream, one of the largest midstream water infrastructure companies in the US. Prior to Goodnight, Ms. Bernatova was the co-founder, EVP and CFO of Core Midstream, a venture infrastructure platform, from 2016 to 2018. Ms. Bernatova started her corporate career as the Vice President of Finance and Investor Relations at PennTex Midstream Partners (NA: PTXP) from 2014 to 2016. At PennTex, she was part of the management team which started the company, grew the platform significantly ultimately leading to an IPO in 2015 and successfully exited the company via a sale to Energy Transfer Partners, L.P. (NYSE: ET) and Eagle Claw Midstream in 2016. Prior to her corporate and entrepreneurial experiences, Ms. Bernatova was an investment banker at Morgan Stanley and Credit Suisse in New York and Houston and served in investment roles at The Blackstone Group in New York and at Mubadala Development Company, ~$250 billion Abu Dhabi investment fund, based in the United Arab Emirates, where she focused primarily on transactions in the renewable sector under the partnership with Masdar. Ms. Bernatova received her A.B. in Government from Harvard University with a Citation in Spanish. Due to her extensive operational and leadership experience in the energy industry, we believe Ms. Bernatova is well-qualified to serve on our board of directors.

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

Mark M. Jacobs serves as a member of our board of directors. Mr. Jacobs brings more than 30 years of executive management, operations and investment banking experience across multiple segments within the broader energy industry. Since his retirement, Mr. Jacobs has served as an independent outside consultant serving the energy industry and privately-held entities undertaking a change in control as well as serving as board chair for a number of nonprofit organizations. Mr. Jacobs previously served as CEO, President and Director of Reliant Energy, a publicly-traded, Fortune 500 energy company. During Mr. Jacobs’ tenure, he led the company through a series of crises including the impact of Hurricane Ike and the financial market crisis in 2008. He initiated and negotiated a merger-of-

equals with Mirant Corporation to form GenOn Energy in 2010 where he served as President, Chief Operating Officer and a Director of the largest competitive generator in the U.S. Mr. Jacobs was originally recruited to Reliant Energy in 2002 to serve as Chief Financial Officer. In that role, Mr. Jacobs brokered a landmark $6.2B debt restructuring transaction, leading the company away from a potential bankruptcy filing and repositioned the company to compete in the emerging competitive electricity market. Prior to Reliant Energy, Mr. Jacobs served as a Managing Director within the Natural Resources Group and Mergers & Acquisitions Department at Goldman Sachs & Co. where he provided strategic advice for large public and private corporations related to M&A and capital markets. Mr. Jacobs received a B.B.A. from Southern Methodist University and a Master of Management from the J.L. Kellogg Graduate School of Management at Northwestern University. Due to his extensive operational and leadership experience in the energy industry, we believe Mr. Jacobs is well-qualified to serve on our board of directors.

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

Audit Committee

We established an audit committee of the board of directors. Messrs. Bishnoi, Jacobs and Helm serve as members of our audit committee. Our board of directors has determined that each of Messrs. Bishnoi, Jacobs and Helm are independent under the Nasdaq listing standards and applicable SEC rules. Mr. Bishnoi serves as the chairman of the audit committee. Under the Nasdaq listing standards and applicable SEC rules, all the directors on the audit committee must be independent. Each member of the audit committee is financially literate and our board of directors has determined that Mr. Bishnoi qualifies as an “audit committee financial expert” as defined in applicable SEC rules.

The audit committee is responsible for:

•	meeting with our independent registered public accounting firm regarding, among other issues, audits, and adequacy of our accounting and control systems;

•	monitoring the independence of the independent registered public accounting firm;

•	verifying the rotation of the lead (or coordinating) audit partner having primary responsibility for the audit and the audit partner responsible for reviewing the audit as required by law;

•	inquiring and discussing with management our compliance with applicable laws and regulations;

•	pre-approving all audit services and permitted non-audit services to be performed by our independent registered public accounting firm, including the fees and terms of the services to be performed;

•	appointing or replacing the independent registered public accounting firm;

•

determining the compensation and oversight of the work of the independent registered public accounting firm (including resolution of disagreements between management and the independent auditor regarding financial reporting) for the purpose of preparing or issuing an audit report or related work;

•

establishing procedures for the receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls or reports which raise material issues regarding our financial statements or accounting policies;

•

monitoring compliance on a quarterly basis with the terms of our initial public offering and, if any noncompliance is identified, immediately taking all action necessary to rectify such noncompliance or otherwise causing compliance with the terms of our initial public offering; and

•

reviewing and approving all payments made to our existing shareholders, officers or directors and their respective affiliates. Any payments made to members of our audit committee will be reviewed and approved by our board of directors, with the interested director or directors abstaining from such review and approval.

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

Guidelines for Selecting Director Nominees

The guidelines for selecting nominees, which are specified in a charter adopted by us, generally provides that persons to be nominated:

•	should have demonstrated notable or significant achievements in business, education or public service;

•

should possess the requisite intelligence, education and experience to make a significant contribution to the board of directors and bring a range of skills, diverse perspectives and backgrounds to its deliberations; and

•	should have the highest ethical standards, a strong sense of professionalism and intense dedication to serving the interests of the shareholders.

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

Under the Nasdaq listing standards, we are required to have a compensation committee composed entirely of independent directors. Our board of directors has determined that each of Messrs. Helm, Jacobs and Bishnoi are independent. We have adopted a compensation committee charter, which details the principal functions of the compensation committee, including:

•

reviewing and approving on an annual basis the corporate goals and objectives relevant to our President, Chief Financial Officer and Chief Operating Officer, evaluating our President’s, Chief Financial Officer’s and Chief Operating Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our President, Chief Financial Officer and Chief Operating Officer based on such evaluation;

•	reviewing and approving the compensation of all of our other Section 16 officers;

•	reviewing our executive compensation policies and plans;

•	implementing and administering our incentive compensation equity-based remuneration plans;

•	assisting management in complying with our proxy statement and annual report disclosure requirements;

•	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our officers and employees;

•	producing a report on executive compensation to be included in our annual proxy statement; and

•	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

The charter also provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, legal counsel or other adviser and will be directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by the Nasdaq and the SEC.

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

Conflicts of Interest

Under Cayman Islands law, directors and officers owe the following fiduciary duties:

•	duty to act in good faith in what the director or officer believes to be in the best interests of the company as a whole;

•	duty to exercise powers for the purposes for which those powers were conferred and not for a collateral purpose;

•	directors should not improperly fetter the exercise of future discretion;

•	duty not to put themselves in a position in which there is a conflict between their duty to the company and their personal interests; and

•	duty to exercise independent judgment.

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

•

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

•

Our sponsor subscribed for founder shares prior to the date of our initial public offering and purchased private placement warrants in a transaction that will close simultaneously with the closing of our initial public offering.

•

Our initial shareholders and each member of our management team have entered into an agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any founder shares and public shares held by them in connection with (i) the completion of our initial business combination and (ii) a shareholder vote to approve an amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 18 months from the closing of our initial public offering (or up to 24 months, if we extend the time to complete a business combination) or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares. Additionally, our initial shareholders have agreed to waive their rights to liquidating distributions from the trust account with respect to its founder shares if we fail to complete our initial business combination within the prescribed time frame. If we do not complete our initial business combination within the prescribed time frame, the private placement warrants will expire worthless. Except as described herein, our initial shareholders and our directors and officers have agreed not to transfer, assign or sell any of their founder shares until the earliest of (A) one year after the completion of our initial business combination or (B) subsequent to our initial business combination, (x) if the closing price of our Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share subdivisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after our initial business combination, or (y) the date on which we complete a liquidation, merger, share exchange or other similar transaction that results in all of our public shareholders having the right to exchange their ordinary shares for cash, securities or other property. Any permitted transferees would be subject to the same restrictions and other agreements of our initial shareholders and our directors and officers with respect to any founder shares. Except as described herein, the private placement warrants will not be transferable until 30 days following the completion of our initial business combination. Because each of our officers and director nominees will own ordinary shares or warrants directly or indirectly, they may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination.

•

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

•

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

•

Energy Spectrum manages several investment vehicles. Funds that are managed by Energy Spectrum or their affiliates may compete with us for acquisition opportunities. If these funds decide to pursue any such opportunity, we may be precluded from procuring such opportunities. In addition, investment ideas generated within Energy Spectrum may be suitable for both us and for a current or future Energy Spectrum fund and may be directed to such investment vehicle rather than to us. Neither Energy Spectrum nor members of our management team who are also employed by Energy Spectrum have any obligation to present us with any opportunity for a potential business combination of which they become aware. Energy Spectrum and/or our management, in their capacities as officers or managing directors of Energy Spectrum or in their other endeavors, may be required to present potential business combinations to the related entities described above, current or future Energy Spectrum investment vehicles, or third parties, before they present such opportunities to us.

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

Furthermore, in no event will our sponsor or any of our existing officers or directors, or their respective affiliates, be paid by us any finder’s fee, consulting fee or other compensation prior to, or for any services they render in order to effectuate, the completion of our initial business combination. Further, (which is accrued in “Due to related party”) we also reimburse an affiliate of our sponsor for office space, secretarial and administrative services provided to us in the amount of $10,000 per month; provided, that upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS.

The following table sets forth information regarding the beneficial ownership of our ordinary shares as of March 28, 2023 based on information obtained from the persons named below, with respect to the beneficial ownership of our ordinary shares, by:

•	each person known by us to be the beneficial owner of more than 5% of our outstanding ordinary shares;

•	each of our executive officers and directors that beneficially owns our ordinary shares; and

•	all our executive officers and directors as a group.

The table below does not include the Class A ordinary shares and Class B ordinary shares underlying the private placement warrants held by our sponsor because these securities are not exercisable within 60 days of this Report.

	Class B Ordinary Shares		Class A Ordinary Shares
Name of Beneficial Owner (1)	Number of Shares Beneficially Owned	Approximate Percentage of Class (2)	Number of Shares Beneficially Owned	Approximate Percentage of Class (2)
ESGEN LLC (our sponsor) (3)	5,619,077	81.4%	—	—
Sea Otter Advisors LLC (4)	—	—	165,000	5.7%
Andrea Bernatova	—	—	—	—
Nader Daylami	—	—	—	—
James P. Benson	—	—	—	—
Michael C. Mayon	—	—	—	—
Sanjay Bishnoi	138,000	2%	—	—
Larry L. Helm	138,000	2%	—	—
Mark M. Jacobs	138,000	2%	—	—
All officers and directors as a group (7 individuals)	414,000	6%	—	—

(1)	Unless otherwise noted, the business address of each of the following individuals or entities is 5956 Sherry Lane, Suite 1400, Dallas, Texas 75225.
(2)

The ownership information is based on 2,896,555 Class A ordinary shares (which includes Class A ordinary shares that are underlying the units) 6,900,000 Class B ordinary shares outstanding as of March 28, 2023. Other than with respect to Sea Otter Advisors LLC, the company does not believe any redemptions were reflected in recent statements filed with the SEC pursuant to section 13(g) of the Exchange Act.

(3)

ESGEN LLC is the record holder of the Class B ordinary shares reported herein. James P. Benson, Michael C. Mayon and Andrea Bernatova are the managers of ESGEN LLC, and each of them disclaims beneficial ownership over any securities owned by ESGEN LLC in which he or she does not have any pecuniary interest.

(4)

Based on a Schedule 13D filed by Sea Otter Advisors LLC on March 13, 2023. Sea Otter Advisors LLC serves as the investment advisor to Sea Otter Trading LLC and has sole voting power and sole dispositive power over the Class A ordinary shares held thereby. The address of the business office of Sea Otter Advisors LLC and Sea Otter Trading LLC is 107 Grand St, 7th Floor, New York, New York 10013.

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

We currently maintain our executive offices at 5956 Sherry Lane, Suite 1400, Dallas, Texas 75225. The cost for our use of this space is included in the $10,000 per month fee we pay to an affiliate of our sponsor for office space, administrative and support services, (which is accrued in “Due to related party”).

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

On April 27, 2021, our sponsor agreed to loan us up to $300,000 to be used for a portion of the expenses of our initial public offering. We borrowed a total of $262,268. This loan was non-interest bearing, unsecured and due at the earlier of December 31, 2021 or the closing of our initial public offering. The loan was to be repaid upon the closing of our initial public offering out of the offering proceeds not held in the trust account. In connection with the closing of our initial public offering, we paid down $90,922 of the outstanding balance. As of December 31, 2022 and 2021, we had $171,346 outstanding under the promissory note.

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

If we anticipate that we may not be able to consummate our initial business combination within 18 months, we may, but are not obligated to, extend the period of time to consummate a business combination by an additional one month on six separate occasions (for a total of up to 24 months, to complete a business combination). Pursuant to the terms of our amended and restated memorandum and articles of association and the trust agreement entered into between us and Continental Stock Transfer & Trust Company on the date of our initial public offering, in order to extend the time available for us to consummate our initial business combination, we, upon five days advance notice prior to the applicable deadline, must deposit into the trust account for each one month extension (of which there may be no more than six such extensions) the lesser of $140,000 or $0.04 for each Class A ordinary share that is then-outstanding, on or prior to the date of the applicable deadline. Any such payments would be funded from the proceeds of a non-interest bearing loan between our sponsor and us. The terms in connection with any such loans have not yet been negotiated. If we complete our initial business combination, we would repay such loaned amounts out of the proceeds of the trust account released to us. The letter agreement with our initial shareholders contains a provision pursuant to which our sponsor has agreed to waive its right to be repaid for such loans in the event that we do not complete a business combination. In the event that we determine to effect an extension, we intend to issue a press release announcing such intention at least five days prior to the applicable deadline. In addition, we intend to issue a press release the day after the applicable deadline announcing whether or not the funds had been timely deposited. Our sponsor and their affiliates or designees are not obligated to enter into any such loan agreement with us that would allow us to fund the trust account to extend the time for us to complete our initial business combination.

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

Policy for Approval of Related Party Transactions

The audit committee of our board of directors has adopted a charter, providing for the review, approval and/or ratification of “related party transactions,” which are those transactions required to be disclosed pursuant to Item 404 of Regulation S-K as promulgated by the SEC, by the audit committee. At its meetings, the audit committee shall be provided with the details of each new, existing, or proposed related party transaction, including the terms of the transaction, any contractual restrictions that the company has already committed to, the business purpose of the transaction, and the benefits of the transaction to the company and to the relevant related party. Any member of the committee who has an interest in the related party transaction under review by the committee shall abstain from voting on the approval of the related party transaction, but may, if so requested by the chairperson of the committee, participate in some or all of the committee’s discussions of the related party transaction. Upon completion of its review of the related party transaction, the committee may determine to permit or to prohibit the related party transaction.

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

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements, reviews of our quarterly financial statements and services that are normally provided by our independent registered public accounting firm in connection with statutory and regulatory filings. The aggregate fees billed by BDO for audit fees, inclusive of required filings with the SEC for the year ended December 31, 2022 and for the period from April 19, 2021 (inception) through December 31, 2021, and of services rendered in connection with our initial public offering, totaled $85,300 and $239,750, respectively.

Audit-Related Fees. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our year-end financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultation concerning financial accounting and reporting standards. We did not pay BDO any audit-related fees during the year ended December 31, 2022 and for the period from April 19, 2021 (inception) through December 31, 2021.

Tax Fees. Tax fees consist of fees billed for professional services relating to tax compliance, tax planning and tax advice. We did not pay BDO any tax fees during the year ended December 31, 2022 and for the period from April 19, 2021 (inception) through December 31, 2021.

All Other Fees. All other fees consist of fees billed for all other services. We did not pay BDO any other fees during the year ended December 31, 2022 and for the period from April 19, 2021 (inception) through December 31, 2021.

PART IV

ITEM 15. EXHIBIT AND FINANCIAL STATEMENT SCHEDULES.

The following documents are filed as part of this Form 10-K:

(1) Financial Statements: Our financial statements are listed in the “Index to Financial Statements” on page F-1.

(2) Financial Statement Schedules: None.

(3) Exhibits

We hereby file as part of this Report the exhibits listed in the attached Exhibit Index. Copies of such material can also be obtained on the SEC website at www.sec.gov.

Exhibit No.	Description

3.1	Amended and Restated Memorandum and Articles of Association (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on October 25, 2021).

3.2	Amendment to the Amended and Restated Articles of Association (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on January 20, 2023)

4.1	Description of the Registrant’s Securities (incorporated by reference to Exhibit 4.1 to the Registrant’s Annual Report on Form 10-K filed on April 1, 2022).

4.2	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1 filed on September 28, 2021).

4.3	Specimen Class A Ordinary Share Certificate (incorporated by Reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-1 filed on September 28, 2021).

4.4	Specimen Warrant Certificate (incorporated by Reference to Exhibit 4.3 to the Registrant’s Registration Statement on Form S-1 filed on September 28, 2021).

4.5	Warrant Agreement between Continental Stock Transfer & Trust Company and the Registrant (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on October 25, 2021).

10.1	Investment Management Trust Agreement between Continental Stock Transfer & Trust Company and the Registrant (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on October 25, 2021).

10.2	Registration and Shareholder Rights Agreement among the Registrant, the Sponsor and the Holders signatory thereto (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on October 25, 2021).

10.3	Form of Private Placement Warrants Purchase Agreement between the Registrant, the Sponsor and the Salient Client Accounts (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on October 25, 2021).

10.4	Form of Indemnity Agreement (incorporated by Reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form S-1 filed on September 28, 2021).

10.5	Administrative Services Agreement between the Registrant and the Sponsor (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on October 25, 2021).

10.6	Promissory Note, dated as of April 27, 2021, between the Registrant and the Sponsor (incorporated by Reference to Exhibit 10.6 to the Registrant’s Registration Statement on Form S-1 filed on September 28, 2021).

10.7	Securities Subscription Agreement, dated April 27, 2021, between the Registrant and the Sponsor (incorporated by Reference to Exhibit 10.7 to the Registrant’s Registration Statement on Form S-1 filed on September 28, 2021).

10.8	Form of Securities Subscription Agreement between the Registrant and the Salient Client Accounts (incorporated by Reference to Exhibit 10.8 to the Registrant’s Registration Statement on Form S-1 filed on September 28, 2021).

10.9	Letter Agreement between the Registrant, the Sponsor and each director of the Registrant (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed on October 25, 2021).

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	Interactive data file set for the financial statements and accompanying notes contained in this Report (formatted as Inline XBRL).

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith
**	Furnished herewith

ITEM 16. FORM 10–K SUMMARY.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this date of March 31, 2023.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on March 31, 2023.

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
Dallas, Texas
Opinion on the Financial Statements
We have audited the accompanying balance sheets of ESGEN Acquisition Corporation (the “Company”) as of December 31, 2022, and 2021, the related statements of operations, changes in redeemable ordinary shares and shareholders’ deficit, and cash flows for the year ended December 31, 2022 and for the period from April 19, 2021 (inception) through December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for the year ended December 31, 2022, and for the period from April 19, 2021 (inception) through December 31, 2021
,
in conformity with accounting principles generally accepted in the United States of America.
Going Concern Uncertainty
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company does not have sufficient cash and working capital to sustain its operations and the Company’s ability to execute its business plan is dependent upon its completion of the proposed business combination described in Note 1 to the financial statements. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of financial statements. We believe that our audits provide a reasonable basis for our opinion.
/s/ BDO USA, LLP
We have served as the Company’s auditor since 2021.
March 31, 2023
New York, New York

ESGEN ACQUISITION CORPORATION
BALANCE SHEETS

	December 31, 2022	December 31, 2021
Assets
Cash	$614,767	$1,323,903
Prepaid expense	31,110	550,434

Total current assets	645,877	1,874,337
Prepaid expense—noncurrent	—	26,081
Marketable securities held in Trust Account	285,506,568	281,522,137

Total assets	$286,152,445	$283,422,555

Liabilities, Redeemable Ordinary Shares and Shareholders’ Deficit
Accrued offering costs and expenses	$1,866,992	$411,416
Due to related party	144,193	24,193
Promissory note—related party	171,346	171,346

Total current liabilities	2,182,531	606,955
Warrant liabilities	796,224	13,976,160
Deferred underwriter’s fee payable	9,660,000	9,660,000

Total liabilities	$12,638,755	$24,243,115

Commitment and Contingencies
Class A ordinary shares subject to possible redemption, $0.0001 par value; 27,600,000 shares at a redemption value of $10.34 and $10.20, respectively	285,506,568	281,520,000
Shareholders’ Deficit:
Preferred share s , $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Class A share s , $0.0001 par value; 250,000,000 shares authorized; none issued or outstanding (excluding 27,600,000 shares subject to possible redemption)	—	—
Class B share s , $0.0001 par value; 25,000,000 shares authorized; 6,900,000 shares issued and outstanding	690	690
Accumulated deficit	(11,993,568)	(22,341,250)

Total shareholders’ deficit	(11,992,878)	(22,340,560)

Total Liabilities, Redeemable Ordinary Shares and Shareholders’ Deficit	$286,152,445	$283,422,555

The accompanying notes are an integral part of these financial statements.

ESGEN ACQUISITION CORPORATION
STATEMENTS OF OPERATIONS

	Year Ended December 31,	For the Period from April 19, 2021 (Inception) through December 31,
	2022	2021
Legal and professional fees	$1,913,373	$—
Formation	—	618,884
Insurance	528,861	107,221
Other operating costs	267,883	25,735
Operating cost—related party	120,000	24,193

Loss from operations	(2,830,117)	(776,033)
Other income (expense):
Change in fair value of warrants liabilities	13,179,936	10,944,240
Investment income on marketable securities held in Trust Account	3,984,431	2,137
Warrant issuance costs	—	(710,081)

Total other income, net	17,164,367	10,236,296

Net income	$14,334,250	$9,460,263

Basic and diluted weighted average shares outstanding of Class A ordinary shares	27,600,000	7,546,875

Basic and diluted net income per share, Class A	$0.44	$1.96

Basic and diluted weighted average shares outstanding of Class B ordinary shares	6,900,000	6,684,375

Basic and diluted net income (loss) per share, Class B	$0.30	$(0.80)

The accompanying notes are an integral part of these financial statements.

ESGEN ACQUISITION CORPORATION
STATEMENTS OF CHANGES IN REDEEMABLE ORDINARY SHARES AND SHAREHOLDERS’ DEFICIT
FOR THE YEAR ENDED DECEMBER 31, 2022 AND
FOR THE PERIOD FROM APRIL 19, 2021 (INCEPTION) THROUGH DECEMBER 31, 2021

	Class A Ordinary share subject to possible redemption		Class B Ordinary share		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance as of April 19, 2021 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of founder shares	—	—	6,900,000	690	24,310	—	25,000
Sale of founder shares to Salient Client Accounts	—	—	—	—	2,698	—	2,698
Proceeds of public offering (net of allocations and costs)	27,600,000	248,427,879	—	—	—	—	—
Excess proceeds over fair value of private warrants	—	—	—	—	1,263,600	—	1,263,600
Accretion of ordinary share subject to possible redemption	—	33,092,121	—	—	(1,290,608)	(31,801,513)	(33,092,121)
Net income	—	—	—	—	—	9,460,263	9,460,263

Balance as of December 31, 2021	27,600,000	$281,520,000	6,900,000	$690	$—	$(22,341,250)	$(22,340,560)
Accretion of ordinary shares subject to possible redemption	—	3,986,568	—	—	—	(3,986,568)	(3,986,568)
Net income	—	—	—	—	—	14,334,250	14,334,250

Balance as of December 31, 2022	27,600,000	$285,506,568	6,900,000	$690	$—	$(11,993,568)	$(11,992,878)

The accompanying notes are an integral part of these financial statements.

ESGEN ACQUISITION CORPORATION
STATEMENTS OF CASH FLOWS

	For the year ended December 31, 2022	For the Period From April 19, 2021 (Inception) Through December 31, 2021
Cash flows from operating activities:
Net income	$14,334,250	$9,460,263
Adjustments to reconcile net income to net cash provided by (used) in operating activities:
Formation and operating costs paid by the Sponsor	—	18,356
Change in fair value of warrant liabilities	(13,179,936)	(10,944,240)
Warrant issuance costs	—	710,081
Changes in operating assets and liabilities:
Prepaid expenses	545,405	(576,515)
Accrued offering costs and expenses	1,455,576	371,704
Due to related party	120,000	24,193

Net cash provided by (used in) operating activities	3,275,295	(936,158)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	—	(281,520,000)
Reinvestment of marketable securities held in Trust Account	(3,984,431)	(2,137)
Net cash used in investing activities	(3,984,431)	(281,522,137)
Cash flows from financing activities:
Proceeds from initial public offering, net of underwriters fees payable	—	270,480,000
Proceeds from sale of founder shares to Salient Client Accounts	—	2,698
Proceeds from private placement warrants	—	14,040,000
Repayment of a loan from related party	—	(90,922)
Payment of other offering costs	—	(649,578)

Net cash provided by financing activities	—	283,782,198

Net change in cash	(709,136)	1,323,903
Cash, beginning of the period	1,323,903	—

Cash, end of the period	$614,767	$1,323,903

Supplemental disclosure of cash flow information:
Change in value of Class A ordinary shares subject to possible redemption	$3,986,568	$—
Deferred underwriting fee	$—	$9,660,000
Deferred offering cost included in accrued offering costs and expenses	$—	$39,712
Deferred offering costs paid through issuance of promissory note	$—	$152,990
Formation and operating costs paid by Sponsor through issuance of promissory note	$—	$18,356
Deferred offering cost paid by Sponsor in exchange for issuance of founder shares	$—	$25,000

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
As of December 31, 2022, the Company had not commenced any operations. All activity for the period from April 19, 2021 (inception) through December 31, 2022, relates to the Company’s formation and the initial public offering (“Public Offering” or “IPO”) described below and since the closing of the IPO, the search for a prospective initial business combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating
income in the form of interest income on cash and cash equivalents from the proceeds derived from the Public Offering (as defined below).
The Company’s sponsor is ESGEN LLC, a Delaware limited liability company (the “Sponsor”).
The registration statement for the Company’s IPO was declared effective on October 19, 2021. On October 22, 2021, the Company consummated its IPO of 27,600,000 units (the “Units” and, with respect to the ordinary shares included in the Units being offered, the “Public Shares”) at $10.00 per Unit (which included the full exercise of the underwriters’ over-allotment option), which is discussed in Note 3 and the sale of 14,040,000 warrants (the “Private Placement Warrants”) each exercisable to purchase one Class A ordinary share at $11.50 per share, at a price of $1.00 per Private Placement Warrant in a private placement to the Sponsor that closed simultaneously with the Public Offering.
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
The Company has until April 22, 2023, with the extension as described below, to consummate the initial Business Combination. If the Company has not consummated the initial Business Combination within the Combination Period, the Company will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at aper-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its income taxes, if any (less up
t
o $100,000
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
On January 18, 2023, the Company’s shareholders voted to amend the Company’s amended and restated memorandum and articles of association (the “Extension Proposal”) to extend from January 22, 2023 to April 22, 2023 (the “Extended Date”) the date (the “Termination Date”) by which the Company must mandatorily liquidate the Company. In connection with the vote to approve the Extension Proposal, the holders of 24,703,445 Class A ordinary shares of ESGEN properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.35 per share, for an aggregate redemption amount of $255,875,757.
Additionally, in the event that the Company has not consummated an initial business combination by the Extended Date, the Board may extend the Termination Date up to six times, each by one additional month (for a total of up to six additional months to complete a business combination) (each, an “Additional Extension Date”), provided that the Company deposits into the Trust Account for each Additional Extension Date the lesser of (a) $140,000 or (b) $0.04 for each Public Share that is then-outstanding.
The Sponsor and each member of the management team have entered into an agreement with the Company, pursuant to which they have agreed to (i) waive their redemption rights with respect to their Founder Shares; (ii) waive their redemption rights with respect to their Founder Shares and public shares in connection with a shareholder vote to approve an amendment to the Company’s amended and restated memorandum and articles of association (A) that would modify the substance or timing of the Company’s obligation to provide holders of the Class A ordinary shares the right to have their shares redeemed in connection with the initial Business Combination or to redeem 100% of the public shares if the Company does not complete its initial Business Combination within 15 months from the closing of the Public Offering (or up to 21 months, if we extend the time to complete a business combination) or (B) with respect to any other provision relating to the rights of holders of the Company’s Class A ordinary shares and (iii) waive their rights to liquidating distributions from the Trust Account with respect to any Founder Shares they hold if the Company fails to consummate an initial business combination within Combination Period.
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
Risks and Uncertainties
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
The credit and financial markets have experienced extreme volatility and disruptions due to the current conflict between Ukraine and Russia. The conflict is expected to have further global economic consequences, including but not limited to the possibility of severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in inflation rates and uncertainty about economic and political stability. In addition, the United States and other countries have imposed sanctions on Russia which increases the risk that Russia, as a retaliatory action, may launch cyberattacks against the United States, its government, infrastructure and businesses. Any of the foregoing consequences, including those we cannot yet predict, may cause our business, financial condition, results of operations and the price of our ordinary shares to be adversely affected.
Going Concern
As of December 31, 2022, the Company had $614,767 in cash held outside of the Trust Account and owes $1,866,992 in accrued offering costs and expenses and an additional
$315,539 to related parties. The Company anticipates that the cash held outside of the Trust Account as of December 31, 2022 will not be sufficient to allow the Company to operate for at least the next 12 months from the issuance of the financial statements, assuming that a Business Combination is not consummated during that time. The Company has incurred and expects to continue to incur significant costs in pursuit of its acquisition plans.
In connection with the Company’s assessment of going concern considerations in accordance with ASC Subtopic
205-40,
“Presentation of Financial Statements – Going Concern”, the Company has until April 22, 2023 (as extended) to consummate a Business Combination. If a Business Combination is not consummated by this date and an extension not obtained, there will be a mandatory liquidation and subsequent dissolution of the Company. Although the Company intends to consummate a Business Combination on or before April 22, 2023 (as extended), it is uncertain whether the Company will be able to consummate a Business Combination by this time. Management has determined that the mandatory liquidation, should a Business Combination not occur, and an extension is not obtained, as well as the potential for us to have insufficient funds available to operate our business prior to a Business Combination, raises substantial doubt about the Company’s ability to continue as a going concern.

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
Emerging Growth Company Status
The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies.
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

Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of December 31, 2022 and 2021, respectively.
Marketable Securities Held in Trust Account
Substantially all of the assets held in the Trust Account were held in U.S. Money Market Funds. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in investment income on marketable securities held in Trust Account in the accompanying statement of operations. The estimated fair values of investments held in Trust Account are determined using available market information.

Offering Costs Associated with Initial Public
Offering
The Company complies with the requirements of ASC Topic
340-10-S99-1
“Other Assets and Deferred Costs,” and SEC Staff Accounting Bulletin Topic 5A, “Expenses of Offering”. Offering costs consist of legal, accounting, underwriting and other costs incurred through the balance sheet date that are related to the Public Offering. Offering costs are charged against the carrying value of the ordinary shares or the statements of operations based on the relative value of the ordinary shares and the Public Warrants to the proceeds received from the Units sold upon the completion of the Initial Public Offering. Offering costs amounted to
$16,138,202 and of this, $15,428,121 was charged to temporary equity and $710,081 was deemed allocable to the warrants and charged to expense upon the completion of the IPO.
Fair Value Measurement
The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the balance sheet, primarily due to its short-term nature.
Fair value is defined as the price that would be received for sale of an asset o
r paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The Company’s financial instruments are classified as either Level 1, Level 2 or Level 3. These tiers include:

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

Derivative Financial Instruments
The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging”. The Company’s derivative instruments are recorded at fair value on the balance sheet with changes in the fair value reported in the statement
s
of operations. Derivative assets and liabilities are classified on the balance sheets as current or non-current
based on whether or not
net-cash
settlement or conversion of the instrument could be required within 12 months of the balance sheet date.
Warrant Liability
The Company accounts for the Public and Private Placement warrants issued in connection with the Public Offering in accordance with the guidance contained in ASC Topic
815-40
and ASC Topic 480. Such guidance provides that because the warrants do not meet the criteria for equity treatment thereunder, each warrant must be recorded as a liability. Accordingly, the Company will classify each warrant as a liability at its fair value. This liability is subject to re-measurement
at each balance sheet date. With each such
re-measurement,
the warrant liability will be adjusted to fair value, with the change in fair value recognized in the Company’s statements of operations.

Net Income (loss) Per Ordinary Share
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
The earnings per share presented in the statements of operations is based on the following:

	Year Ended December 31, 202 2	For the Period from April 19, 2021 (Inception) through December 31, 2021
Net income	$14,334,250	$9,460,263
Accretion of temporary equity to redemption value	(3,984,431)	(33,092,121)

Net income (loss) including accretion of temporary equity to redemption value	$10,349,819	$(23,631,858)

	Year Ended December 31, 2022		For the Period from April 19, 2021 (Inception) Through December 31, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per share
Numerator:
Allocation of net income (loss) including accretion of temporary equity	$8,279,855	$2,069,964	$(18,310,230)	$(5,321,628)
Allocation of accretion of temporary equity to redemption value	3,984,431	—	33,092,121	—

Allocation of net income (loss)	$12,264,286	$2,069,964	$14,781,891	$(5,321,628)

Denominator:
Weighted-average shares outstanding	27,600,000	6,900,000	7,546,875	6,685,214
Basic and diluted net income (loss) per share	$0.44	$0.30	$1.96	$(0.80)
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
Class A Ordinary Shares Subject to Possible Redemption
The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480. Class A ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholder’s equity. The Company’s Class A ordinary shares sold in the IPO feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events.

The Company has made a policy election in accordance with ASC
480-10-S99-3A
and will recognize changes in redemption value in additional paid-in
capital (or accumulated deficit in the absence of additional paid-in
capital) immediately as they occur. The Company recorded accretion of $3,986,568 in accumulated deficit for the year ended December 31, 2022 and for the period from April 19, 2021 (inception) through December 31, 2021, the Company recorded accretion of $1,290,608 in additional paid-in
capital and $31,801,513 was recorded in accumulated deficit.
Income Taxes
The Company accounts for income taxes under ASC Topic 740, “Income Taxes”.
ASC Topic 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC Topic 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized.
ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of December 31, 2022 and 2021.
The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with Cayman income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s financial statements. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of December 31, 2022 and 2021, there were no unrecognized tax benefits and no amounts were accrued for the payment of interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.
U.S. taxation could be imposed if the Company is engaged in a U.S. trade or business. The Company is not expected to be treated as engaged in a U.S. trade or business at this time. Additionally, given the nature of the investment income generated from the funds held in the Trust Account, it is not subject to tax withholdings in the U.S. Moreover, the Company determined that no income tax liability would arise from any other jurisdictions outside of the Cayman Islands. Consequently, income taxes are not reflected in the Company’s financial statements.
Recent Accounting Pronouncements
In August 2020, the FASB issued Accounting Standards Update (“ASU”)
2020-06,
“Debt—Debt with Conversion and Other Options (Subtopic
470-20)
and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic
815-40)”,
(“ASU2020-06”)
to simplify accounting for certain financial instruments.
ASU2020-06
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
ASU2020-06
amends the diluted earnings per share guidance, including the requirement to use the if-converted
method for all convertible instruments. As a smaller reporting company,
ASU2020-06
is effective January 1, 2024 for fiscal years beginning after December 15, 2023 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company is currently assessing the impact, if any, that
ASU2020-06
would have on its financial position, results of operations or cash flows. The Company has not adopted this guidance as of December 31, 2022.
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
All of the 27,600,000
Class A ordinary shares sold as part of the Units in the IPO contain a redemption feature which allows for the redemption of such public shares in connection with the Company’s liquidation, if there is a shareholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s certificate of incorporation. In accordance with the guidance in ASC Topic 480 and with the SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC Topic
480-10-S99,
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
paid-in
capital and accumulated deficit.
As of December 31, 2022 and 2021, the ordinary shares reflected on the balance sheets are reconciled in the following table:

Gross proceeds	$276,000,000
Less:
Proceeds allocated to Public Warrants	(12,144,000)
Class A ordinary share issuance costs	(15,428,121)
Plus:
Accretion of carrying value to redemption value	33,092,121

Class A ordinary shares subject to possible redemption as of December 31, 2021	$281,520,000
Accretion of carrying value to redemption value	3,986,568

Class A ordinary shares subject to possible redemption as of December 31, 2022	$285,506,568

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
On September 10, 2021, the Sponsor transferred 115,000 Class B ordinary shares to each of its three independent directors. Additionally, on September 27, 2021, the Company sold 831,393 Class B ordinary shares to the Salient Client Accounts at a price of approximately $0.004 per share. As of December 31, 2022, the Sponsor held 4,573,607 Class B ordinary shares.
The initial shareholders and each member of the management team have entered into an agreement with the Company, pursuant to which they have agreed to (i) waive their redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of the Business Combination; (ii) waive their redemption rights with respect to their Founder Shares and Public Shares in connection with a shareholder vote to approve an amendment to the amended and restated memorandum and articles of association (A) that would modify the substance or timing of the Company’s obligation to provide holders of the Class A ordinary shares the right to have their shares redeemed in connection with the Business Combination or to redeem 100% of the Company’s public shares if it does not complete the Business Combination within 15 months from the closing of the Public Offering (or up to 21 months, if extended) to complete a Business Combination or (B) with respect to any other provision relating to the rights of holders of the Class A ordinary shares and (iii) waive their rights to liquidating distributions from the Trust Account with respect to any Founder Shares they hold if the Company fails to consummate an Business Combination within 15 months from the closing of this offering (or up to 21 months, if extended) to complete a Business Combination as described in the prospectus (although they will be entitled to liquidating distributions from the Trust Account with respect to any Public Shares they hold if the Company fails to complete the Business Combination within the prescribed time frame). If the Company seeks shareholder approval, it will complete the Business Combination only if it is approved by an ordinary resolution or such higher approval threshold as may be required by Cayman Islands law and pursuant to the amended and restated memorandum and articles of association. In such case, the initial shareholders and each member of the management team have agreed to vote their Founder Shares and Public Shares in favor of the Business Combination.
Promissory Note — Related Party
On April 27, 2021, the Sponsor agreed to loan the Company up to $300,000 to be used for a portion of the expenses of the Public Offering. The Company borrowed a total of $262,268. This loan was non-interest
bearing, unsecured and due at the earlier of December 31, 2021 or the closing of the Public Offering. The loan was to be repaid upon the closing of the Public Offering out of the offering proceeds not held in the Trust Account. In connection with the closing of the Public Offering, the Company paid down $90,922 of the outstanding balance. As of December 31, 2022 and 2021, the Company had $171,346 outstanding under the promissory note.
Working Capital Loans
In order to finance transaction costs in connection with an intended Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes the initial Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants. As of December 31, 2022 and 2021, the Company had no borrowings under the Working Capital Loans.
Office Space, Secretarial and Administrative Services
Through the earlier of consummation of the initial Business Combination and the liquidation, the Company incurs
$10,000
per month for office space, utilities, secretarial support and administrative services provided by the Sponsor. For the year ended December 31, 2022 and for the period from April 19, 2021 (inception) through December 31, 2021, the Company has incurred
$120,000 and $24,193,
respectively. No amounts have been paid for these services. As of December 31, 2022 and 2021, the Company reported on the balance sheets $120,000 and $24,193, respectively, pursuant to this agreement, in “Due to related party”.
Note 6 — Prepaid Expenses
The Company’s prepaid expenses as of December 31, 2022 and 2021 primarily consisted of insurance.

	December 31, 2022	December 31, 2021
	Current	Current	Non-current
Prepaid insurance	$26,081	$528,861	$26,081
Other prepaid expenses	5,029	21,573	—

	$31,110	$550,434	$26,081

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
Underwriting Agreement
The Company granted the underwriters a
45-day
option to purchase up to 3,600,000
additional Units to cover over-allotments, if any, at the Public Offering price less the underwriting commission. The underwriters exercised the full over-allotment at the consummation of the Public Offering on October 22, 2021.
The underwriters earned an underwriting commission of two percent
(2%) of the gross proceeds of the Public Offering, or $5,520,000, which was paid in cash at closing of the offering.
Additionally, the underwriters are entitled to a deferred underwriting commission

of 3.5% of the gross proceeds of the Public Offering upon the completion of the Company’s initial Business Combination.
Note 8 — Warrant Liabilities
The Company accounts for the 27,840,000 warrants issued in connection with the Public Offering (13,800,000 Public Warrants and 14,040,000 Private Placement Warrants) in accordance with the guidance contained in
ASC Topic 815
-40.
Such guidance provides that because the warrants do not meet the criteria for equity treatment thereunder, each warrant must be recorded as a liability. Accordingly, the Company will classify each warrant as a liability at its fair value. This liability is subject to remeasurement at each balance sheet date.
With each such remeasurement, the warrant liabilities will be adjusted to fair value, with the change in fair value recognized in the Company’s statements of operations.
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
The accounting treatment of derivative financial instruments requires that the Company record a derivative liability upon the closing of the IPO. Accordingly, the Company has classified each warrant as a liability at its fair value and the warrants were allocated a portion of the proceeds from the issuance of the Units equal to its fair value determined by a Black Scholes model. This liability is subject to re-measurement at each balance sheet date. With each such re-measurement,
the warrant liabilities will be adjusted to fair value, with the change in fair value recognized in the Company’s statement of operations. The Company will reassess the classification at each balance sheet date. If the classification changes as a result of events during the period, the warrants will be reclassified as of the date of the event that causes the reclassification.
Note 9 — Recurring Fair Value Measurements
As of December 31, 2022 and 2021, investments held in the Trust Account are determined by Level 1 inputs utilizing quoted prices (unadjusted) in active markets for identical assets.
The Company’s Public Warrants are traded on the Nasdaq. As such, the Public Warrant valuation is based on unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access. The fair value of the Public Warrant liabilities is classified within Level 1 of the fair value hierarchy.
At December 31, 2022, the Company considers the Private Warrants to be economically equivalent to the Public Warrants. As such, the valuation of the Public Warrants was used to value the Private Warrants. The fair value of the Private Warrant liabilities is classified within Level 2 of the fair value hierarchy.
At December 31, 2021, the Company’s Private Warrant liabilities is based on a valuation model utilizing management judgment and pricing inputs from observable and unobservable markets with less volume and transaction frequency than active markets. Significant deviations from these estimates and inputs could result in a material change in fair value. The fair value of the Private Warrant liabilities is classified within Level 3 of the fair value hierarchy.

The following tables presents fair value information as of December 31, 2022 and 2021 of the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

December 31, 2022	Level 1	Level 2	Level 3	Total
Assets:
Marketable securities held in Trust Account	$285,506,568	$—	$—	$285,506,568
Liabilities:
Public Warrants	$394,680	$—	$—	$394,680
Private Warrants	—	401,544	—	401,544

Total liabilities	$394,680	$401,544	$—	$796,224

December 31, 2021	Level 1	Level 2	Level 3	Total
Assets:
Marketable securities held in Trust Account	$281,522,137	$—	$—	$281,522,137
Liabilities:
Public Warrants	$6,900,000	$—	$—	$6,900,000
Private Warrants	—	—	7,076,160	7,076,160

Total liabilities	$6,900,000	$—	$7,076,160	$13,976,160

The following table provides a summary of the changes in the fair value of the Company’s Level 3 financial instruments that are measured at fair value on a recurring basis:

	Private Placement Warrants	Public Warrants	Warrant Liabilities
Warrant liabilities – initial measurement	$12,776,400	$12,144,000	$24,920,400
Change in fair value of warrant liabilities	(5,700,240)	(5,244,000)	(10,944,240)
Transfer to Level 1	—	(6,900,000)	(6,900,000)

Warrant liabilities at December 31, 2021	$7,076,160	$—	$7,076,160
Change in fair value of warrant liabilities	(5,812,560)	—	(5,812,560)
Transfer to Level 2	(1,263,600	—	(1,263,600)

Warrant liabilities at December 31, 2022	$—	$—	$—

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 fair value measurement during the period April 19, 2021 (Inception) through December 31, 2021 after the Public Warrants were separately listed and traded. The estimated fair value of the Private Placement Warrants transferred from a Level 3 measurement to a Level 2 fair value measurement during the year ended December 31, 2022 due to the use of an observable market quote for a similar asset in an active market.
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
Note 10 — Shareholders’ Deficit
Preference shares
—The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 and with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2022 and 2021, there were no
preference shares issued or outstanding.
Class
 A ordinary shares
—The Company is authorized to issue 250,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of December 31, 2022 and 2021, there were no Class A ordinary shares issued or outstanding other than the 27,600,000 Class A ordinary shares subject to possible redemption that are accounted for outside of the shareholder’s deficit section of our balance sheets.
Class
 B ordinary shares
—The Company is authorized to issue 25,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders are entitled to one vote for each share of Class B ordinary shares. As of December 31, 2022 and 2021, there were 6,900,000 Class B ordinary shares issued and outstanding. Of the 6,900,000 Class B ordinary shares, up to 900,000 shares were subject to forfeiture to the Company for no consideration to the extent that the underwriter’s over-allotment option was not exercised in full or in part, so that the initial shareholders will collectively own

20
% of the Company’s issued and outstanding ordinary shares after the Public Offering. The underwriters exercised their full over-allotment on October 22, 2021.
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
Note 11 — Subsequent Events
On January 18, 2023, the Company’s shareholders voted to amend the Company’s amended and restated memorandum and articles of association (the “Extension Proposal”) to extend from January 22, 2023 to April 22, 2023 (the “Extended Date”) the date (the “Termination Date”) by which the Company must mandatorily liquidate the
C
ompany.
Additionally, in the event that the Company has not consummated an initial business combination by the Extended Date, the Board may extend the Termination Date up to six times, each by one additional month (for a total of up to six additional months to complete a business combination) (each, an “Additional Extension Date”), provided that the Company deposits into the Trust Account for each Additional Extension Date the lesser of (a) $140,000 or (b) $0.04 for each Public Share that is then-outstanding.

In connection with the vote to approve the Extension Proposal, the holders of 24,703,445 Class A ordinary shares of ESGEN properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.35 per share, for a
n aggregate
redemption amount of $255,875,757