Form 10-Q
period 2023-03-31
ESGEN Acquisition Corp
filed 2023-05-15
CIK 1865506

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report
Pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2023

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
As of May 15, 2023,
2,896,555 Class A ordinary shares, par value $0.0001, and 6,900,000 Class B ordinary shares, par value $0.0001, were issued and outstanding.

ESGEN ACQUISITION CORPORATION

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2023

Page
PART 1 – FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)	1
Condensed Balance Sheets as of March 31, 2023 and December 31, 2022	1
Condensed Statements of Operations for the three months ended March 31, 2023 and 2022	2
Condensed Statements of Changes in Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit for the three months ended March 31, 2023 and 2022	3
Condensed Statements of Cash Flows for the three months ended March 31, 2023 and 2022	4
Notes to Condensed Financial Statements	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	18
Item 3. Quantitative and Qualitative Disclosures about Market Risk	23
Item 4. Control and Procedures	24
PART II – OTHER INFORMATION	24
Item 1. Legal Proceedings	24
Item 1A. Risk Factors	24
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	25
Item 3. Defaults Upon Senior Securities	25
Item 4. Mine Safety Disclosures	25
Item 5. Other Information	25
Item 6. Exhibits	26
SIGNATURES	27

i

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
ESGEN ACQUISITION CORPORATION
CONDENSED BALANCE SHEETS
(UNAUDITED)

	March 31, 2023	December 31, 2022
Assets
Current assets:
Cash	$50,471	$614,767
Prepaid expense	37,025	31,110

Total current assets	87,496	645,877
Non-current assets:
Marketable securities held in Trust Account	30,919,043	285,506,568

Total assets	$31,006,539	$286,152,445

Liabilities, Redeemable Ordinary Shares and Shareholders’ Deficit
Current liabilities:
Accounts payable and accrued expenses	$3,063,779	$1,866,992
Due to related party	249,193	144,193
Promissory note—related party	171,346	171,346

Total current liabilities	3,484,318	2,182,531
Non-current liabilities:
Warrant liabilities	1,670,400	796,224
Deferred underwriters’ fee payable	9,660,000	9,660,000

Total liabilities	$14,814,718	$12,638,755

Commitment and Contingencies
Class A ordinary shares subject to possible redemption, $0.0001 par value; 2,896,555 and 27,600,000 shares at redemption value	30,919,043	285,506,568
Shareholders’ Deficit:
Preferred shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Class A shares, $0.0001 par value; 250,000,000 shares authorized; none issued or outstanding (excluding 2,896,555 and 27,600,000 shares subject to possible redemption)	—	—
Class B shares, $0.0001 par value; 25,000,000 shares authorized; 6,900,000 shares issued and outstanding	690	690
Accumulated deficit	(14,727,912)	(11,993,568)

Total shareholders’ deficit	(14,727,222)	(11,992,878)

Total Liabilities, Redeemable Ordinary Shares and Shareholders’ Deficit	$31,006,539	$286,152,445

The accompanying notes are an integral part of these unaudited condensed financial statements.

ESGEN ACQUISITION CORPORATION
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended March 31,
	2023	2022
Legal and professional fees	$1,368,841	$631,465
Insurance	16,530	130,404
Other operating costs	97,210	81,121
Operating cost—related party	30,000	30,000

Loss from operations	(1,512,581)	(872,990)

Other income (expense):
Interest income on marketable securities held in Trust Account	940,646	18,171
Change in fair value of warrant liabilities	(874,176)	6,735,360

Total other income, net	66,470	6,753,531

Net (loss) income	$(1,446,111)	$5,880,541

Basic and diluted weighted average shares outstanding of Class A ordinary shares	8,111,727	27,600,000
Basic and diluted net (loss) income per share, Class A	$(0.02)	$0.17
Basic and diluted weighted average shares outstanding of Class B ordinary shares	6,900,000	6,900,000
Basic and diluted net (loss) income per share, Class B	$(0.18)	$0.17
The accompanying notes are an integral part of these unaudited condensed financial statements.

ESGEN ACQUISITION CORPORATION
CONDENSED STATEMENTS OF CHANGES IN ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT (UNAUDITED)
FOR THE THREE MONTHS ENDED MA
R
CH 31, 2023

	Class A Ordinary share subject to possible redemption		Class B Ordinary share		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of December 31, 2022	27,600,000	$285,506,568	6,900,000	$690	$—	$(11,993,568)	$(11,992,878)
Accretion of ordinary shares subject to possible redemption	—	1,288,233	—	—	—	(1,288,233)	(1,288,233)
Redemption of Class A ordinary shares subject to possible redemption	(24,703,445)	(255,875,758)	—	—	—	—	—
Net loss	—	—	—	—	—	(1,446,111)	(1,446,111)

Balance as of March 31, 2023	2,896,555	$30,919,043	6,900,000	$690	$—	$(14,727,912)	$(14,727,222)

FOR THE THREE MONTHS ENDED MARCH 31, 2022

	Class A Ordinary share subject to possible redemption		Class B Ordinary share		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of December 31, 2021	27,600,000	$281,520,000	6,900,000	$690	$—	$(22,341,250)	$(22,340,560)
Accretion of ordinary shares subject to possible redemption	—	20,308	—	—	—	(20,308)	(20,308)
Net income	—	—	—	—	—	5,880,541	5,880,541

Balance as of March 31, 2022	27,600,000	$281,540,308	6,900,000	$690	$—	$(16,481,017)	$(16,480,327)

The accompanying notes are an integral part of these unaudited condensed financial statements.

ESGEN ACQUISITION CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net (loss) income	$(1,446,111)	$5,880,541
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Interest earned on cash held in Trust Account	—	(18,171)
Change in fair value of warrant liabilities	874,176	(6,735,360)
Changes in current assets and liabilities:
Prepaid expenses	(5,915)	97,696
Accrued expenses	1,196,787	507,475
Due to related party	105,000	30,000

Net cash provided by (used in) operating activities	723,937	(237,819)

Cash flows from investing activities:
Reinvestment of marketable securities held in Trust Account	(940,646)	—
Extension funding of trust account	(347,587)	—
Cash withdrawn from Trust Account in connection with redemption	255,875,758	—

Net cash provided by investing activities	254,587,525	—

Cash flows from financing activities:
Redemption of Class A common stock subject to possible redemption	(255,875,758)	—

Net cash used in financing activities	(255,875,758)	—

Net change in cash	(564,296)	(237,819)
Cash, beginning of the period	614,767	1,323,903

Cash, end of the period	$50,471	$1,086,084

Supplemental disclosure of cash flow information:
Change in value of Class A ordinary shares subject to possib l e redemption	$1,288,233	$—
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
As of March 31, 2023, the Company had not commenced any operations. All activity for the period from April 19, 2021 (inception) through March 31, 2023, relates to the Company’s formation and the initial public offering (“Public Offering” or “IPO”) described below and since the closing of the IPO, the search for a prospective initial business combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating
income in the form of interest income on cash and cash equivalents from the proceeds derived from the Public Offering (as defined below).
The Company’s sponsor is ESGEN LLC, a Delaware limited liability company (the “Sponsor”).
The registration statement for the Company’s IPO was declared effective on October 19, 2021. On October 22, 2021, the Company consummated its IPO of 27,600,000 units (the “Units” and, with respect to the ordinary shares included in the Units being offered, the “Public Shares”) at $10.00 per Unit and the sale of 14,040,000 warrants (the “Private Placement Warrants”) each exercisable to purchase one Class A ordinary share at $11.50 per share, at a price of $1.00 per Private Placement Warrant in a private placement to the Sponsor that closed simultaneously with the Public Offering.
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
Following the closing of the IPO on October 22, 2021, $281,520,000 ($10.20 per Unit) from the net proceeds sold in the IPO, including proceeds of the sale of the Private Placement Warrants, was deposited in a trust account (“Trust Account”) and is only be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule
2a-7
promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations.
Except with respect to interest or other income earned on the funds held in the Trust Account that may be released to the Company to pay its income taxes, if any, the amended and restated memorandum and articles of association, as discussed below and subject to the requirements of law and regulation, will provide that the proceeds from the Public Offering and the sale of the Private Placement Warrants held in the Trust Account will not be released from the Trust Account (1) to the Company, until the completion of the initial Business Combination, or (2) to the public shareholders, until the earliest of (a) the completion of the initial Business Combination, and then only in connection with those Class A ordinary shares that such shareholders properly elected to redeem, subject to the limitations described herein, (b) the redemption of any public shares properly tendered in connection with a shareholder vote to amend the amended and restated memorandum and articles of association (A) to modify the substance or timing of the Company’s obligation to provide holders of the Class A ordinary shares the right to have their shares redeemed in connection with the initial Business Combination or to redeem 100% of the public shares if the Company did not complete its initial Business Combination within 15 months (which was extended pursuant to shareholder approval of the Charter Amendment (as defined below)) from the closing of this offering (the “Combination Period”) or (B) with respect to any other provision relating to the rights of holders of the Class A ordinary shares, and (c) the redemption of the public shares if the Company has not consummated the Business Combination within Combination Period, subject to applicable law. Public shareholders who redeem their Class A ordinary shares in connection with a shareholder vote described in clause (b) in the preceding sentence shall not be entitled to funds from the Trust Account upon the subsequent completion of an initial Business Combination or liquidation if the Company has not consummated an initial Business Combination within Combination Period, with respect to such Class A ordinary shares so redeemed.
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
The Company has until May 22, 2023, unless extended with the extension as described in the following paragraph
below, to consummate the initial Business Combination. If the Company has not consummated the initial Business Combination within the Combination Period, the Company will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its income taxes, if any (less up to $100,000 of interest to pay winding up and dissolution expenses) divided by the number of the then-outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and its board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii), to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.
On January 18, 2023, the Company held an extraordinary general meeting of shareholders (the “Meeting”) to consider and vote upon, among other things, a proposal to amend the Company’s amended and restated memorandum and articles of association (the “Charter Amendment”) to (i) extend the date by which the Company must consummate its initial business combination (the “Termination Date”) from January 22, 2023 to April 22, 2023 and (ii) in the event that the Company has not consummated an initial business combination by April 22, 2023, to allow the Company, by resolution of the Company’s board of directors (the “Board”) and, without any approval of the Company’s shareholders, upon five days’ advance notice prior to each Additional Extension, to extend the Termination Date up to six times (with each such extension being upon five days’ advance notice), each by one additional month (for a total of up to six additional months to complete a business combination) (each, an “Additional Extension” and such date, an “Additional Extension Date”), provided that the Sponsor or the Sponsor’s affiliates or permitted designees will deposit into the Trust Account for each Additional Extension Date the lesser of (a) US
$140,000 or (b) $0.04
for each Public Share that is then-outstanding, in exchange for one or more non-interest bearing, unsecured promissory notes issued by the Company to the Sponsor or the Sponsor’s affiliates or permitted designees (the “Lenders” and each a “Lender”). In connection with the vote to approve the Charter Amendment, the holders of
24,703,445 Class A ordinary shares properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.35 per share, for an aggregate redemption amount of approximately $255,875,758.
The Company’s current Additional Extension Date as of the date hereof is May 22, 2023.
The Sponsor and each member of the management team have entered into an agreement with the Company, pursuant to which they have agreed to (i) waive their redemption rights with respect to their Founder Shares; (ii) waive their redemption rights with respect to their Founder Shares and public shares in connection with a shareholder vote to approve an amendment to the Company’s amended and restated memorandum and articles of association (A) that would modify the substance or timing of the Company’s obligation to provide holders of the Class A ordinary shares the right to have their shares redeemed in connection with the initial Business Combination or to redeem 100% of the public shares if the Company did not complete its initial Business Combination within 15 months from the closing of the Public Offering (which was extended pursuant to shareholder approval of the Charter Amendment) or (B) with respect to any other provision relating to the rights of holders of the Company’s Class A ordinary shares and (iii) waive their rights to liquidating distributions from the Trust Account with respect to any Founder Shares they hold if the Company fails to consummate an initial business combination within Combination Period.
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
See Note 9 (“Subsequent Events”) for information regarding an announced Business Combination Agreement.
Founder Shares
Founder Shares refers to the Class B ordinary shares (the “Founder Shares”) acquired by the initial shareholders prior to the Company’s IPO.
The initial shareholders and each member of the management team have entered into an agreement with the Company, pursuant to which they have agreed to (i) waive their redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of the Business Combination; (ii) waive their redemption rights with respect to their Founder Shares and Public Shares in connection with a shareholder vote to approve an amendment to the amended and restated memorandum and articles of association (A) that would modify the substance or timing of the Company’s obligation to provide holders of the Class A ordinary shares the right to have their shares redeemed in connection with the Business Combination or to redeem 100% of the Company’s public shares if it does not complete the Business Combination by the Termination Date or (B) with respect to any other provision relating to the rights of holders of the Class A ordinary shares and (iii) waive their rights to liquidating distributions from the Trust Account with respect to any Founder Shares they hold if the Company fails to consummate an Business Combination by the Termination Date (although they will be entitled to liquidating distributions from the Trust Account with respect to any Public Shares they hold if the Company fails to complete the Business Combination within the prescribed time frame). If the Company seeks shareholder approval, it will complete the Business Combination only if it is approved by an ordinary resolution or such higher approval threshold as may be required by Cayman Islands law and pursuant to the amended and restated memorandum and articles of association. In such case, the initial shareholders and each member of the management team have agreed to vote their Founder Shares and Public Shares in favor of the Business Combination.

Risks and Uncertainties

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
Going Concern
As of March 31, 2023, the Company had $50,471 in cash held outside of the Trust Account and owes $3,063,779 in accounts payable and accrued expenses and an additional $420,539 to related parties. The Company anticipates that the cash held outside of the Trust Account as of March 31, 2023 will not be sufficient to allow the Company to operate for at least the next 12 months from the issuance of the financial statements, assuming that a Business Combination is not consummated during that time. The Company has incurred and expects to continue to incur significant costs in pursuit of its acquisition plans.
In connection with the Company’s assessment of going concern considerations in accordance with ASC Subtopic
205-40,
“Presentation of Financial Statements – Going Concern”, the Company has until May 22, 2023 (unless extended as described above) to consummate a Business Combination. If a Business Combination is not consummated by this date and an Additional Extension not obtained, there will be a mandatory liquidation and subsequent dissolution of the Company. It is uncertain whether the Company will be able to consummate a Business Combination by this time. Management has determined that the mandatory liquidation, should a Business Combination not occur, and an extension is not obtained, as well as the potential for us to have insufficient funds available to operate our business prior to a Business Combination, raises substantial doubt about the Company’s ability to continue as a going concern.
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
which contains the initial audited financial statements and notes thereto for the period ended December 31, 2022, as filed with the SEC on March 31, 2023. The interim results for the three months ended March 31, 2023 are not necessarily indicative of the results to be expected for the period ending December 31, 2023 or for any future interim periods.
The breakout of loss from operations on the condensed statement of operations for the three months ended March 31, 2022, has been revised to conform to the current presentation. This presentation did not impact any other financial statement line items.
Emerging Growth Company Status
The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging
growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s unaudited condensed financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.
Use of Estimates
The preparation of unaudited condensed financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements and the reported amounts of revenues and expenses during the reporting period. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.
Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of March 31, 2023 and December 31, 2022, respectively.
Marketable Securities Held in Trust Acco
u
nt
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
The earnings per share presented in the Statement of Operations is based on the following:

	For the Three Months Ended March 31,
	2023	2022
Net (loss) income	$(1,446,111)	$5,880,541
Accretion of temporary equity to redemption value	(1,288,233)	(18,171)

Net (loss) income including accretion of temporary equity to redemption value	$(2,734,344)	$5,862,370

	For the three months ended March 31,
	2023		2022
	Class A	Class B	Class A	Class B

Basic and diluted net (loss) income per share:
Numerator:
Allocation of net (loss) income including accretion of temporary equity	$(1,476,546)	$(1,257,798)	$4,689,896	$1,172,474
Allocation of accretion of temporary equity to redemption value	1,288,233	—	18,171	—

Allocation of (loss) income	$(188,313)	$(1,257,798)	$4,708,067	$1,172,474

Denominator:
Weighted-average shares outstanding	8,111,727	6,900,000	27,600,000	6,900,000
Basic and diluted net (loss) income per share	$(0.02)	$(0.18)	$0.17	$0.17
Net income (loss) per share is computed by dividing net loss by the weighted average number of ordinary shares outstanding during the period. The Company has not considered the effect of the 27,840,000 ordinary shares issuable upon exercise of the Public Warrants and Private Placement Warrants in the calculation of diluted loss per share, since the exercise of such warrants are contingent
upon the
occurrence
of future events and the inclusion of such warrants would be anti-dilutive.
Class A Ordinary Shares Subject to Possible Redemption
The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480. Class A ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares sold in the IPO feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events.
The Company has made a policy election in accordance with
ASC

480-10-S99-3A
and will recognize changes in redemption value in additional paid-in
capital (or accumulated deficit in the absence of additional paid-in
capital) immediately as they occur. The Company recorded accretion of $1,288,233 and $20,308 in accumulated deficit for the period ended March 31, 2023 and 2022, respectively. For the period ended March 31, 2023, the Company recorded redemption of $255,875,758 and $347,587 was deposited in the Trust Account for extension funding.
Income Taxes
The Company accounts for income taxes under ASC Topic 740, “Income Taxes” (“ASC 740”).
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

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of March 31, 2023 and December 31, 2022.
The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with Cayman income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s unaudited condensed financial statements. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of March 31, 2023 and December 31, 2022, there were no unrecognized tax benefits and no amounts were accrued for the payment of interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.
Recent Accounting Pronouncements
Management
does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.

Note 3 — Related Party Transactions
Promissory Note — Related Party
On April 27, 2021, the Sponsor agreed to loan the Company up to $300,000 to be used for a portion of the expenses of the Public Offering. The Company borrowed a total of $262,268. This loan was non-interest
bearing, unsecured and due at the earlier of December 31, 2021 or the closing of the Public Offering. The loan was to be repaid upon the closing of the Public Offering out of the offering proceeds not held in the Trust Account. In connection with the closing of the Public Offering, the Company paid down $90,922 of the outstanding balance. As of March 31, 2023 and December 31, 2022, the Company had $171,346 outstanding under the promissory note. The Sponsor has agreed to defer repayment of the loan until the close of the Business Combination.
Working Capital Loans
In order to finance transaction costs in connection with an intended Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes the initial Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants. As of March 31, 2023 and December 31, 2022, the Company had no borrowings under the Working Capital Loans.
Office Space, Secretarial and Administrative Services
Through the earlier of consummation of the initial Business Combination and the liquidation, the Company incurs $10,000 per month for office space, utilities, secretarial support and administrative services provided by the Sponsor. For the three months ended March 31, 2023 and 2022, the Company has incurred $30,000 and $30,000, respectively. No amounts have been paid for these services. As of March 31, 2023 and December 31, 2022, the Company reported on the balance sheets $105,000 and $120,000, respectively, pursuant to this agreement, in “Due to related party”.

Note 4 — Prepaid Expenses
The Company’s prepaid expenses as of March 31, 2023 and December 31, 2022 primarily consisted of insurance.

	March 31, 2023	December 31, 2022
Prepaid insurance	$9,550	$26,081
Other prepaid expenses	27,475	5,029

	$37,025	$31,110

Note 5 —   Commitments & Contingencies
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
Underwriting Agreement
The underwriters are entitled to a deferred underwriting commission of 3.5%
of the gross proceeds of the Public Offering upon the completion of the Company’s initial Business Combination. As discussed in Note 9 (“Subsequent Events”), in April 2023, the underwriters waived any right to receive the deferred underwriting commission and will therefore receive no additional underwriting commissions in connection with the Closing.

Note 6 — Warrant Liabilities
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

•
if, and only if, the closing price of the Class A ordinary shares equals or exceeds $10.00 per public share (as adjusted for adjustments to the number of shares issuable upon exercise or the exercise price of a warrant as described under the heading “Description of Securities—Warrants—Public Shareholders’ Warrants—Anti-dilution Adjustments”) for any 20 trading days within the
30
-trading
day period ending three trading days before the Company sends the notice of redemption to the warrant holders;

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
The accounting treatment of derivative financial instruments requires that the Company record a derivative liability upon the closing of the IPO. Accordingly, the Company has classified each warrant as a liability at its fair value and the warrants were allocated a portion of the proceeds from the issuance of the Units equal to its fair value. This liability is subject to re-measurement
at each balance sheet date. With each such
re-measurement,
the warrant liabilities will be adjusted to fair value, with the change in fair value recognized in the Company’s statement of operations. The Company will reassess the classification at each balance sheet date. If the classification changes as a result of events during the period, the warrants will be reclassified as of the date of the event that causes the reclassification.
Note 7 — Recurring Fair Value Measurements
As of March 31, 2023 and December 31, 2022, investments held in the Trust Account are determined by Level 1 inputs utilizing quoted prices (unadjusted) in active markets for identical assets.
The Company’s Public Warrants are traded on the Nasdaq. As such, the Public Warrant valuation is based on unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access. The fair value of the Public Warrant liabilities is classified within Level 1 of the fair value hierarchy.
At March 31, 2023 and December 31, 2022, the Company considers the Private Warrants to be economically equivalent to the Public Warrants. As such, the valuation of the Public Warrants was used to value the Private Warrants. The fair value of the Private Warrant liabilities is classified within Level 2 of the fair value hierarchy.
The following tables presents fair value information as of March 31, 2023 and December 31, 2022 of the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

March 31, 2023	Level 1	Level 2	Level 3	Total
Assets:
Marketable securities held in Trust Account	$30,919,043	$—	$—	$30,919,043
Liabilities:
Public Warrants	$828,000	$—	$—	$828,000
Private Warrants	—	842,400	—	842,400

Total liabilities	$828,000	$842,400	$—	$1,670,400

December 31, 2022	Level 1	Level 2	Level 3	Total
Assets:
Marketable securities held in Trust Account	$285,506,568	$—	$—	$285,506,568
Liabilities:
Public Warrants	$394,680	$—	$—	$394,680
Private Warrants	—	401,544	—	401,544

Total liabilities	$394,680	$401,544	$—	$796,224

There were no transfers to or from Levels 1, 2 or 3.
Note 8 — Shareholders’ Deficit
Preference shares
—The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 and with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2023 and December 31, 2022, there were no preference shares issued or outstanding.
Class
 A ordinary shares
—The Company is authorized to issue 250,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of March 31, 2023 and December 31, 2022, there were no Class A ordinary shares issued or outstanding other than the 2,896,555 and
27,600,000
Class A ordinary shares subject to possible redemption that are accounted for outside of the shareholders’ deficit section of the condensed balance sheets.
Class
 B ordinary shares
—The Company is authorized to issue 25,000,000 Class B ordinary shares
with a par value of $0.0001 per share. Holders are entitled to one vote for each share of Class B ordinary shares. As of March 31, 2023 and December 31, 2022, there were 6,900,000 Class B ordinary shares issued and outstanding.
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
Note 9 — Subsequent Events
Termination Date
In connection with the January 18, 2023 Meeting to extend the Termination Date up to six times each by one additional month, the Company has deposited a total of $3,447,587 into the Trust Account. The Company’s current Additional Extension Date as of the date hereof is May 22, 2023.
Proposed Business Combination
On April 19, 2023, the Company entered into a Business Combination Agreement, by and among the Company, ESGEN OpCo, LLC, a Delaware limited liability company and wholly-owned subsidiary of ESGEN (“OpCo”), Sunergy Renewables, LLC, a Nevada limited liability company (“Sunergy”), the Sunergy equityholders set forth on the signature pages thereto (collectively, “Sellers” and each, a “Seller”, and collectively with Sunergy, the “Sunergy Parties”), for limited purposes, the Sponsor, and for limited purposes, Timothy Bridgewater, an individual, in his capacity as the Sellers Representative (the “Business Combination Agreement”).
In accordance with the terms and subject to the conditions of the Business Combination Agreement, among other things: (i) prior to the consummation of the Business Combination (the “Closing”), each issued and outstanding Class B ordinary share, par value $0.0001 per share, of ESGEN will convert into one ESGEN Class A ordinary share, par value $0.0001 per share, of ESGEN (the “ESGEN Share Conversion”); and (ii) following the ESGEN Share Conversion but prior to the Closing, ESGEN will, subject to the receipt of the requisite shareholder approval, transfer by way of continuation from the Cayman Islands to the State of Delaware and domesticate as a Delaware corporation (the “Domestication”).
In connection with the Domestication, (A) each outstanding ESGEN Class A Ordinary Share will become one share of Class A common stock, par value $0.0001 per share, of ESGEN, (B) each outstanding warrant to purchase one ESGEN Class A Ordinary Share will become a warrant to purchase one share of ESGEN Class A Common Stock at an exercise price of $11.50 per share, and (C) ESGEN will file its certificate of incorporation and will adopt bylaws to serve as its governing documents upon consummation of the Domestication. In connection with the ESGEN Share Conversion and the Domestication, each issued and outstanding unit of ESGEN, each consisting of ESGEN Class A Ordinary Share and one-half
of one warrant to purchase one ESGEN Class A Ordinary Share (each, an “ESGEN Unit”), that has not been previously separated into the underlying ESGEN Class A Ordinary Shares and underlying ESGEN Warrants prior to the Domestication will be cancelled and will entitle the holder thereof to (x) one share of ESGEN Class A Common Stock and
(y)
one-half
of one warrant representing the right to purchase one share of ESGEN Class A Common Stock at an exercise price of $11.50 per share on the terms and subject to the conditions applicable to ESGEN Warrants set forth in the Warrant Agreement, dated as of October 22, 2021, between ESGEN and Continental Stock Transfer & Trust Company (the “Trustee”).
In accordance with the terms and subject to the conditions of the Business Combination Agreement, Sunergy will cause all holders of any options, warrants or rights to subscribe for or purchase any equity interests of Sunergy or its subsidiaries or securities (including debt securities) convertible into or exchangeable for, or that otherwise confer on the holder any right to acquire, any equity interests of Sunergy or any subsidiary thereof (collectively, the “Sunergy Convertible Interests”) existing immediately prior to the Closing either to exchange or convert all such holder’s Sunergy Convertible Interests into limited liability interests of Sunergy (the “Sunergy Company Interests”) in accordance with the governing documents of Sunergy or the Sunergy Convertible Interests (collectively, the “Sunergy Exchanges”).

At the Closing, ESGEN will contribute to OpCo (1) all of its assets (excluding its interests in OpCo, but including the amount of cash in the trust account established by ESGEN with the proceeds from its initial public offering (the “Trust Account”) as of immediately prior to the Closing (after giving effect to the exercise of redemption rights by any ESGEN shareholders)), and (2) a number of newly issued shares of Class V common stock of ESGEN, par value $0.0001 per share, which will generally have only voting rights (the “ESGEN Class V Common Stock”), equal to the number of Seller OpCo Units (as defined in the Business Combination Agreement) (the “Seller Class V Shares”) and (y) in exchange, OpCo shall issue to ESGEN (i) a number of common units of OpCo (the “OpCo Units”) which shall equal the number of total shares of ESGEN Class A Common Stock issued and outstanding immediately after the Closing and (ii) a number of warrants to purchase OpCo Units which shall equal the number of SPAC Warrants issued and outstanding immediately after the Closing (the transactions described above in this paragraph, the “ESGEN Contribution”). Immediately following the ESGEN Contribution, (x) the Sellers will contribute to OpCo the Sunergy Company Interests and (y) in exchange therefor, OpCo will transfer to the Sellers the Seller OpCo Units and the Seller Class V
Shares.
The obligation of ESGEN, the Sunergy Parties and OpCo to consummate the Business Combination is subject to certain customary closing conditions, including, but not limited to, (i) the absence of any order, law or other legal restraint or prohibition enacted, issued or promulgated by any court of competent jurisdiction or other governmental entity of competent jurisdiction having the effect of making the Business Combination illegal or otherwise prohibiting the consummation of the Business Combination, (ii) the termination or expiration of any applicable waiting period applicable to the consummation of the Business Combination under the Hart-Scott-Rodino Act, (iii) the effectiveness of the Registration Statement on Form S-4 (the “Registration Statement”) in accordance with the provisions of the Securities Act, registering the ESGEN Class A Common Stock to be issued in connection with the Business Combination Agreement, (iv) receipt of the required approvals of ESGEN’s shareholders at a meeting of the shareholders of ESGEN in connection with the Business Combination, (v) the ESGEN Class A Common Stock to be issued in connection with the Business Combination immediately after Closing shall be listed on Nasdaq and ESGEN will be able to satisfy any continued listing requirements of Nasdaq immediately after Closing, (vi) if the ESGEN shareholders do not approve the Redemption Limitation Amendment (as defined in the Business Combination Agreement), ESGEN having at least $5,000,001 of net tangible assets (as determined in accordance with Rule 3a51-1(g)(1) of the Exchange Act) remaining immediately after any holders of the ESGEN Class A Ordinary Shares exercise their redemption rights, (vii) the members of the post-Business Combination ESGEN board of directors shall have been elected or appointed in accordance with the Business Combination Agreement and (viii) the aggregate transaction proceeds, including from the Trust Account after giving effect to the exercise of redemption rights by any ESGEN shareholders pursuant to the ESGEN amended and restated memorandum and articles of association, as amended, and the proceeds resulting from the Initial PIPE Investment (as defined below) and any financing agreements executed in furtherance of the Business Combination Agreement, shall be greater or equal to $20.0 million.
Concurrently with the execution of the Business Combination Agreement, ESGEN entered into a subscription agreement (the “Initial Subscription Agreement”) with Sponsor. Pursuant to the Initial Subscription Agreement, Sponsor agreed to subscribe for and purchase, and ESGEN agreed to issue and sell to Sponsor, concurrently with the Closing, an aggregate of 1,000,000 shares of ESGEN Class A Common Stock for a purchase price of $10.00 per share, for aggregate gross proceeds of $10,000,000 (the “Initial PIPE Investment”). The closing of the Initial PIPE Investment is contingent upon, among other things, the substantially concurrent consummation of the Business Combination. The Initial Subscription Agreement provides that ESGEN will grant Sponsor certain customary registration rights. In addition to the Initial PIPE Investment, under the Business Combination Agreement, ESGEN and Sunergy have agreed to use their reasonable best efforts to identify other investors to enter into equity financing agreements (the “Additional Financing Agreements” and, together with the Initial Subscription Agreement, the “Financing Agreements”), in form and substance reasonably acceptable to ESGEN and Sunergy, to support the transaction (such equity financing under the Financing Agreements, collectively, herein referred to as the “Private Placements”).
The Business Combination is expected to close in the fourth quarter of 2023, following the receipt of the required approvals by our shareholders and the fulfillment of other customary closing conditions.
Promissory Note
On April 5, 2023, the Company issued an unsecured promissory note (the “Note”) in the principal amount of up to $1,500,000 to the Sponsor, which may be drawn down by the Company from time to time prior to the consummation of the Company’s Business Combination. The Note does not bear interest, matures on the date of consummation of the Business Combination and is subject to customary events of default. The Note will be repaid only to the extent that the Company has funds available to it outside of its trust account established in connection with its initial public offering. As of May 11, 2023, there was approximately
$1,384,500 outstanding under the
Note.
Deferred Underwriting Commission
In April 2023, the IPO underwriters have waived any right to receive the deferred underwriting commission and will therefore receive no additional underwriting commissions in connection with the Closing.

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

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report contains, and our officers and representatives may from time to time make, “forward-looking statements” within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by words such as “anticipate,” “intend,” “plan,” “goal,” “seek,” “believe,” “project,” “estimate,” “expect,” “strategy,” “future,” “likely,” “may,” “should,” “will” and similar references to future periods. Examples of forward-looking statements include, among others, statements we make regarding:

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

Prior to shareholder approval of the Charter Amendment (as defined below), we had 15 months from the closing of our initial public offering to consummate the initial Business Combination. If we have not consummated the initial Business Combination within the Combination Period, we will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay income taxes, if any (less up to $100,000 of interest to pay winding up and dissolution expenses) divided by the number of the then-outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii), to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

On January 18, 2023, the Company held an extraordinary general meeting of shareholders (the “Meeting”) to consider and vote upon, among other things, a proposal to amend the Company’s amended and restated memorandum and articles of association (the “Charter Amendment”) to (i) extend the date by which the Company must consummate its initial business combination (the “Termination Date”) from January 22, 2023 to April 22, 2023 and (ii) in the event that the Company has not consummated an initial business combination by April 22, 2023, to allow the Company, by resolution of the Company’s board of directors (the “Board”) and, without any approval of the Company’s shareholders, upon five days’ advance notice prior to each Additional Extension, to extend the Termination Date up to six times (with each such extension being upon five days’ advance notice), each by one additional month (for a total of up to six additional months to complete a business combination) (each, an “Additional Extension” and such date, an “Additional Extension Date”), provided that the Sponsor or the Sponsor’s affiliates or permitted designees will deposit into the Trust Account for each Additional Extension Date the lesser of (a) US $140,000 or (b) $0.04 for each Public Share that is then-outstanding, in exchange for one or more non-interest bearing, unsecured promissory notes issued by the Company to the Sponsor or the Sponsor’s affiliates or permitted designees (the “Lenders” and each a “Lender”). In connection with the vote to approve the Charter Amendment, the holders of 24,703,445 Class A ordinary shares properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.35 per share, for an aggregate redemption amount of $255,875,758. The Company’s current Additional Extension Date as of the date hereof is May 22, 2023.

On April 19, 2023, the Company entered into a Business Combination Agreement, by and among the Company, ESGEN OpCo, LLC, a Delaware limited liability company and wholly-owned subsidiary of ESGEN (“OpCo”), Sunergy Renewables, LLC, a Nevada limited liability company (“Sunergy”), the Sunergy equityholders set forth on the signature pages thereto (collectively, “Sellers” and each, a “Seller”, and collectively with Sunergy, the “Sunergy Parties”), for limited purposes, the Sponsor, and for limited purposes, Timothy Bridgewater, an individual, in his capacity as the Sellers Representative (the “Business Combination Agreement”).

In accordance with the terms and subject to the conditions of the Business Combination Agreement, among other things: (i) prior to the consummation of the Business Combination (the “Closing”), each issued and outstanding Class B ordinary share, par value $0.0001 per share, of ESGEN will convert into one ESGEN Class A ordinary share, par value $0.0001 per share, of ESGEN (the “ESGEN Share Conversion”); and (ii) following the ESGEN Share Conversion but prior to the Closing, ESGEN will, subject to the receipt of the requisite shareholder approval, transfer by way of continuation from the Cayman Islands to the State of Delaware and domesticate as a Delaware corporation (the “Domestication”).

In connection with the Domestication, (A) each outstanding ESGEN Class A Ordinary Share will become one share of Class A common stock, par value $0.0001 per share, of ESGEN, (B) each outstanding warrant to purchase one ESGEN Class A Ordinary Share will become a warrant to purchase one share of ESGEN Class A Common Stock at an exercise price of $11.50 per share, and (C) ESGEN will file its certificate of incorporation and will adopt bylaws to serve as its governing documents upon consummation of the Domestication. In connection with the ESGEN Share Conversion and the Domestication, each issued and outstanding unit of ESGEN, each consisting of ESGEN Class A Ordinary Share and one-half of one warrant to purchase one ESGEN Class A Ordinary Share (each, an “ESGEN Unit”), that has not been previously separated into the underlying ESGEN Class A Ordinary Shares and underlying ESGEN Warrants prior to the Domestication will be cancelled and will entitle the holder thereof to (x) one share of ESGEN Class A Common Stock and (y) one-half of one warrant representing the right to purchase one share of ESGEN Class A Common Stock at an exercise price of $11.50 per share on the terms and subject to the conditions applicable to ESGEN Warrants set forth in the Warrant Agreement, dated as of October 22, 2021, between ESGEN and Continental Stock Transfer & Trust Company (the “Trustee”).

In accordance with the terms and subject to the conditions of the Business Combination Agreement, Sunergy will cause all holders of any options, warrants or rights to subscribe for or purchase any equity interests of Sunergy or its subsidiaries or securities (including debt securities) convertible into or exchangeable for, or that otherwise confer on the holder any right to acquire, any equity interests of Sunergy or any subsidiary thereof (collectively, the “Sunergy Convertible Interests”) existing immediately prior to the Closing either to exchange or convert all such holder’s Sunergy Convertible Interests into limited liability interests of Sunergy (the “Sunergy Company Interests”) in accordance with the governing documents of Sunergy or the Sunergy Convertible Interests (collectively, the “Sunergy Exchanges”).

At the Closing, ESGEN will contribute to OpCo (1) all of its assets (excluding its interests in OpCo, but including the amount of cash in the trust account established by ESGEN with the proceeds from its initial public offering (the “Trust Account”) as of immediately prior to the Closing (after giving effect to the exercise of redemption rights by any ESGEN shareholders)), and (2) a number of newly issued shares of Class V common stock of ESGEN, par value $0.0001 per share, which will generally have only voting rights (the “ESGEN Class V Common Stock”), equal to the number of Seller OpCo Units (as defined in the Business Combination Agreement) (the “Seller Class V Shares”) and (y) in exchange, OpCo shall issue to ESGEN (i) a number of common units of OpCo (the “OpCo Units”) which shall equal the number of total shares of ESGEN Class A Common Stock issued and outstanding immediately after the Closing and (ii) a number of warrants to purchase OpCo Units which shall equal the number of SPAC Warrants issued and outstanding immediately after the Closing (the transactions described above in this paragraph, the “ESGEN Contribution”). Immediately following the ESGEN Contribution, (x) the Sellers will contribute to OpCo the Sunergy Company Interests and (y) in exchange therefor, OpCo will transfer to the Sellers the Seller OpCo Units and the Seller Class V Shares.

The obligation of ESGEN, the Sunergy Parties and OpCo to consummate the Business Combination is subject to certain customary closing conditions, including, but not limited to, (i) the absence of any order, law or other legal restraint or prohibition enacted, issued or promulgated by any court of competent jurisdiction or other governmental entity of competent jurisdiction having the effect of making the Business Combination illegal or otherwise prohibiting the consummation of the Business Combination, (ii) the termination or expiration of any applicable waiting period applicable to the consummation of the Business Combination under the Hart-Scott-Rodino Act, (iii) the effectiveness of the Registration Statement on Form S-4 (the “Registration Statement”) in accordance with the provisions of the Securities Act, registering the ESGEN Class A Common Stock to be issued in connection with the Business Combination Agreement, (iv) receipt of the required approvals of ESGEN’s shareholders at a meeting of the shareholders of ESGEN in connection with the Business Combination, (v) the ESGEN Class A Common Stock to be issued in connection with the Business Combination immediately after Closing shall be listed on Nasdaq and ESGEN will be able to satisfy any continued listing requirements of Nasdaq immediately after Closing, (vi) if the ESGEN shareholders do not approve the Redemption Limitation Amendment (as defined in the Business Combination Agreement), ESGEN having at least $5,000,001 of net tangible assets (as determined in accordance with Rule 3a51-1(g)(1) of the Exchange Act) remaining immediately after any holders of the ESGEN Class A Ordinary Shares exercise their redemption rights, (vii) the members of the post-Business Combination ESGEN board of directors shall have been elected or appointed in accordance with the Business Combination Agreement and (viii) the aggregate transaction proceeds, including from the Trust Account after giving effect to the exercise of redemption rights by any ESGEN shareholders pursuant to the ESGEN amended and restated memorandum and articles of association, as amended, and the proceeds resulting from the Initial PIPE Investment (as defined below) and any financing agreements executed in furtherance of the Business Combination Agreement, shall be greater or equal to $20.0 million.

Concurrently with the execution of the Business Combination Agreement, ESGEN entered into a subscription agreement (the “Initial Subscription Agreement”) with Sponsor. Pursuant to the Initial Subscription Agreement, Sponsor agreed to subscribe for and purchase, and ESGEN agreed to issue and sell to Sponsor, concurrently with the Closing, an aggregate of 1,000,000 shares of ESGEN Class A Common Stock for a purchase price of $10.00 per share, for aggregate gross proceeds of $10,000,000 (the “Initial PIPE Investment”). The closing of the Initial PIPE Investment is contingent upon, among other things, the substantially concurrent consummation of the Business Combination. The Initial Subscription Agreement provides that ESGEN will grant Sponsor certain customary registration rights. In addition to the Initial PIPE Investment, under the Business Combination Agreement, ESGEN and Sunergy have agreed to use their reasonable best efforts to identify other investors to enter into equity financing agreements (the “Additional Financing Agreements” and, together with the Initial Subscription Agreement, the “Financing Agreements”), in form and substance reasonably acceptable to ESGEN and Sunergy, to support the transaction (such equity financing under the Financing Agreements, collectively, herein referred to as the “Private Placements”).

For additional information regarding the Business Combination Agreement, see the Company’s Current Report on Form 8-K filed with the SEC on April 20, 2023.

The Business Combination is expected to close in the fourth quarter of 2023, following the receipt of the required approvals by our shareholders and the fulfillment of other customary closing conditions.

On April 5, 2023, the Company issued an unsecured promissory note (the “Note”) in the principal amount of up to $1,500,000 to the Sponsor, which may be drawn down by the Company from time to time prior to the consummation of the Company’s Business Combination. The Note does not bear interest, matures on the date of consummation of the Business Combination and is subject to customary events of default. The Note will be repaid only to the extent that the Company has funds available to it outside of its trust account established in connection with its initial public offering. As of May 11, 2023, there was approximately $1,384,500 outstanding under the Note.

Results of Operations

All of our activity from April 19, 2021 (inception) through March 31, 2023, was in preparation for our initial public offering, and since our initial public offering, including the effectuation of the Charter Amendment and the negotiation and entry into the Business Combination Agreement. We will not generate any operating revenues until the closing and completion of our initial Business Combination.

For the three months ended March 31, 2023, we had loss of $1,446,111, which consisted of a change in fair value of warrant liabilities of $874,176 and operating costs of $1,512,581, partially offset by interest income from marketable securities held in the Trust Account of $940,646.

For the three months ended March 31, 2022, we had an income of $5,880,541, which consisted of a change in fair value of warrant liabilities of $6,735,360, interest income from marketable securities held in the Trust Account of $18,171, offset by formation and operating costs of $872,990.

Liquidity and Capital Resources

As of March 31, 2023, we had cash of $50,471 and owe $3,063,779 in accounts payable and accrued expenses and an additional $420,539 payable to related parties.

Prior to the completion of our initial public offering, our liquidity needs had been satisfied through a capital contribution from the sponsor of $25,000 and a loan to us of up to $300,000 by our sponsor under an unsecured promissory note, which had an outstanding balance of $171,346 at March 31, 2023 and December 31, 2022. The Sponsor has agreed to defer repayment of the loan until the close of the Business Combination. On April 5, 2023, we issued an unsecured promissory note (the “Note”) in the principal amount of up to $1,500,000 to our Sponsor, which may be drawn down by us from time to time prior to the consummation of the initial Business Combination. As of May 11, 2023, there was approximately $1,384,500 outstanding under the Note.

In addition, in order to finance transaction costs in connection with a business combination, our Sponsor, an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to, provide us Working Capital Loans. As of March 31, 2023 and December 31, 2022, there were no amounts outstanding under any Working Capital Loans.

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

In connection with the company’s assessment of going concern considerations in accordance with ASC Subtopic 205-40, “Presentation of Financial Statements – Going Concern”, the company has until May 22, 2023 (unless extended as described above) to consummate a Business Combination. If a Business Combination is not consummated by this date and an Additional Extension not obtained, there will be a mandatory liquidation and subsequent dissolution of the company. It is uncertain whether the Company will be able to consummate a Business Combination by this time. Management has determined that the mandatory liquidation, should a Business Combination not occur, and an extension is not obtained, as well as the potential for us to have insufficient funds available to operate our business prior to a Business Combination, and potential subsequent dissolution, raises substantial doubt about the Company’s ability to continue as a going concern. It is uncertain whether the company will be able to consummate a Business Combination or obtain an Additional Extension by this time. No adjustments have been made to the carrying amounts of assets or liabilities should the company be required to liquidate after May 22, 2023 (unless extended as described above).

Contractual Obligations

Other than the below, we do not have any long-term debt obligations, capital lease obligations, operating lease obligations, purchase obligations or long-term liabilities.

Underwriting Agreement

The IPO underwriters were entitled to a deferred underwriting commission of 3.5% of the gross proceeds of our IPO upon the completion of our initial Business Combination. However, in April 2023, the IPO underwriters have waived any right to receive such deferred underwriting commissions and will therefore receive no additional underwriting commissions in connection with the Closing.

Office Space, Secretarial and Administrative Services

Through the earlier of consummation of the initial Business Combination or the liquidation, the Company incurs $10,000 per month for office space, utilities, secretarial support and administrative services provided by the Sponsor. For the three months ended March 31, 2023 and 2022, the Company incurred $30,000 and $30,000, respectively, pursuant to this agreement. No amounts have been paid for these services. As of March 31, 2023 and December 31, 2022, the Company reported on the balance sheets $105,000 and $120,000, respectively, pursuant to this agreement, in “Due to related party”.

Registration Rights

The holders of the Founder Shares, Private Placement Warrants and any warrants that may be issued upon conversion of Working Capital Loans (and any Class A ordinary shares issuable upon the exercise of the Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans) are entitled to registration rights pursuant to a registration and shareholder rights agreement signed at the closing of our initial public offering (the “IPO Registration Rights Agreement”). The holders of these securities are entitled to make up to three demands, excluding short form demands, that we register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to our completion of the initial Business Combination. However, the registration and shareholder rights agreement provides that we will not permit any registration statement filed under the Securities Act of 1933, as amended (the “Securities Act”) to become effective until termination of the applicable lock-up period, which occurs (i) in the case of the Founder Shares, and (ii) in the case of the Private Placement Warrants and the respective Class A ordinary shares issuable upon exercise of the Private Placement Warrants, 30 days after the completion of the initial Business Combination. We will bear the expenses incurred in connection with the filing of any such registration statements. The holders of the Founder Shares, Private Placement Warrants and any warrants that may be issued upon conversion of Working Capital Loans (and any Class A ordinary shares issuable upon the exercise of the Working Capital Loans and warrants that may be issued upon conversion of Working Capital Loans) will be entitled to registration rights pursuant to a registration and expected shareholder rights agreement signed at the closing of our initial public offering. The holders of these securities are entitled to make up to three demands, excluding short form demands, that the company register such securities.

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

A&R Registration Rights Agreement

The Business Combination Agreement contemplates that, at the Closing, Sunergy, Sunergy’s underlying equityholders and the Initial Shareholders (as defined below) (collectively, the “New PubCo Holders”) and New PubCo will enter into an amended and restated IPO Registration Rights Agreement (the “A&R Registration Rights Agreement”), pursuant to which, among other things, New PubCo and the Initial Shareholders will agree to amend and restate the Registration and Shareholder Rights Agreement, dated as of October 22, 2021, entered into by them in connection with ESGEN’s IPO. Pursuant to the A&R Registration Rights Agreement, New PubCo will agree that, within 30 days following the consummation of the Business Combination, it will use its commercially reasonable efforts to file a resale shelf registration statement on behalf of Sunergy, Sunergy’s underlying equityholders and the Initial Shareholders (the “New PubCo Holders”) registering (i) New PubCo’s private placement warrants, (ii) any outstanding shares of Class A common stock, par value $0.0001 per share, of New PubCo (“New PubCo Class A Common Stock”) held by the New PubCo Holders, (iii) any shares of New PubCo Class A Common Stock issued or issuable upon exchange of an equivalent number of Class B units of OpCo and Class V common stock of New PubCo, par value $0.0001 per share, issued to the Sellers pursuant to the Business Combination Agreement, (iv) any shares of New PubCo Class A Common Stock issued or to be issued to any of the New PubCo Holders in connection with the Business Combination and (v) any other equity security of New PubCo issued or issuable with respect to any of the foregoing by way of a stock dividend or stock split or in connection with a combination of shares, recapitalization, merger, consolidation or reorganization (collectively, the “Registrable Securities”); provided, however, that as to any particular Registrable Securities, such securities shall cease to be Registrable Securities when (A) a registration statement with respect to the sale of such Registrable Securities becomes effective under the Securities Act and such Registrable Securities shall have been sold, transferred, disposed of or exchanged in accordance with such registration statement, (B) such Registrable Securities shall have been otherwise transferred and such transferee is not entitled to the registration rights provided in the A&R Registration Rights Agreement, (C) such Registrable Securities shall have ceased to be outstanding, or (D) such Registrable Securities may be sold without registration pursuant to Rule 144 and Rule 145, as applicable, promulgated under the Securities Act (or any successor rule promulgated thereto) (but with no volume or other restrictions or limitations).

Additionally, the A&R Registration Rights Agreement will also provide, subject to certain underwriter cutbacks and suspension periods, (i) certain demand rights entitling the New PubCo Holders the right to require New PubCo to effect an underwritten offering and (ii) certain piggyback rights entitling the New PubCo Holders the right to include such New PubCo Holder’s Registrable Securities in any underwritten offering that New PubCo proposes to consummate for its own account or for the account of its stockholders.

Amendment to the Letter Agreement

Concurrently with the execution of the Business Combination Agreement, the Sponsor, the independent directors of the board of directors of ESGEN and one or more client accounts of Westwood Group Holdings, Inc. (successor to Salient Capital Advisors, LLC) (collectively, the “Initial Shareholders”) entered into an amendment (as amended, the “Amendment to the Letter Agreement”) to that certain Letter Agreement, dated as of October 22, 2021, by and between the Initial Shareholders, pursuant to which, among other things, each of the Initial Shareholders agreed (i) not to transfer his, her or its ESGEN Class B ordinary shares (or the ESGEN Class A Common Stock issuable in exchange for such ESGEN Class B ordinary shares pursuant to the Business Combination Agreement) prior to the earlier of (A) six months after the Closing or (B) subsequent to the Closing (x) if the last sale price of the ESGEN Class A Common Stock quoted on Nasdaq is greater than or equal to $12 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a 30-consecutive trading day period commencing at least 90 days after Closing, or (y) the date on which ESGEN completes a liquidation, merger, share exchange or other similar transaction that results in all of the Company’s shareholders having the right to exchange their ESGEN Class A ordinary shares (including any shares of ESGEN Class A Common Stock issuable in exchange for such ESGEN Class A ordinary shares) for cash, securities or other property and (ii) each Initial Shareholder agreed to waive any adjustment to the conversion ratio set forth in the governing documents of ESGEN with respect to the ESGEN Class B ordinary shares prior to the earlier of the ESGEN Share Conversion or the Closing.

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

Recent Accounting Pronouncements

Refer to Note 2 (“Significant Accounting Policies”) in the financial statements for the recent accounting pronouncements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and are not required to provide the information otherwise required under this item. As of March 31, 2023, we were not subject to any market or interest rate risk. The net proceeds of the Public Offering, including amounts in the Trust Account, were invested in U.S. government securities with a maturity of 185 days or less or in money market funds that meet certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended, that invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

We have not engaged in any hedging activities since our inception, and we do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Quarterly Report, is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our principal executive officer and principal financial and accounting officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of March 31, 2023, pursuant to Rule 13a-15(b) under the Exchange Act and determined that our disclosures controls and procedures were not effective as the material weakness identified as of December 31, 2022 and detailed in our Annual Report on Form 10-K continues to exist as of March 31, 2023. A material weakness, as defined in the SEC regulations, is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.

As previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022, our disclosure controls and procedures were not effective because of the identification of a material weakness in our internal control over financial reporting. We identified material weaknesses in our internal control over financial reporting, specifically, we did not design and maintain an effective control environment to prevent or detect material misstatements to the financial statements. Specifically, we lacked a sufficient complement of personnel with an appropriate level of internal controls and accounting knowledge, training and experience commensurate with our financial reporting requirements. Specifically, management did not design and maintain effective controls over the calculation of earnings per share and classification of the reinvestment of interest and dividend income in the Trust Account in the statement of cash flows.

Remediation Plan

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

Changes in Internal Control over Financial Reporting

Other than the remediation plan described above, there were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors.

As of the date of this Quarterly Report, except as described below, there have been no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K as filed with the SEC on March 31, 2023 (the “Annual Report”).

There are no assurances that the approval of the Charter Amendment or the execution of the Business Combination Agreement will enable us to complete our proposed Business Combination.

In connection with the Charter Amendment, our Amended and Restated Memorandum and Articles of Association were amended to, among other things, (i) extend the date by which the Company must consummate its initial business combination from January 22, 2023 to the Extended Date and (ii) in the event that the Company has not consummated an initial business combination by the Extended Date, to allow the Company, by resolution of the Board and, without any approval of the Company’s shareholders, upon five days’ advance notice prior to the Extended Date, to extend the Extended Date up to six times (with each such extension being upon five days’ advance notice), each by one additional month (for a total of up to six additional months to complete a business combination), provided that the Lenders will deposit into the Trust Account for each Additional Extension Date the lesser of (a) US $140,000 or (b) $0.04 for each Public Share that is then-outstanding, in exchange for one or more non-interest bearing, unsecured promissory notes issued by the Company to the Lender. The purpose of the Charter Amendment is to allow the Company more time to complete its initial business combination and reduce the amount of funds to be deposited in the Trust Account to secure the extension.

Even though such extension was approved by our shareholders, the Company can provide no assurances that we will be able to complete our proposed Business Combination prior to the final Additional Extension Date. Our ability to consummate the Business Combination is dependent on a variety of factors, many of which are beyond our control. Additionally, we will be required to offer stockholders redemption rights again in connection with any stockholder vote to approve our proposed Business Combination. Other than in connection with a redemption offer or liquidation, our stockholders may be unable to recover their investment except through sales of our shares on the open market. The price of our shares may be volatile, and there can be no assurance that stockholders will be able to dispose of our shares at favorable prices, or at all.

We and our proposed target pursuant to the Business Combination Agreement will incur significant transaction and transition costs in connection with the proposed Business Combination.

We and our proposed target pursuant to the Business Combination Agreement expect to incur significant, non-recurring costs in connection with consummating the Business Combination and operating as a public company following the consummation of the Business Combination. We and such company may also incur additional costs to retain key employees. We will incur and be responsible for the expenses and fees as set forth in, and in connection with, the Business Combination Agreement. There can be no assurance that such fees and expenses will not be greater than expected or that there will be no unexpected costs related to the Business Combination.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities

None

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description

3.1	Amended and Restated Memorandum and Articles of Association (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on October 25, 2021)

3.2	Amendment to the Amended and Restated Articles of Association (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on January 20, 2023)

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

EX-104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 15, 2023	ESGEN Acquisition Corporation

	By:	/s/ Andrea Bernatova
Andrea Bernatova
Chief Executive Officer

Date: May 15, 2023	ESGEN Acquisition Corporation

	By:	/s/ Nader Daylami
Nader Daylami
Chief Financial Officer