Form 10-Q
period 2023-06-30
ESGEN Acquisition Corp
filed 2023-08-14
CIK 1865506

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report
Pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2023

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2of the Exchange Act):    Yes  ☒    No  ☐
As of August 14, 2023, 2,896,555 Class A ordinary shares, par value $0.0001, and 6,900,000 Class B ordinary shares, par value $0.0001, were issued and outstanding.

ESGEN ACQUISITION CORPORATION

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2023

Page
PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)	1
Condensed Balance Sheets as of June 30, 2023 and December 31, 2022	1
Condensed Statements of Operations for the three and six months ended June 30, 2023 and 2022	2
Condensed Statements of Changes in Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit for the three and six months ended June 30, 2023 and 2022	3
Condensed Statements of Cash Flows for the six months ended June 30, 2023 and 2022	4
Notes to Condensed Financial Statements	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	21
Item 3. Quantitative and Qualitative Disclosures about Market Risk	26
Item 4. Control and Procedures	27
PART II – OTHER INFORMATION	27
Item 1. Legal Proceedings	27
Item 1A. Risk Factors	27
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	28
Item 3. Defaults Upon Senior Securities	28
Item 4. Mine Safety Disclosures	28
Item 5. Other Information	28
Item 6. Exhibits	29
SIGNATURES	30

i

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
ESGEN ACQUISITION CORPORATION
CONDENSED BALANCE SHEETS
(UNAUDITED)

	June 30, 2023	December 31, 2022
Assets
Current assets:
Cash	$50,193	$614,767
Prepaid expense s	13,627	31,110

Total current assets	63,820	645,877
Non-current assets:
Marketable securities held in Trust Account	31,631,853	285,506,568

Total assets	$31,695,673	$286,152,445

Liabilities, Redeemable Ordinary Shares and Shareholders’ Deficit
Current liabilities:
Accounts payable and accrued expenses	$4,664,539	$1,866,992
Due to related part y	279,193	144,193
Promissory note—related party	687,208	171,346

Total current liabilities	5,630,940	2,182,531
Non-current liabilities:
Warrant liabilities	2,049,024	796,224
Deferred underwriters’ fee	—	9,660,000

Total liabilities	$7,679,964	$12,638,755

Commitment and Contingencies
Class A ordinary shares subject to possible redemption, $0.0001 par value; 2,896,555 and 27,600,000 shares at redemption value as of June 30, 2023 and December 31, 2022, respectively	31,631,853	285,506,568
Shareholders’ Deficit:
Preferred shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Class A shares, $0.0001 par value; 250,000,000 shares authorized; none issued or outstanding (excluding 2,896,555 and 27,600,000 shares subject to possible redemption) as of June 30, 2023 and December 31, 2022, respectively	—	—
Class B shares, $0.0001 par value; 25,000,000 shares authorized; 6,900,000 shares issued and outstanding	690	690
Accumulated deficit	(7,616,834)	(11,993,568)

Total shareholders’ deficit	(7,616,144)	(11,992,878)

Total Liabilities, Redeemable Ordinary Shares and Shareholders’ Deficit	$31,695,673	$286,152,445

The accompanying notes are an integral part of these unaudited condensed financial statements.

ESGEN ACQUISITION CORPORATION
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022

Legal and professional fees	$1,675,962	$160,057	$3,044,803	$791,522
Insurance	6,036	131,853	22,566	262,257
Other operating costs	110,714	79,833	207,924	160,954
Operating cost—related party	30,000	30,000	60,000	60,000

Loss from operations	(1,822,712)	(401,743)	(3,335,293)	(1,274,733)
Other income (expense):
Interest income on marketable securities held in Trust Account	365,224	368,774	1,305,870	386,945
Recovery of offering costs allocated to warrants	425,040	—	425,040	—
Change in fair value of warrant liabilities	(378,624)	1,527,600	(1,252,800)	8,262,960

Total other income, net	411,640	1,896,374	478,110	8,649,905
Net (loss) income	$(1,411,072)	$1,494,631	$(2,857,183)	$7,375,172
Basic and diluted weighted av erag e shares outstanding of Class A ordinary shares	2,896,555	27,600,000	5,489,734	27,600,000
Basic and diluted net (loss) income per share, Class A	$(2.21)	$0.05	$(0.97)	$0.22
Basic and diluted weighted average shares outstanding of Class B ordinary shares	6,900,000	6,900,000	6,900,000	6,900,000
Basic and diluted net income per share, Class B	$0.72	$0.03	$0.36	$0.20
The accompanying notes are an integral part of these unaudited condensed financial statements.

ESGEN ACQUISITION CORPORATION
CONDENSED STATEMENTS OF CHANGES IN ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT
(UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023

	Class A Ordinary share subject to possible redemption		Class B Ordinary share		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Deficit
	Shares	Amount	Shares	Amount

Balance as of December 31, 2022	27,600,000	$285,506,568	6,900,000	$690	$—	$(11,993,568)	$(11,992,878)
Accretion of ordinary shares subject to possible redemption	—	1,288,233	—	—	—	(1,288,233)	(1,288,233)
Redemption of Class A ordinary shares subject to possible redemption	(24,703,445)	(255,875,758)	—	—	—	—	—
Net loss	—	—	—	—	—	(1,446,111)	(1,446,111)

Balance as of March 31, 2023	2,896,555	30,919,043	6,900,000	690	—	(14,727,912)	(14,727,222)
Accretion of ordinary shares subject to possible redemption	—	712,810	—	—	—	(712,810)	(712,810)
Waiver of Deferred Underwriters’ Fee	—	—	—	—	—	9,234,960	9,234,960
Net loss	—	—	—	—	—	(1,411,072)	(1,411,072)

Balance as of June 30, 2023	2,896,555	$31,631,853	6,900,000	$690	$—	$(7,616,834)	$(7,616,144)

FOR THE THREE AND SIX MONTHS ENDED
JUNE
30, 2022

	Class A Ordinary share subject to possible redemption		Class B Ordinary share		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Deficit
	Shares	Amount	Shares	Amount
Balance as of December 31, 2021	27,600,000	$281,520,000	6,900,000	$690	$—	$(22,341,250)	$(22,340,560)
Accretion of ordinary shares subject to possible redemption	—	20,308	—	—	—	(20,308)	(20,308)
Net income	—	—	—	—	—	5,880,541	5,880,541

Balance as of March 31, 2022	27,600,000	281,540,308	6,900,000	690	$—	(16,481,017)	(16,480,327)
Accretion of ordinary shares subject to possible redemption	—	368,774	—	—	—	(368,774)	(368,774)
Net income	—	—	—	—	—	1,494,631	1,494,631

Balance as of June 30, 2022	27,600,000	$281,909,082	6,900,000	$690	$—	$(15,355,160)	$(15,354,470)

The accompanying notes are an integral part of these unaudited condensed financial statements.

ESGEN ACQUISITION CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net (loss) income	$(2,857,183)	$7,375,172
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Interest earned on cash held in Trust Account	—	(386,945)
Recovery of offering costs allocated to warrants	(425,040)	—
Change in fair value of warrant liabilities	1,252,800	(8,262,960)
Changes in current assets and liabilities:
Prepaid expenses	17,483	253,918
Accounts payable and accrued expenses	2,797,547	584,389
Due to related party	135,000	60,000

Net cash provided by (used in) operating activities	920,607	(376,426)

Cash flows from investing activities:
Reinvestment of marketable securities held in Trust Account	(1,305,870)	—
Extension funding of Trust Account	(695,173)	—
Cash withdrawn from Trust Account in connection with redemption	255,875,758	—

Net cash provided by investing activities	253,874,715	—

Cash flows from financing activities:
Redemption of Class A common stock subject to possible redemption	(255,875,758)	—
Proceeds from note payable-related party	515,862	—

Net cash used in financing activities	(255,359,896)	—

Net change in cash	(564,574)	(376,426)
Cash, beginning of the period	614,767	1,323,903

Cash, end of the period	$50,193	$947,477

Supplemental disclosure of cash flow information:
Change in value of Class A ordinary shares subject to possible redemption	$2,001,043	$389,082
Impact of the waiver of deferred commission by the underwriters	$9,234,960	$—
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
As of June 30, 2023, the Company had not commenced any operations. All activity for the period from April 19, 2021 (inception) through June 30, 2023, relates to the Company’s formation and the initial public offering (“Public Offering” or “IPO”) described below and since the closing of the IPO, the search for a prospective initial business combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating
income in the form of interest income on cash and cash equivalents from the proceeds derived from the Public Offering (as defined below).
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
The Company has until August 22, 2023, unless extended with the extension as described in the following paragraph below, to consummate the initial Business Combination. If the Company has not consummated the initial Business Combination within the Combination Period, the Company will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share
price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its income taxes, if any (less up to $100,000 of interest to pay winding up and dissolution expenses) divided by the number of the then-outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and its board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii), to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

On January 18, 2023, the Company held an extraordinary general meeting of shareholders (the “Meeting”) to consider and vote upon, among other things, a proposal to amend the Company’s amended and restated memorandum and articles of association (the “Charter Amendment”) to (i) extend the date by which the Company must consummate its initial business combination (the “Termination Date”) from January 22, 2023 to April 22, 2023 and (ii) in the event that the Company has not consummated an initial business combination by April 22, 2023, to allow the Company, by resolution of the Company’s board of directors (the “Board”) and, without any approval of the Company’s shareholders, upon five days’ advance notice prior to each Additional Extension, to extend the Termination Date up to six times (with each such extension being upon five days’ advance notice), each by one additional month (for a total of up to six additional months to complete a business combination) (each, an “Additional Extension” and such date, an “Additional Extension Date”), provided that the Sponsor or the Sponsor’s affiliates or permitted designees will deposit into the Trust Account for each Additional Extension Date the lesser of (a) US$140,000 or (b) $0.04 for each Public Share that is then-outstanding, in exchange for one or more non-interest
bearing, unsecured promissory notes issued by the Company to the Sponsor or the Sponsor’s affiliates or permitted designees (the “Lenders” and each a “Lender”). In connection with the vote to approve the Charter Amendment, the holders of 24,703,445 Class A ordinary shares properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.35 per share, for an aggregate redemption amount of approximately $255,875,758. The Company’s current Additional Extension Date as of the date hereof is August 22, 2023.
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
Going Concern
As of June 30, 2023, the Company had $50,193 in cash held outside of the Trust Account and owes $4,664,539 in accounts payable and accrued expenses and an additional $966,401 to related parties. The Company anticipates that the cash held outside of the Trust Account as of June 30, 2023 will not be sufficient to allow the Company to operate for at least the next 12 months from the issuance of the financial statements, assuming that a Business Combination is not consummated during that time. The Company has incurred and expects to continue to incur significant costs in pursuit of its acquisition plans.
In connection with the Company’s assessment of going concern considerations in accordance with ASC Subtopic
205-40,
“Presentation of Financial Statements – Going Concern”, the Company has until August 22, 2023 (unless extended as described above) to consummate a Business Combination. If a Business Combination is not consummated by this date and an Additional Extension not obtained, there will be a mandatory liquidation and subsequent dissolution of the Company. It is uncertain whether the Company will be able to consummate a Business Combination by this time. Management has determined that the mandatory liquidation, should a Business Combination not occur, and an extension is not obtained, as well as the potential for us to have insufficient funds available to operate our business prior to a Business Combination, raises substantial doubt about the Company’s ability to continue as a going concern.

Note 2 — Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to
Form 10-Qand
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
which contains the initial audited financial statements and notes thereto for the period ended December 31, 2022, as filed with the SEC on March 31, 2023. The interim results for the three and six months ended June 30, 2023 are not necessarily indicative of the results to be expected for the period ending December 31, 2023 or for any future interim periods.
The breakout of loss from operations on the condensed statement of operations for the three and six months ended June 30, 2022, has been revised to conform to the current presentation. This presentation did not impact any other financial statement line items.
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
Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of June 30, 2023 and December 31, 2022, respectively.
Marketable Securities Held in Trust Account
Substantially all of the assets held in the Trust Account were held in U.S. Money Market Funds. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in investment income on marketable securities held in Trust Account in the accompanying statement
s
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
Net (Loss) Income Per Ordinary Share
The Company has two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares. Net (loss) income per ordinary share is calculated by dividing the net (loss) income by the weighted average ordinary shares outstanding for the respective period. With respect to the accretion of Class A ordinary shares subject to possible redemption, the Company treated accretion in the same manner as a dividend, paid to the shareholder in the calculation of the net (loss) income per ordinary share.
The earnings per share presented in the statement of operations is based on the following:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Net (loss) income	$(1,411,072)	$1,494,631	$(2,857,183)	$7,375,172
Accretion of temporary equity to redemption value	8,522,150	(368,774)	7,233,917	(386,945)

Net income including accretion of temporary equity to redemption value	$7,111,078	$1,125,857	$4,376,734	$6,988,227

	For the Three Months Ended June 30,
	2023		2022
	Class A	Class B	Class A	Class B
Basic and diluted net (loss) income per share:
Numerator:
Allocation of net income including accretion of temporary equity	$2,133,323	$4,977,755	$900,686	$225,171
Allocation of accretion of temporary equity to redemption value	(8,522,150)	—	368,774	—

Allocation of net (loss) income	$(6,388,827)	$4,977,755	$1,269,460	$225,171

Denominator:
Weighted-average shares outstanding	2,896,555	6,900,000	27,600,000	6,900,000
Basic and diluted net (loss) income per share	$(2.21)	$0.72	$0.05	$0.03

	For the Six Months Ended June 30,
	2023		2022
	Class A	Class B	Class A	Class B
Basic and diluted net (loss) income per share:
Numerator:
Allocation of net (loss) income including accretion of temporary equity	$1,925,763	$2,450,971	$5,590,582	$1,397,645
Allocation of accretion of temporary equity to redemption value	(7,233,917)	—	386,945	—

Allocation of net (loss) income	$(5,308,154)	$2,450,971	$5,977,527	$1,397,645

Denominator:
Weighted-average shares outstanding	5,489,734	6,900,000	27,600,000	6,900,000
Basic and diluted net (loss) income per share	$(0.97)	$0.36	$0.22	$0.20

Net (loss) income per share is computed by dividing net (loss) income by the weighted average number of ordinary shares outstanding during the period. The Company has not considered the effect of the 27,840,000 ordinary shares issuable upon exercise of the Public Warrants and Private Placement Warrants in the calculation of diluted loss per share, since the exercise of such warrants are contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive.
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
and will recognize changes in redemption value in additional paid-in
capital (or accumulated deficit in the absence of additional paid-in
capital) immediately as they occur. The Company recorded accretion of $712,810 and $2,001,043 in accumulated deficit for three and six months ended June 30, 2023, respectively, and $368,774 and $389,082 in accumulated deficit for the three and six months ended June 30, 2022, respectively. For the period ended June 30, 2023, the Company recorded redemption of $255,875,758 and $695,173 was deposited in the Trust Account for extension funding.
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
FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of June 30, 2023 and December 31, 2022.
The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with Cayman income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s unaudited condensed financial statements. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of June 30, 2023 and December 31, 2022, there were no unrecognized tax benefits and no amounts were accrued for the payment of interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.
Recent Accounting Pronouncements
Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.

Note 3 — Related Party Transactions
Promissory Notes — Related Party
On April 27, 2021, the Sponsor agreed to loan the Company up to $300,000 to be used for a portion of the expenses of the Public Offering. The Company borrowed a total of $262,268. This loan was non-interest
bearing, unsecured and due at the earlier of December 31, 2021 or the closing of the Public Offering. The loan was to be repaid upon the closing of the Public Offering out of the offering proceeds not held in the Trust Account. In connection with the closing of the Public Offering, the Company paid down $90,922 of the outstanding balance. As of June 30, 2023 and December 31, 2022, the Company had $171,346 outstanding under the promissory note. The Sponsor has agreed to defer repayment of the loan until the close of the Business Combination, respectively.
On April 5, 2023, the Company issued an unsecured promissory note (the “Note”) in the principal amount of up to $1,500,000 to the Sponsor, which may be drawn down by the Company from time to time prior to the consummation of the Company’s Business Combination. The Note does not bear interest, matures on the date of consummation of the Business Combination and is subject to customary events of default. As of June 30, 2023, the Company had $515,862 outstanding under the Note.
Working Capital Loans
In order to finance transaction costs in connection with an intended Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes the initial Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants. As of June 30, 2023 and December 31, 2022, the Company had no borrowings under the Working Capital Loans.
Office Space, Secretarial and Administrative Services
Through the earlier of consummation of the initial Business Combination and the liquidation, the Company incurs $10,000 per month for office space, utilities, secretarial support and administrative services provided by the Sponsor.

For the three and six months ended June 30, 2023 and 2022, the Company has incurred
$30,000 and $60,000,
respectively. No amounts have been paid for these services. As of June 30, 2023 and December 31, 2022, the Company reported on the balance sheets
 $135,000 and $120,000, respectively, pursuant to this agreement, in “Due to related party”.
Note 4 — Prepaid Expenses
The Company’s prepaid expenses as of June 30, 2023 and December 31, 2022 primarily consisted of insurance.

	June 30, 2023	December 31, 2022

Prepaid insurance	$3,515	$26,081
Other prepaid expenses	10,112	5,029

	$13,627	$31,110

Note 5 — Accounts Payable and Accrued Expenses
The Company’s accounts payable and accrued expenses as of June 30, 2023 and December 31, 2022 primarily consisted of legal accruals.

	June 30, 2023	December 31, 2022
Legal accrual	$4,435,086	$1,705,049
Other payables and expenses	229,453	161,943

	$4,664,539	$1,866,992

Note 6 — Commitments & Contingencies
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
Underwriting Agreement
The underwriters were entitled to a deferred underwriting commission of 3.5% of the gross proceeds of the Public Offering upon the completion of the Company’s initial Business Combination. In April 2023, t he

underwriters waived any right to receive the deferred underwriting commission and will therefore receive no additional underwriting commissions in connection with the Closing. As a result, the Company recognized $
425,040
of income and $
9,234,960
was recorded to accumulated deficit in relation to the reduction of the deferred underwriter fee. As of June 30, 2023 and December 31, 2022, the deferred underwriting fee is $
0
and $
9,660,000
, respectively.

To account for the waiver of the deferred underwriting fee, the Company analogized to the SEC staff’s guidance on accounting for reducing a liability for “trailing fees”. Upon the waiver of the deferred underwriter fee, the Company reduced the deferred underwriter liability to $0 and reversed the previously recorded cost of issuing the instruments in the IPO, which included recognizing a contra-expense of $425,040, which is the amount previously allocated to liability classified warrants and expensed upon the IPO, and reduced the accumulated deficit and increased income available to Class B ordinary shares by $9,234,960, which was previously allocated to the Class A ordinary shares subject to redemption and accretion recognized at the IPO date.
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
At the Closing, ESGEN will contribute to OpCo (1) all of its assets (excluding its interests in OpCo, but including the amount of cash in the Trust Account as of immediately prior to the Closing (after giving effect to the exercise of redemption rights by any ESGEN shareholders)), and (2) a number of newly issued shares of Class V common stock of ESGEN, par value $0.0001 per share, which will generally have only voting rights (the “ESGEN Class V Common Stock”), equal to the number of Seller OpCo Units (as defined in the Business Combination Agreement) (the “Seller Class V Shares”) and (y) in exchange, OpCo shall issue to ESGEN (i) a number of common units of OpCo (the “OpCo Units”) which shall equal the number of total shares of ESGEN Class A Common Stock issued and outstanding immediately after the Closing and (ii) a number of warrants to purchase OpCo Units which shall equal the number of SPAC Warrants issued and outstanding immediately after the Closing (the transactions described above in this paragraph, the “ESGEN Contribution”). Immediately following the ESGEN Contribution, (x) the Sellers will contribute to OpCo the Sunergy Company Interests and (y) in exchange therefor, OpCo will transfer to the Sellers the Seller OpCo Units and the Seller Class V Shares.
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
Note
7
 — Warrant Liabilities
The Company accounts for the 27,840,000 warrants issued in connection with the Public Offering (13,800,000 Public Warrants and 14,040,000 Private Placement Warrants) in accordance with the guidance contained in ASC Topic
815-40.
Such guidance provides that because the warrants do not meet the criteria for equity treatment thereunder, each warrant must be recorded as a liability. Accordingly, the Company classifies each warrant as a liability at its fair value. This liability is subject to remeasurement at each balance sheet date.
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
The Company has agreed that as soon as practicable, but in no event later than 20 business days after the closing of the initial Business Combination, it will use its commercially reasonable efforts to file with the SEC a post-

effective amendment to the registration statement of which this prospectus forms a part or a new registration statement for the registration, under the Securities Act, of the Class A ordinary shares issuable upon exercise of the warrants, and the Company will use its commercially reasonable efforts to cause the same to become effective within 60 business days after the closing of the initial Business Combination, and to maintain the effectiveness of such registration statement and a current prospectus relating to those Class A ordinary shares until the warrants expire or are redeemed, as specified in the warrant agreement; provided that if the Class A ordinary shares are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Public Warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elect, it will not be required to file or maintain in effect a registration statement, but the Company will use its commercially reasonably efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available. The “fair market value” as used in this paragraph shall mean the volume weighted average price of the Class A ordinary shares for the 10 trading days ending on the trading day prior to the date on which the notice of exercise is received by the warrant agent. If a registration statement covering the Class A ordinary shares issuable upon exercise of the warrants is not effective by the 60th day after the closing of the initial Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption, but it will use its commercially reasonably efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available. In such event, each holder would pay the exercise price by surrendering the warrants for that number of Class A ordinary shares equal to the lesser of (A) the quotient obtained by dividing (x) the product of the number of Class A ordinary shares underlying the warrants, multiplied by the excess of the “fair market value” (defined below) less the exercise price of the warrants by (y) the fair market value and (B) 0.361. The “fair market value” as used in this paragraph shall mean the volume weighted average price of the Class A ordinary shares for the 10 trading days ending on the trading day prior to the date on which the notice of exercise is received by the warrant agent.
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
Note
8
 — Recurring Fair Value Measurements
As of June 30, 2023 and December 31, 2022, investments held in the Trust Account are determined by Level 1 inputs utilizing quoted prices (unadjusted) in active markets for identical assets.
The Company’s Public Warrants are traded on the Nasdaq. As such, the Public Warrant valuation is based on unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access. The fair value of the Public Warrant liabilities is classified within Level 1 of the fair value hierarchy.
At June 30, 2023 and December 31, 2022, the Company considers the Private Warrants to be economically equivalent to the Public Warrants. As such, the valuation of the Public Warrants was used to value the Private Warrants. The fair value of the Private Warrant liabilities is classified within Level 2 of the fair value hierarchy.
The following tables presents fair value information as of June 30, 2023 and December 31, 2022 of the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

June 30, 2023	Level 1	Level 2	Level 3	Total
Assets:
Marketable securities held in Trust Account	$31,631,853	$—	$—	$31,631,853
Liabilities:
Public Warrants	1,015,680	—	—	1,015,680
Private Warrants	—	1,033,344	—	1,033,344

Total liabilities	$966,000	$982,800	$—	$1,948,800

December 31, 2022	Level 1	Level 2	Level 3	Total
Assets:
Marketable securities held in Trust Account	$285,506,568	$—	$—	$285,506,568
Liabilities:
Public Warrants	394,680	—	—	394,680
Private Warrants	—	401,544	—	401,544

Total liabilities	$394,680	$401,544	$—	$796,224

There were no transfers to or from Levels 1, 2 or 3.

Note
9
 — Shareholders’ Deficit
Preference shares
—The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 and with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2023 and December 31, 2022, there were no preference shares issued or outstanding.
Class
 A ordinary shares
—The Company is authorized to issue 250,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of June 30, 2023 and December 31, 2022, there were no Class A ordinary shares issued or outstanding other than the 2,896,555 and 27,600,000 Class A ordinary shares subject to possible redemption that are accounted for outside of the shareholders’ deficit section of the condensed balance sheets, respectively.
Class
 B ordinary shares
—The Company is authorized to issue 25,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders are entitled to one vote for each share of Class B ordinary shares. As of June 30, 2023 and December 31, 2022, there were 6,900,000 Class B ordinary shares issued and outstanding.
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
20
% of the total number of shares to be outstanding prior to the initial Business Combination.

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

On January 18, 2023, the Company held an extraordinary general meeting of shareholders (the “Meeting”) to consider and vote upon, among other things, a proposal to amend the Company’s amended and restated memorandum and articles of association (the “Charter Amendment”) to (i) extend the date by which the Company must consummate its initial business combination (the “Termination Date”) from January 22, 2023 to April 22, 2023 and (ii) in the event that the Company has not consummated an initial business combination by April 22, 2023, to allow the Company, by resolution of the Company’s board of directors (the “Board”) and, without any approval of the Company’s shareholders, upon five days’ advance notice prior to each Additional Extension, to extend the Termination Date up to six times (with each such extension being upon five days’ advance notice), each by one additional month (for a total of up to six additional months to complete a business combination) (each, an “Additional Extension” and such date, an “Additional Extension Date”), provided that the Sponsor or the Sponsor’s affiliates or permitted designees will deposit into the Trust Account for each Additional Extension Date the lesser of (a) US $140,000 or (b) $0.04 for each Public Share that is then-outstanding, in exchange for one or more non-interest bearing, unsecured promissory notes issued by the Company to the Sponsor or the Sponsor’s affiliates or permitted designees (the “Lenders” and each a “Lender”). In connection with the vote to approve the Charter Amendment, the holders of 24,703,445 Class A ordinary shares properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.35 per share, for an aggregate redemption amount of $255,875,758. The Company’s current Additional Extension Date as of the date hereof is August 22, 2023.

On April 19, 2023, the Company entered into a Business Combination Agreement, by and among the Company, ESGEN OpCo, LLC, a Delaware limited liability company and wholly-owned subsidiary of ESGEN (“OpCo”), Sunergy Renewables, LLC, a Nevada limited liability company (“Sunergy”), the Sunergy equity holders set forth on the signature pages thereto (collectively, “Sellers” and each, a “Seller”, and collectively with Sunergy, the “Sunergy Parties”), for limited purposes, the Sponsor, and for limited purposes, Timothy Bridgewater, an individual, in his capacity as the Sellers Representative (the “Business Combination Agreement”).

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

At the Closing, ESGEN will contribute to OpCo (1) all of its assets (excluding its interests in OpCo, but including the amount of cash in the Trust Account as of immediately prior to the Closing (after giving effect to the exercise of redemption rights by any ESGEN shareholders)), and (2) a number of newly issued shares of Class V common stock of ESGEN, par value $0.0001 per share, which will generally have only voting rights (the “ESGEN Class V Common Stock”), equal to the number of Seller OpCo Units (as defined in the Business Combination Agreement) (the “Seller Class V Shares”) and (y) in exchange, OpCo shall issue to ESGEN (i) a number of common units of OpCo (the “OpCo Units”) which shall equal the number of total shares of ESGEN Class A Common Stock issued and outstanding immediately after the Closing and (ii) a number of warrants to purchase OpCo Units which shall equal the number of SPAC Warrants issued and outstanding immediately after the Closing (the transactions described above in this paragraph, the “ESGEN Contribution”). Immediately following the ESGEN Contribution, (x) the Sellers will contribute to OpCo the Sunergy Company Interests and (y) in exchange therefor, OpCo will transfer to the Sellers the Seller OpCo Units and the Seller Class V Shares.

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

On April 5, 2023, the Company issued an unsecured promissory note (the “Note”) in the principal amount of up to $1,500,000 to the Sponsor, which may be drawn down by the Company from time to time prior to the consummation of the Company’s Business Combination. The Note does not bear interest, matures on the date of consummation of the Business Combination and is subject to customary events of default. As of June 30, 2023, there was approximately $515,862 outstanding under the Note.

Results of Operations

All of our activity from April 19, 2021 (inception) through June 30, 2023, was in preparation for our initial public offering, and since our initial public offering, including the effectuation of the Charter Amendment and the negotiation and entry into the Business Combination Agreement. We will not generate any operating revenues until the closing and completion of our initial Business Combination.

For the three months ended June 30, 2023, we had a net loss of $1,411,072, which consisted of a change in fair value of warrant liabilities of $378,624 and operating costs of $1,822,712, partially offset by interest income from marketable securities held in the Trust Account of $365,224 and recovery of offering costs allocated to warrants of $425,040.

For the three months ended June 30, 2022, we had a net income of $1,494,631, which consisted of a gain on change in fair value of warrant liabilities of $1,527,600, interest income from marketable securities held in Trust Account of $368,774, offset by operating costs of $401,743.

For the six months ended June 30, 2023, we had a net loss of $2,857,183, which consisted of a change in fair value of warrant liabilities of $1,252,800 and operating costs of $3,335,293, partially offset by interest income from marketable securities held in the Trust Account of $1,305,870 and recovery of offering costs allocated to warrants of $425,040.

For the six months ended June 30, 2022, we had a net income of $7,375,172, which consisted of a gain on change in fair value of warrant liabilities of $8,262,960, interest income from marketable securities held in Trust Account of $386,945, offset by formation and operating costs of $1,274,733.

Liquidity and Capital Resources

As of June 30, 2023, we had cash of $50,193 and owe $4,664,539 in accounts payable and accrued expenses and an additional $996,401 payable to related parties.

Prior to the completion of our initial public offering, our liquidity needs had been satisfied through a capital contribution from the sponsor of $25,000 and a loan to us of up to $300,000 by our sponsor under an unsecured promissory note, which had an outstanding balance of $171,346 at June 30, 2023 and December 31, 2022. The Sponsor has agreed to defer repayment of the loan until the close of the Business Combination. On April 5, 2023, we issued an unsecured promissory note (the “Note”) in the principal amount of up to $1,500,000 to our Sponsor, which may be drawn down by us from time to time prior to the consummation of the initial Business Combination. As of June 30, 2023, there was approximately $515,862 outstanding under the Note.

In addition, in order to finance transaction costs in connection with a business combination, our Sponsor, an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to, provide us Working Capital Loans. As of June 30, 2023 and December 31, 2022, there were no amounts outstanding under any Working Capital Loans.

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

In connection with the company’s assessment of going concern considerations in accordance with ASC Subtopic 205-40, “Presentation of Financial Statements – Going Concern”, the company has until August 22, 2023 (unless extended as described above) to consummate a Business Combination. If a Business Combination is not consummated by this date and an Additional Extension not obtained, there will be a mandatory liquidation and subsequent dissolution of the company. It is uncertain whether the Company will be able to consummate a Business Combination by this time. Management has determined that the mandatory liquidation, should a Business Combination not occur, and an extension is not obtained, as well as the potential for us to have insufficient funds available to operate our business prior to a Business Combination, and potential subsequent dissolution, raises substantial doubt about the Company’s ability to continue as a going concern. It is uncertain whether the company will be able to consummate a Business Combination or obtain an Additional Extension by this time. No adjustments have been made to the carrying amounts of assets or liabilities should the company be required to liquidate after August 22, 2023 (unless extended as described above).

Contractual Obligations

Other than the below, we do not have any long-term debt obligations, capital lease obligations, operating lease obligations, purchase obligations or long-term liabilities.

Underwriting Agreement

The IPO underwriters were entitled to a deferred underwriting commission of 3.5% of the gross proceeds of our IPO upon the completion of our initial Business Combination. In April 2023, the IPO underwriters waived any right to receive such deferred underwriting commissions and will therefore receive no additional underwriting commissions in connection with the Closing.

Office Space, Secretarial and Administrative Services

Through the earlier of consummation of the initial Business Combination or the liquidation, the Company incurs $10,000 per month for office space, utilities, secretarial support and administrative services provided by the Sponsor. For the three and six months ended June 30, 2023, the Company incurred $30,000 and $60,000, respectively, pursuant to this agreement. For the three and six months ended June 30, 2023, the Company incurred $30,000 and $60,000, respectively, pursuant to this agreement. No amounts have been paid for these services. As of June 30, 2023 and December 31, 2022, the Company reported on the balance sheets $135,000 and $120,000, respectively, pursuant to this agreement, in “Due to related party”.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and are not required to provide the information otherwise required under this item. As of June 30, 2023, we were not subject to any market or interest rate risk. The net proceeds of the Public Offering, including amounts in the Trust Account, were invested in U.S. government securities with a maturity of 185 days or less or in money market funds that meet certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended, that invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

We have not engaged in any hedging activities since our inception, and we do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Quarterly Report, is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our principal executive officer and principal financial and accounting officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of June 30, 2023, pursuant to Rule 13a-15(b) under the Exchange Act and determined that our disclosures controls and procedures were not effective as the material weakness identified as of December 31, 2022 and detailed in our Annual Report on Form 10-K continues to exist as of June 30, 2023. A material weakness, as defined in the SEC regulations, is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities

None

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description

2.1†	Business Combination Agreement, dated as of April 19, 2023, by and among ESGEN, Sunergy, the Sellers, OpCo, the Sponsor and Timothy Bridgewater (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on April 20, 2023)

3.1	Amended and Restated Memorandum and Articles of Association (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on October 25, 2021)

3.2	Amendment to the Amended and Restated Articles of Association (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on January 20, 2023)

10.1	Promissory Note in favor of ESGEN LLC, dated April 5, 2023 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on April 7, 2023)

10.2	Amendment to Letter Agreement, dated as of April 19, 2023, by and among ESGEN, the Sponsor and the Insiders party thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on April 20, 2023)

10.3	Initial Subscription Agreement, dated as of April 19, 2023, by and between ESGEN and the Sponsor (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on April 20, 2023)

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

EX-104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished herewith.
†

Certain of the schedules to this exhibit have been omitted in accordance with Regulation S-K Item 601(a)(5). The Registrant agrees to furnish supplementally a copy of all omitted exhibits and schedules to the SEC upon its request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 14, 2023	ESGEN Acquisition Corporation

	By:	/s/ Andrea Bernatova
Andrea Bernatova
Chief Executive Officer

Date: August 14, 2023	ESGEN Acquisition Corporation

	By:	/s/ Nader Daylami
Nader Daylami
Chief Financial Officer