Form 10-Q
period 2023-09-30
ESGEN Acquisition Corp
filed 2023-11-14
CIK 1865506

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report
Pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2023

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☒    No  ☐
As of November
1
4
, 2023, 7,027,632 Class A ordinary shares, par value $0.0001, and 1,280,923 Class B ordinary shares, par value $0.0001, were issued and outstanding.

ESGEN ACQUISITION CORPORATION

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2023

Page
PART 1 – FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)	1
Condensed Balance Sheets as of September 30, 2023 and December 31, 2022	1
Condensed Statements of Operations for the three and nine months ended September 30, 2023 and 2022	2
Condensed Statements of Changes in Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit for the three and nine months ended September 30, 2023 and 2022	3
Condensed Statements of Cash Flows for the nine months ended September 30, 2023 and 2022	4
Notes to Condensed Financial Statements	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	21
Item 3. Quantitative and Qualitative Disclosures about Market Risk	26
Item 4. Control and Procedures	27
PART II – OTHER INFORMATION	27
Item 1. Legal Proceedings	27
Item 1A. Risk Factors	27
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	28
Item 3. Defaults Upon Senior Securities	28
Item 4. Mine Safety Disclosures	28
Item 5. Other Information	28
Item 6. Exhibits	29
SIGNATURES	30

i

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
ESGEN ACQUISITION CORPORATION
CONDENSED BALANCE SHEETS
(UNAUDITED)

	September 30, 2023	December 31, 2022
Assets
Current assets:
Cash	$267,058	$614,767
Prepaid expenses	4,261	31,110

Total current assets	271,319	645,877
Non-current assets:
Marketable securities held in Trust Account	32,393,380	285,506,568

Total assets	$32,664,699	$286,152,445

Liabilities, Redeemable Ordinary Shares and Shareholders’ Deficit
Current liabilities:
Accounts payable and accrued expenses	$5,296,038	$1,866,992
Due to related party	309,193	144,193
Promissory note—related party	1,409,795	171,346

Total current liabilities	7,015,026	2,182,531
Non-current liabilities:
Warrant liabilities	1,002,240	796,224
Deferred underwriters fee	—	9,660,000

Total liabilities	$8,017,266	$12,638,755

Commitments and Contingencies
Class A ordinary shares subject to possible redemption, $0.0001 par value; 2,896,555 and 27,600,000 shares at redemption value as of September 30, 2023 and December 31, 2022, respectively	32,393,380	285,506,568
Shareholders’ Deficit:
Preferred shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Class A shares, $0.0001 par value; 250,000,000 shares authorized; none issued or outstanding (excluding 2,896,555 and 27,600,000 shares subject to possible redemption) as of September 30, 2023 and December 31, 2022, respectively	—	—
Class B shares, $0.0001 par value; 25,000,000 shares authorized; 6,900,000 shares issued and outstanding	690	690
Accumulated deficit	(7,746,637)	(11,993,568)

Total shareholders’ deficit	(7,745,947)	(11,992,878)

Total Liabilities, Redeemable Ordinary Shares and Shareholders’ Deficit	$32,664,699	$286,152,445

The accompanying notes are an integral part of these unaudited condensed financial statements.

ESGEN ACQUISITION CORPORATION
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Legal and professional fees	$707,780	$145,588	$3,752,583	$937,110
Insurance	2,913	133,302	25,479	395,559
Other operating costs	88,307	20,385	296,231	181,339
Operating cost—related party	30,000	30,000	90,000	90,000

Loss from operations	(829,000)	(329,275)	(4,164,293)	(1,604,008)
Other income (expense):
Dividends earned on marketable securities held in Trust Account	413,940	1,245,745	1,719,810	1,632,690
Recovery of offering costs related to the IPO allocated to warrants	—	—	425,040	—
Change in fair value of warrant liabilities	1,046,784	3,345,600	(206,016)	11,608,560

Total other income, net	1,460,724	4,591,345	1,938,834	13,241,250

Net income (loss)	$631,724	$4,262,070	$(2,225,459)	$11,637,242

Basic and diluted weighted average shares outstanding of Class A ordinary shares	2,896,555	27,600,000	4,615,842	27,600,000

Basic and diluted net income (loss) per share, Class A	$0.25	$0.13	$(1.03)	$0.35

Basic and diluted weighted average shares outstanding of Class B ordinary shares	6,900,000	6,900,000	6,900,000	6,900,000

Basic and diluted net income (loss) per share, Class B	$(0.01)	$0.09	$0.37	$0.29

The accompanying notes are an integral part of these unaudited condensed financial statements.

ESGEN ACQUISITION CORPORATION
CONDENSED STATEMENTS OF CHANGES IN ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT
(UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023

	Class A ordinary shares subject to possible redemption		Class B ordinary shares		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Deficit
	Shares	Amount	Shares	Amount
Balance as of December 31, 2022	27,600,000	$285,506,568	6,900,000	$690	$—	$(11,993,568)	$(11,992,878)
Accretion of ordinary shares subject to possible redemption	—	1,288,233	—	—	—	(1,288,233)	(1,288,233)
Redemption of Class A ordinary shares subject to possible redemption	(24,703,445)	(255,875,758)	—	—	—	—	—
Net loss	—	—	—	—	—	(1,446,111)	(1,446,111)

Balance as of March 31, 2023	2,896,555	30,919,043	6,900,000	690	—	(14,727,912)	(14,727,222)
Accretion of ordinary shares subject to possible redemption	—	712,810	—	—	—	(712,810)	(712,810)
Waiver of deferred underwriters fee	—	—	—	—	—	9,234,960	9,234,960
Net loss	—	—	—	—	—	(1,411,072)	(1,411,072)

Balance as of June 30, 2023	2,896,555	31,631,853	6,900,000	690	—	(7,616,834)	(7,616,144)
Accretion of ordinary shares subject to possible redemption	—	761,527	—	—	—	(761,527)	(761,527)
Net income	—	—	—	—	—	631,724	631,724

Balance as of September 30, 2023	2,896,555	$32,393,380	6,900,000	$690	$—	$(7,746,637)	$(7,745,947)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022

	Class A ordinary shares subject to possible redemption		Class B ordinary shares		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Deficit
	Shares	Amount	Shares	Amount
Balance as of December 31, 2021	27,600,000	$281,520,000	6,900,000	$690	$—	$(22,341,250)	$(22,340,560)
Accretion of ordinary shares subject to possible redemption	—	20,308	—	—	—	(20,308)	(20,308)
Net income	—	—	—	—	—	5,880,541	5,880,541

Balance as of March 31, 2022	27,600,000	281,540,308	6,900,000	690	$—	(16,481,017)	(16,480,327)
Accretion of ordinary shares subject to possible redemption	—	368,774	—	—	—	(368,774)	(368,774)
Net income	—	—	—	—	—	1,494,631	1,494,631

Balance as of June 30, 2022	27,600,000	281,909,082	6,900,000	690	—	(15,355,160)	(15,354,470)
Accretion of ordinary shares subject to possible redemption	—	1,245,745	—	—	—	(1,245,745)	(1,245,745)
Net income	—	—	—	—	—	4,262,070	4,262,070

Balance as of September 30, 2022	27,600,000	$283,154,827	6,900,000	$690	$—	$(12,338,835)	$(12,338,145)

The accompanying notes are an integral part of these unaudited condensed financial statements.

ESGEN ACQUISITION CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net (loss) income	$(2,225,459)	$11,637,242
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Dividends earned on marketable securities held in Trust Account	—	(1,632,690)
Recovery of offering costs related to the IPO allocated to warrants	(425,040)	—
Change in fair value of warrant liabilities	206,016	(11,608,560)
Changes in current assets and liabilities:
Prepaid expenses	26,849	402,258
Accounts payable and accrued expenses	3,429,046	678,120
Due to related party	165,000	90,000

Net cash provided by (used in) operating activities	1,176,412	(433,630)

Cash flows from investing activities:
Reinvestment of marketable securities held in Trust Account	(1,719,810)	—
Extension funding of Trust Account	(1,042,760)	—
Cash withdrawn from Trust Account in connection with redemption	255,875,758	—

Net cash provided by investing activities	253,113,188	—

Cash flows from financing activities:
Redemption of Class A ordinary shares subject to possible redemption	(255,875,758)	—
Proceeds from note payable-related party	1,238,449	—

Net cash used in financing activities	(254,637,309)	—

Net change in cash	(347,709)	(433,630)
Cash, beginning of the period	614,767	1,323,903

Cash, end of the period	$267,058	$890,273

Supplemental disclosure of cash flow information:
Change in value of Class A ordinary shares subject to possible redemption	$2,762,570	$1,634,827
Impact of the waiver of deferred underwriters fee	$9,234,960	$—
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
As of September 30, 2023, the Company had not commenced any operations. All activity for the period from April 19, 2021 (inception) through September 30, 2023, relates to the Company’s formation and the initial public offering (“Public Offering” or “IPO”) described below and since the closing of the IPO, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating
income in the form of interest or dividend income on cash and cash equivalents from the proceeds derived from the Public Offering (as defined below).
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
The Company must complete one or more initial Business Combinations having an aggregate fair market value of at least 80% of the net assets held in the Trust Account (as defined below) (excluding the deferred underwriters fee

and taxes payable on the interest or dividends earned on the Trust Account) at the time of signing a definitive agreement in connection with the initial Business Combination. However, the Company will complete the initial Business Combination only if the post-Business Combination company in which its public shareholders own shares will own or acquire 50% or more of the outstanding voting securities of the target or is otherwise not required to register as an investment company under the Investment Company Act (the “Investment Company Act”). There is no assurance that the Company will be able to complete a Business Combination successfully.
Following the closing of the IPO on October 22, 2021, $281,520,000 ($10.20 per Unit) from the net proceeds sold in the IPO, including proceeds of the sale of the Private Placement Warrants, was deposited in a trust account (“Trust Account”) and, until October 16, 2023, was only invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. To mitigate the risk of being deemed to have been operating as an unregistered investment company under the Investment Company Act, on October 16, 2023, the Company instructed the Trustee with respect to the Trust Account, to liquidate the U.S. government securities or money market funds held in the Trust Account and thereafter to hold all funds in the Trust Account in demand deposits (i.e., in one or more bank accounts) until the earliest of ESGEN’s completion of an initial business combination or J anuary 22, 2024 (unless extended as described below), as applicable.
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
The Company will provide its public shareholders with the opportunity to redeem all or a portion of their Class A ordinary shares upon the completion of its initial Business Combination at a per-share
price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account calculated as of two business days prior to the consummation of the initial Business Combination, including interest or dividends earned on the funds held in the Trust Account and not previously released to the Company to pay its income taxes, if any, divided by the number of then-outstanding public shares, subject to the limitations described herein. The amount in the Trust Account is initially $10.20 per public share. The per share amount the Company will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriters fee

the Company will pay to the underwriters.
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
The Company has until
January 22, 2024 (unless extended as described below),
as
 described in Note 10, to consummate the initial Business Combination. If the Company has not consummated the initial Business Combination within the Combination Period, the Company will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share
price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest or dividends earned on the funds held in the Trust Account and not previously released to the Company to pay its income taxes, if any (less up to $100,000 of interest or dividends to pay winding up and dissolution expenses) divided by the number of the then-outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and its board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii), to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

On January 18, 2023, the Company held an extraordinary general meeting of shareholders to consider and vote upon, among other things, a proposal to amend the Company’s amended and restated memorandum and articles of association (the “First Extension Charter Amendment”) to (i) extend the date by which the Company must consummate its initial Business Combination (the “Termination Date”) from January 22, 2023 to April 22, 2023 and (ii) in the event that the Company has not consummated an initial business combination by April 22, 2023, to allow the Company, by resolution of the Company’s board of directors (the “Board”) and, without any approval of the Company’s shareholders, upon five days’ advance notice prior to each Additional Extension, to extend the Termination Date up to six times (with each such extension being upon five days’ advance notice), each by one additional month (for a total of up to six additional months to complete a business combination) (each, an “Additional Extension” and such date, the “Additional Extension Date”), provided that the Sponsor or the Sponsor’s affiliates or permitted designees will deposit into the Trust Account for each Additional Extension Date the lesser of (a) $140,000 or (b) $0.04 for each Public Share that is then-outstanding, in exchange for one or more non-interest bearing, unsecured promissory notes issued by the Company to the Sponsor or the Sponsor’s affiliates or permitted designees (the “Lenders” and each a “Lender”). In connection with the vote to approve the First Extension Charter Amendment, the holders of 24,703,445 Class A ordinary shares properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.35 per share, for an aggregate redemption amount of approximately $255,875,758.
The Sponsor and each member of the management team have entered into an agreement with the Company, pursuant to which they have agreed to (i) waive their redemption rights with respect to their Founder Shares; (ii) waive their redemption rights with respect to their Founder Shares and public shares in connection with a shareholder vote to approve an amendment to the Company’s amended and restated memorandum and articles of association (A) that would modify the substance or timing of the Company’s obligation to provide holders of the Class A ordinary shares the right to have their shares redeemed in connection with the initial Business Combination or to redeem
100
% of the public shares if the Company did not complete its initial Business Combination within
15
months from the closing of the Public Offering (which was extended pursuant to shareholder approval of the Charter Amendment) or (B) with respect to any other provision relating to the rights of holders of the Company’s Class A ordinary shares and (iii) waive their rights to liquidating distributions from the Trust Account with respect to any Founder Shares they hold if the Company fails to consummate an initial Business Combination within Combination Period.
The Sponsor has agreed that it will be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company (other than the Company’s independent registered public accounting firm), or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amounts in the Trust Account to below the lesser of (i) $10.00 per public share and (ii) the actual amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account if less than $10.00 per public share due to reductions in the value of the Trust Account, in each case net of the interest or dividends that may be withdrawn to pay the Company’s income tax obligations, provided that such liability will not apply to any claims by a third party or prospective target business that executed a waiver of any and all rights to seek access to the Trust Account nor will it apply to any claims under the Company’s indemnity of the underwriters of the Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). In the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. However, the Company has not asked the Sponsor to reserve for such indemnification obligations, nor has the Company independently verified whether the Sponsor has sufficient funds to satisfy its indemnity obligations and the Company believe that the Sponsor’s only assets are securities of the Company. Therefore, the Company cannot assure you that the Sponsor would be able to satisfy those obligations. None of the Company’s officers or directors will indemnify the Company for claims by third parties including, without limitation, claims by vendors and prospective target businesses.
On October 20, 2023, at the Company’s extraordinary general meeting, the shareholders approved, among other proposals, (i) (a) the extension (such proposal, the “Extension Proposal”) of the time period the Company has to complete an initial Business Combination from October 22, 2023 to January 22, 2024 (the “Charter Amendment”) and (b) in the event that the Company has not consummated an initial Business Combination by January 22, 2024, to allow the Company, by resolution of the Board and, without any approval of the Company’s shareholders, upon five days’ advance notice prior to each Additional Extension, to complete six Additional Extensions, provided that the Sponsor or the Sponsor’s affiliates or permitted designees will deposit into the Trust Account for each Additional Extension Date the lesser of (x) $35,000 or (y) $0.0175 for each Public Share that is then-outstanding, in exchange for one or more non-interest bearing, unsecured promissory notes issued by a Lender, and (ii) the amendment of the Company’s amended and restated memorandum and articles of association to change certain provisions which restrict the Class B ordinary shares, par value $0.0001, of the Company (the “Class B ordinary shares”) from converting to Class A ordinary shares, par value $0.0001 (the “Class A ordinary shares”) prior to the consummation of an initial
Business Combination (such proposal, the “Conversion Proposal”).

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
In connection with the approval of the Conversion Proposal at the Meeting and the adoption of the Charter Amendment, the Sponsor converted all of its 5,619,077 Class B ordinary shares into Class A ordinary shares (the “Sponsor Share Conversion”). As a result of the Sponsor Share Conversion and redemptions made in connection with the Extension Proposal and Conversion Proposal, 7,027,632 Class A ordinary shares remain outstanding. Notwithstanding the Sponsor Share Conversion, the Sponsor will be not entitled to receive any funds held in the Trust Account with respect to any Class A ordinary shares issued to the Sponsor as a result of the Sponsor Share Conversion and no additional amounts will be deposited into the Trust Account in respect of shares of Class A ordinary shares held by the Sponsor in connection with the extension of the Termination Date to the Extended Date or any Additional Extension Dates.
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
Going Concern
As of September 30, 2023, the Company had $267,058 in cash held outside of the Trust Account and owes $5,296,038 in accounts payable and accrued expenses and $1,718,988 to related parties. The Company anticipates that the cash held outside of the Trust Account as of September 30, 2023 will not be sufficient to allow the Company to operate for at least the next 12 months from the issuance of the financial statements, assuming that a Business Combination is not consummated during that time. The Company has incurred and expects to continue to incur significant costs in pursuit of its acquisition plans.
In connection with the Company’s assessment of going concern considerations in accordance with ASC Subtopic
205-40,
“Presentation of Financial Statements – Going Concern”, the Company has until January 22, 2024 to consummate a Business Combination. If a Business Combination is not consummated by this date and an Additional Extension not obtained, there will be a mandatory liquidation and subsequent dissolution of the Company. It is uncertain whether the Company will be able to consummate a Business Combination by this time. Management has determined that the mandatory liquidation, should a Business Combination not occur, and an extension is not obtained, as well as the potential for us to have insufficient funds available to operate our business prior to a Business Combination, raises substantial doubt about the Company’s ability to continue as a going concern.

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
which contains the initial audited financial statements and notes thereto for the period ended December 31, 2022, as filed with the SEC on March 31, 2023. The interim results for the three and nine months ended September 30, 2023 are not necessarily indicative of the results to be expected for the period ending December 31, 2023 or for any future interim periods.
The breakout of loss from operations on the condensed statement of operations for the three and nine months ended September 30, 2022, has been revised to conform to the current presentation. This presentation did not impact any other financial statement line items.
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

Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of September 30, 2023 and December 31, 2022, respectively.
Marketable Securities Held in Trust Account
Substantially all of the assets held in the Trust Account were held in U.S. Money Market Funds. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in investment income on marketable securities held in Trust Account in the accompanying statements of operations. The estimated fair values of investments held in Trust Account are determined using available market information.
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
Warrant Liabilities
The Company accounts for the Public and Private Placement warrants issued in connection with the Public Offering in accordance with the guidance contained in ASC Topic
815-40
and ASC Topic 480. Such guidance provides that because the warrants do not meet the criteria for equity treatment thereunder, each warrant must be recorded as a liability. Accordingly, the Company will classify each warrant as a liability at its fair value. These liabilities are subject to re-measurement
at each balance sheet date. With each such
re-measurement,
the warrant liabilities will be adjusted to fair value, with the change in fair value recognized in the Company’s statements of operations.

Net Income (Loss) Per Ordinary Share
The Company has two classes of shares, which are referred to as redeemable Class A ordinary shares and non-redeemable
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
The earnings per share presented in the statement of operations is based on the following:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022

Net income (loss)	$631,724	$4,262,070	$(2,225,459)	$11,637,242
Accretion of temporary equity to redemption value	(761,527)	(1,245,745)	6,472,390	(1,632,690)

Net income including accretion of temporary equity to redemption value	$(129,803)	$3,016,325	$4,246,931	$10,004,552

	For the Three Months Ended September 30,
	2023		2022
	Redeemable Class A	Non-redeemable Class B	Redeemable Class A	Non-redeemable Class B

Basic and diluted net income (loss) per share:
Numerator:
Allocation of net income including accretion of temporary equity	$(38,941)	$(90,861)	$2,413,060	$603,265
Allocation of accretion of temporary equity to redemption value	761,527	—	1,245,745	—

Allocation of net income (loss)	$722,586	$(90,861)	$3,658,805	$603,265

Denominator:
Weighted-average shares outstanding	2,896,555	6,900,000	27,600,000	6,900,000
Basic and diluted net income (loss) per share	$0.25	$(0.01)	$0.13	$0.09

	For the Nine Months Ended September 30,
	2023		2022
	Redeemable Class A	Non-redeemable Class B	Redeemable Class A	Non-redeemable Class B

Basic and diluted net (loss) income per share:
Numerator:
Allocation of net income including accretion of temporary equity	$1,698,772	$2,548,159	$8,003,642	$2,000,910
Allocation of accretion of temporary equity to redemption value	(6,472,390)	—	1,632,690	—

Allocation of net (loss) income	$(4,773,618)	$2,548,159	$9,636,332	$2,000,910

Denominator:
Weighted-average shares outstanding	4,615,842	6,900,000	27,600,000	6,900,000
Basic and diluted net (loss) income per share	$(1.03)	$0.37	$0.35	$0.29

Net income (loss) per share is computed by dividing net income (loss) by the weighted average number of ordinary shares outstanding during the period. The Company has not considered the effect of the 27,840,000 ordinary shares issuable upon exercise of the Public Warrants and Private Placement Warrants in the calculation of diluted income (loss) per share, since th
e exercise of such warrants are contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive.
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
and recognizes changes in redemption value in additional
paid-in
capital (or accumulated deficit in the absence of additional paid-in
capital) immediately as they occur. The Company recorded accretion of $761,527 and $2,762,570 in accumulated deficit for three and nine months ended September 30, 2023, respectively, and $1,245,745 and $1,634,827 in accumulated deficit for the three and nine months ended September 30, 2022, respectively. For the period ended September 30, 2023, the Company recorded redemption of $255,875,758 and $1,042,760 was deposited in the Trust Account for extension funding.
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
ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of September 30, 2023 and December 31, 2022.
The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with Cayman income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s unaudited condensed financial statements. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of September 30, 2023 and December 31, 2022, there were no unrecognized tax benefits and no amounts were accrued for the payment of interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.
Recent Accounting Pronouncements
Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.

Note 3 — Related Party Transactions
Promissory Notes — Related Party
On April 27, 2021, the Sponsor agreed to loan the Company up to $300,000 to be used for a portion of the expenses of the Public Offering. The Company borrowed a total of $262,268. This loan was non-interest
bearing, unsecured and due at the earlier of December 31, 2021 or the closing of the Public Offering. The loan was to be repaid upon the closing of the Public Offering out of the offering proceeds not held in the Trust Account. In connection with the closing of the Public Offering, the Company paid down $90,922 of the outstanding balance. As of September 30, 2023 and December 31, 2022, the Company had $171,346 outstanding under the promissory note and as is included on the balance sheet as promissory note
—
related party. The Sponsor has agreed to defer repayment of the loan until the close of the Business Combination.
On April 5, 2023, the Company issued an unsecured promissory note (the “Note”) in the principal amount of up to $1,500,000 to the Sponsor, which may be drawn down by the Company from time to time prior to the consummation of the Company’s Business Combination. The Note does not bear interest, matures on the date of consummation of the Business Combination and is subject to customary events of default. As of September 30, 2023, the Company had $1,238,449 outstanding under the Note and is included on the balance sheet as promissory note
—
related party.
In addition, on October 17, 2023, the Company issued an amended and restated promissory note (the “Restated Note”) in the principal amount of up to $2,500,000 to the Sponsor. The Restated Note amends, restates, replaces and supersedes the Note
 dated April 5, 2023, in the principal amount of $1,500,000. The Restated Note may be drawn down by the Company from time to time prior to the consummation of the Company’s initial Business Combination. The Restated Note does not bear interest, matures on the date of consummation the Business Combination and is subject to customary events of default. The Restated Note will be repaid only to the extent that the Company has funds available to it outside of its Trust Account (see Note 10).
Working Capital Loans
In order to finance transaction costs in connection with an intended Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes the initial Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants. As of September 30, 2023 and December 31, 2022, the Company had no borrowings under the Working Capital Loans.
Office Space, Secretarial and Administrative Services
Through the earlier of consummation of the initial Business Combination and the liquidation, the Company incurs $10,000 per month for office space, utilities, secretarial support and administrative services provided by the Sponsor. For the three and nine months ended September 30, 2023, the Company has incurred $30,000 and $90,000, respectively. No amounts have been paid for these services. For the three and nine months ended September 30, 2022, the Company incurred $30,000 and $90,000, respectively. No amounts have been paid for these services. As of September 30, 2023 and December 31, 2022, the Company reported on the balance sheets $165,000 and $120,000, respectively, pursuant to this agreement, in “Due to related party”.
Note 4 — Prepaid Expenses
The Company’s prepaid expenses as of September 30, 2023 and December 31, 2022 primarily consisted of the following:

	September 30, 2023	December 31, 2022

Prepaid insurance	$602	$26,081
Other prepaid expenses	3,659	5,029

	$4,261	$31,110

Note 5 — Accounts Payable and Accrued Expense
The Company’s accounts payable and accrued expenses as of September 30, 2023 and December 31, 2022 primarily consisted of legal accruals.

	September 30, 2023	December 31, 2022

Legal accrual	$5,041,722	$1,705,049
Other payables and expenses	254,316	161,943

	$5,296,038	$1,866,992

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
Underwriting Agreement
The underwriters were entitled to a deferred
underwriters fee
of 3.5% of the gross proceeds of the Public Offering upon the completion of the Company’s initial Business Combination. In April 2023, the underwriters waived any right to receive the deferred underwriters fee
and will therefore receive no additional
underwriters fee
in connection with the Closing. As a result, the Company recognized $425,040 of other income on the statement of operations and $9,234,960 was recorded to accumulated deficit on the statements of changes in ordinary shares subject to possible redemption and shareholders’ deficit in relation to the reduction of the deferred underwriter
s
fee. As of September 30, 2023 and December 31, 2022, the deferred underwrit ers
fee is $0 and $9,660,000, respectively.
To account for the waiver of the deferred
underwriters
fee, the Company analogized to the SEC staff’s guidance on accounting for reducing a liability for “trailing fees”. Upon the waiver of the deferred underwriters
fee, the Company reduced the deferred
underwriters fee
to $0 and reversed the previously recorded cost of issuing the instruments in the IPO, which included recognizing a contra-expense of $425,040, which is the amount previously allocated to liability classified warrants and expensed upon the IPO, and reduced the accumulated deficit and increased income available to Class B ordinary shares by $9,234,960, which was previously allocated to the Class A ordinary shares subject to redemption and accretion recognized at the IPO date.
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
In accordance with the terms and subject to the conditions of the Business Combination Agreement, among other things: (i) prior to the consummation of the Business Combination (the “Closing”), each issued and outstanding Class B ordinary share of ESGEN will convert into one Class A ordinary share of ESGEN (the “ESGEN Share Conversion”); and (ii) following the ESGEN Share Conversion but prior to the Closing, ESGEN will, subject to the receipt of the requisite shareholder approval, transfer by way of continuation from the Cayman Islands to the State of Delaware and domesticate as a Delaware corporation (the “Domestication”) and will change its name as to be determined by the parties to the Business Combination Agreement (“New PubCo”).
In connection with the Domestication, (A) each outstanding Class A ordinary share will become one share of Class A common stock, par value $0.0001 per share, of New PubCo (the “New PubCo Class A Common Stock”), (B) each outstanding warrant to purchase one Class A ordinary share (each, an “ESGEN Warrant”) will become a warrant to purchase one share of New PubCo Class A Common Stock at an exercise price of $11.50 per share, and (C) New PubCo will file its certificate of incorporation and will adopt bylaws to serve as its governing documents upon consummation of the Domestication. In connection with the ESGEN Share Conversion and the Domestication, each issued and outstanding unit of ESGEN, each consisting of one Class A ordinary share and one-half
of one ESGEN Warrant (each, an “ESGEN Unit”), that has not been previously separated into the underlying Class A ordinary shares and underlying ESGEN Warrants prior to the Domestication will be cancelled and will entitle the holder thereof to (x) one share of New PubCo Class A Common Stock and
(y)
one-half
of one warrant representing the right to purchase one share of New PubCo Class A Common Stock at an exercise price of $11.50 per share on the terms and subject to the conditions applicable to ESGEN Warrants set forth in the Warrant Agreement, dated as of October 22, 2021, between ESGEN and Continental Stock Transfer & Trust Company (the “Trustee”).

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
The obligation of ESGEN, the Sunergy Parties and OpCo to consummate the Business Combination is subject to certain customary closing conditions, including, but not limited to, (i) the absence of any order, law or other legal restraint or prohibition enacted, issued or promulgated by any court of competent jurisdiction or other governmental entity of competent jurisdiction having the effect of making the Business Combination illegal or otherwise prohibiting the consummation of the Business Combination, (ii) the termination or expiration of any applicable waiting period applicable to the consummation of the Business Combination under the Hart-Scott-Rodino Act, (iii) the effectiveness of the Registration Statement on Form S-4 (the “Registration Statement”) in accordance with the provisions of the Securities Act, registering the ESGEN Class A Common Stock to be issued in connection with the Business Combination Agreement, (iv) receipt of the required approvals of ESGEN’s shareholders at a meeting of the shareholders of ESGEN in connection with the Business Combination, (v) the ESGEN Class A Common Stock to be issued in connection with the Business Combination immediately after Closing shall be listed on Nasdaq and ESGEN will be able to satisfy any continued listing requirements of Nasdaq immediately after Closing, (vi) if the ESGEN shareholders do not approve the Redemption Limitation Amendment (as defined in the Business Combination Agreement), ESGEN having at least $5,000,001 of net tangible assets (as determined in accordance with Rule 3a5-51(g)(1) of the Exchange Act) remaining immediately after any holders of the ESGEN Class A Ordinary Shares exercise their redemption rights, (vii) the members of the post-Business Combination ESGEN board of directors shall have been elected or appointed in accordance with the Business Combination Agreement and (viii) the aggregate transaction proceeds, including from the Trust Account after giving effect to the exercise of redemption rights by any ESGEN shareholders pursuant to the ESGEN amended and restated memorandum and articles of association, as amended, and the proceeds resulting from the Initial PIPE Investment (as defined below) and any financing agreements executed in furtherance of the Business Combination Agreement, shall be greater or equal to $20,000,000.

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
The Business Combination is expected to close in the first quarter of 2024, following the receipt of the required approvals by our shareholders and the fulfillment of other customary closing conditions.
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

The Company has agreed that as soon as practicable, but in no event later than 20 business days after the closing of the initial Business Combination, it will use its commercially reasonable efforts to file with the SEC a post-effective amendment to the registration statement of which this prospectus forms a part or a new registration statement for the registration, under the Securities Act, of the Class A ordinary shares issuable upon exercise of the warrants, and the Company will use its commercially reasonable efforts to cause the same to become effective within 60 business days after the closing of the initial Business Combination, and to maintain the effectiveness of such registration statement and a current prospectus relating to those Class A ordinary shares until the warrants expire or are redeemed, as specified in the warrant agreement; provided that if the Class A ordinary shares are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Public Warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elect, it will not be required to file or maintain in effect a registration statement, but the Company will use its commercially reasonably efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available. The “fair market value” as used in this paragraph shall mean the volume weighted average price of the Class A ordinary shares for the 10 trading days ending on the trading day prior to the date on which the notice of exercise is received by the warrant agent. If a registration statement covering the Class A ordinary shares issuable upon exercise of the warrants is not effective by the 60 th
day after the closing of the initial Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption, but it will use its commercially reasonably efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available. In such event, each holder would pay the exercise price by surrendering the warrants for that number of Class A ordinary shares equal to the lesser of (A) the quotient obtained by dividing (x) the product of the number of Class A ordinary shares underlying the warrants, multiplied by the excess of the “fair market value” (defined below) less the exercise price of the warrants by (y) the fair market value and (B) 0.361. The “fair market value” as used in this paragraph shall mean the volume weighted average price of the Class A ordinary shares for the 10 trading days ending on the trading day prior to the date on which the notice of exercise is received by the warrant agent.
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
These liabilities are
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
Note 8 — Recurring Fair Value Measurements
As of September 30, 2023 and December 31, 2022, investments held in the Trust Account are determined by Level 1 inputs utilizing quoted prices (unadjusted) in active markets for identical assets.
The Company’s Public Warrants are traded on the Nasdaq. As such, the Public Warrant valuation is based on unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access. The fair value of the Public Warrant liabilities is classified within Level 1 of the fair value hierarchy.
At September 30, 2023 and December 31, 2022, the Company considers the Private Warrants to be economically equivalent to the Public Warrants. As such, the valuation of the Public Warrants was used to value the Private Warrants. The fair value of the Private Warrant liabilities is classified within Level 2 of the fair value hierarchy.
The following tables presents fair value information as of September 30, 2023 and December 31, 2022 of the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

	September 30, 2023
	Level 1	Level 2	Level 3	Total

Assets:
Marketable securities held in Trust Account	$32,393,380	$—	$—	$32,393,380
Liabilities:
Public Warrants	496,800	—	—	496,800
Private Warrants	—	505,440	—	505,440

Total liabilities	$496,800	$505,440	$—	$1,002,240

	December 31, 2022
	Level 1	Level 2	Level 3	Total

Assets:
Marketable securities held in Trust Account	$285,506,568	$—	$—	$285,506,568
Liabilities:
Public Warrants	394,680	—	—	394,680
Private Warrants	—	401,544	—	401,544

Total liabilities	$394,680	$401,544	$—	$796,224

There were no transfers to or from Levels 1, 2 or 3 for the three or nine months ended September 30, 2023 or 2022.

Note 9 — Shareholders’ Deficit
Preference shares
— The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 and with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2023 and December 31, 2022, there were no preference shares issued or outstanding.
Class
 A ordinary shares
— The Company is authorized to issue 250,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of September 30, 2023 and December 31, 2022, there were no Class A ordinary shares issued or outstanding other than the 2,896,555 and 27,600,000 Class A ordinary shares subject to possible redemption that are accounted for outside of the shareholders’ deficit section of the condensed balance sheets, respectively.
Class
 B ordinary shares
— The Company is authorized to issue 25,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders are entitled to one vote for each share of Class B ordinary shares. As of September 30, 2023 and December 31, 2022, there were 6,900,000 Class B ordinary shares issued and outstanding.
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
Note 10 — Subsequent Events
Promissory Note
On October 17, 2023, the Company issued the Restated Note in the principal amount of up to $2,500,000 to the Sponsor. The Restated Note amends, restates, replaces and supersedes the Note
dated April 5, 2023. The Restated Note may be drawn down by the Company from time to time prior to the consummation of the Company’s initial Business Combination. The Restated Note does not bear interest, matures on the date of consummation the Business Combination and is subject to customary events of default. The Restated Note will be repaid only to the extent that the Company has funds available to it outside of its Trust Account.
Extraordinary General Meeting
On October 20, 2023, the Company held an extraordinary general meeting of shareholders (the “Meeting”), and approved the Extension Proposal to amend the Company’s amended and restated memorandum and articles of association to: (i) extend from October 22, 2023 to January 22, 2024 (the “Extended Date”), the date by which, if the Company has not consummated a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or similar business combination involving one or more businesses or entities, the Company must: (a) cease all operations except for the purpose of winding up; (b) as promptly as reasonably possible but not more than ten business days thereafter, redeem the shares sold in the Company’s initial public offering (in a redemption that will completely extinguish the rights of the owners of the Public Shares as shareholders (including the right to receive further liquidation distributions, if any)) at a per-share price, payable in cash, equal to (1) the aggregate amount then on deposit in the Trust Account, including interest or dividends earned on the funds held in the Trust Account and not previously released to the Company to pay its income taxes, if any, less up to
 $100,000
of interest or dividends to pay winding up and dissolution expenses (net of any taxes payable), divided by (2) the number of the then-outstanding Public Shares; and (c) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and the Company’s Board, liquidate and dissolve, subject in the case of clauses (b) and (c) to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law, and (ii) in the event that the Company has not consummated an initial Business Combination by the Extended Date, to allow the Company, by resolution of the Board and, without any approval of the Company’s shareholders, upon five days’ advance notice prior to the Extended Date, to extend the Termination Date up to six times (with each such extension being upon five days’ advance notice), each by one additional month (for a total of up to six additional months to complete a business combination), provided that the Company’s Sponsor or the Sponsor’s affiliates or permitted designees will deposit into the Trust Account for each Additional Extension Date the lesser of (a)
 $35,000 or (b) $0.0175 for each Public Share that is then-outstanding, in exchange for one or more non-interest
bearing, unsecured promissory notes issued by the Company to the Lender. If the Company completes its initial Business Combination, it will, at the option of the Lender, repay the amounts loaned under the promissory note(s) or convert a portion or all of the amounts loaned under such promissory note(s) into warrants at a price of $1.00 per warrant, which warrants will be identical to the private placement warrants, each exercisable to purchase one Class A ordinary share at $11.50 per share, subject to adjustment, at a price of $1.00 per warrant issued to the Sponsor at the time of the Company’s initial public offering. If the Company does not complete a business combination by the deadline to consummate an initial Business Combination, such promissory notes will be repaid only from funds held outside of the Trust Account.
Additionally, the shareholders approved a proposal to amend, by special resolution, the Company’s amended and restated memorandum and articles of association to change certain provisions which restrict the Class B ordinary shares from converting to Class A ordinary shares prior to the consummation of an initial Business Combination.
In connection with the vote to approve the above proposals, the holders of 1,488,000 Class A ordinary shares of ESGEN properly exercised their right to redeem their shares for cash at a redemption price of approximately $11.21 per share, for an aggregate redemption amount of $16,679,055.
In connection with the approval of the Extension Proposal at the Meeting and the adoption of the Charter Amendment, the Sponsor contributed into the Trust Account $0.0525 per share for each Class A ordinary share that was not redeemed at the Meeting, for an aggregate contribution of $73,949.
In connection with the approval of the Conversion Proposal at the Meeting and the adoption of the Charter Amendment, the Sponsor converted all of its 5,619,077 Class B ordinary shares into Class A ordinary shares. As a result of the Sponsor Share Conversion and redemptions made in connection with the Extension Proposal and Conversion Proposal, 7,027,632 Class A ordinary shares remain outstanding. Notwithstanding the Sponsor Share Conversion, the Sponsor will be not entitled to receive any funds held in the Trust Account with respect to any Class A ordinary shares issued to the Sponsor as a result of the Sponsor Share Conversion and no additional amounts will be deposited into the Trust Account in respect of shares of Class A ordinary shares held by the Sponsor in connection with the extension of the Termination Date to the Extended Date or any Additional Extension Dates.

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

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report contains, and our officers and representatives may from time to time make, “forward-looking statements” within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by words such as “anticipate,” “intend,” “plan,” “goal,” “seek,” “believe,” “project,” “estimate,” “expect,” “strategy,” “future,” “likely,” “may,” “should,” “will” and similar references to future periods. Examples of forward-looking statements include, among others, statements we make regarding:

•	our ability to select an appropriate target business or businesses;

•	our ability to complete our initial business combination;

•	our expectations around the performance of a prospective target business or businesses;

•	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

•	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination;

•	our potential ability to obtain additional financing to complete our initial business combination;

•	our pool of prospective target businesses;

•	the ability of our officers and directors to generate a number of potential business combination opportunities;

•	our public securities’ potential liquidity and trading;

•	the lack of a market for our securities;

•	the use of proceeds not held in the trust account or available to us from interest or dividend income on the trust account balance;

•	the trust account not being subject to claims of third parties; or

•	our financial performance following our initial public offering.

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

The registration statement for our initial public offering (“initial public offering”, “IPO” or “Public Offering”) was declared effective on October 19, 2021. On October 22, 2021, we consummated our initial public offering of 27,600,000 units (the “Units” and, with respect to the ordinary shares included in the Units being offered, the “Public Shares”) at $10.00 per Unit (which included the full exercise of the underwriters’ over-allotment option), and the sale of 14,040,000 warrants (the “Private Placement Warrants”) each exercisable to purchase one Class A ordinary share at $11.50 per share, at a price of $1.00 per Private Placement Warrant in a private placement to our Sponsor that closed simultaneously with the initial public offering.

Following the closing of our initial public offering on October 22, 2021, $281,520,000 ($10.20 per Unit) from the net proceeds sold in our initial public offering, including proceeds of the sale of the Private Placement Warrants, was deposited in a trust account (“Trust Account”) and, until October 16, 2023, was only invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. To mitigate the risk of being deemed to have been operating as an unregistered investment company under the Investment Company Act, on October 16, 2023, we instructed the Trustee with respect to the Trust Account, to liquidate the U.S. government securities or money market funds held in the Trust Account and thereafter to hold all funds in the Trust Account in demand deposits (i.e., in one or more bank accounts) until the earliest of ESGEN’s completion of an initial business combination or January 22, 2024 (unless extended as described below), as applicable.

Prior to shareholder approval of the First Extension Charter Amendment (as defined below), we had 15 months from the closing of our initial public offering to consummate the initial Business Combination. If we have not consummated the initial Business Combination within the Combination Period, we will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay income taxes, if any (less up to $100,000 of interest or dividends to pay winding up and dissolution expenses) divided by the number of the then-outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii), to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

On January 18, 2023, the Company held an extraordinary general meeting of shareholders to consider and vote upon, among other things, a proposal to amend the Company’s amended and restated memorandum and articles of association (the “First Extension Charter Amendment”) to (i) extend the date by which the Company must consummate its initial Business Combination (the “Termination Date”) from January 22, 2023 to April 22, 2023 and (ii) in the event that the Company has not consummated an initial Business Combination by April 22, 2023, to allow the Company, by resolution of the Company’s board of directors (the “Board”) and, without any approval of the Company’s shareholders, upon five days’ advance notice prior to each Additional Extension, to extend the Termination Date up to six times (with each such extension being upon five days’ advance notice), each by one additional month (for a total of up to six additional months to complete a business combination) (each, an “Additional Extension” and such date, an “Additional Extension Date”), provided that the Sponsor or the Sponsor’s affiliates or permitted designees will deposit into the Trust Account for each Additional Extension Date the lesser of (a) $140,000 or (b) $0.04 for each Public Share that is then-outstanding, in exchange for one or more non-interest bearing, unsecured promissory notes issued by the Company to the Sponsor or the Sponsor’s affiliates or permitted designees (the “Lenders” and each a “Lender”). In connection with the vote to approve the First Extension Charter Amendment, the holders of 24,703,445 Class A ordinary shares properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.35 per share, for an aggregate redemption amount of $255,875,758. The Company currently has until January 22, 2024 (after giving effect to the second extension described below) to complete an initial Business Combination.

On October 20, 2023, the Company held an extraordinary general meeting (the “Meeting”) and approved (i) (a) the extension (such proposal, the “Extension Proposal”) of the time period the Company has to complete an initial Business Combination from October 22, 2023 to January 22, 2024 (the “Charter Amendment”) and (b) in the event that the Company has not consummated an initial Business Combination by January 22, 2024, to allow the Company, by resolution of the Board and, without any approval of the Company’s shareholders, upon five days’ advance notice prior to each Additional Extension, to complete six Additional Extensions, provided that the Sponsor or the Sponsor’s affiliates or permitted designees will deposit into the Trust Account for each Additional Extension Date the lesser of (x) $35,000 or (y) $0.0175 for each Public Share that is then-outstanding, in exchange for one or more non-interest bearing, unsecured promissory notes issued by a Lender, and (ii) the amendment of the Company’s amended and restated memorandum and articles of association to change certain provisions which restrict the Class B ordinary shares, par value $0.0001, of the Company (the “Class B ordinary shares”) from converting to Class A ordinary shares, par value $0.0001 (the “Class A ordinary shares”) prior to the consummation of an initial Business Combination (such proposal, the “Conversion Proposal”).

In connection with the vote to approve the above proposals, the holders of 1,488,000 Class A ordinary shares of ESGEN properly exercised their right to redeem their shares for cash at a redemption price of approximately $11.21 per share, for an aggregate redemption amount of $16,679,055.

In connection with the approval of the Extension Proposal at the Meeting and the adoption of the Charter Amendment, the Sponsor contributed into the Trust Account $0.0525 per share for each Class A ordinary share that was not redeemed at the Meeting, for an aggregate contribution of $73,949.

In connection with the approval of the Conversion Proposal at the Meeting and the adoption of the Charter Amendment, the Sponsor converted all of its 5,619,077 Class B ordinary shares into Class A ordinary shares (the “Sponsor Share Conversion”). As a result of the Sponsor Share Conversion and redemptions made in connection with the Extension Proposal and Conversion Proposal, 7,027,632 Class A ordinary shares remain outstanding. Notwithstanding the Sponsor Share Conversion, the Sponsor will be not entitled to receive any funds held in the Trust Account with respect to any Class A ordinary shares issued to the Sponsor as a result of the Sponsor Share Conversion and no additional amounts will be deposited into the Trust Account in respect of shares of Class A ordinary shares held by the Sponsor in connection with the extension of the Termination Date to the Extended Date or any Additional Extension Dates.

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

In accordance with the terms and subject to the conditions of the Business Combination Agreement, among other things: (i) prior to the consummation of the Business Combination (the “Closing”), each issued and outstanding Class B ordinary share of ESGEN will convert into one Class A ordinary share of ESGEN (the “ESGEN Share Conversion”); and (ii) following the ESGEN Share Conversion but prior to the Closing, ESGEN will, subject to the receipt of the requisite shareholder approval, transfer by way of continuation from the Cayman Islands to the State of Delaware and domesticate as a Delaware corporation (the “Domestication”) and will change its name as to be determined by the parties to the Business Combination Agreement (“New PubCo”).

In connection with the Domestication, (A) each outstanding Class A ordinary share will become one share of Class A common stock, par value $0.0001 per share, of New PubCo (the “New PubCo Class A Common Stock”), (B) each outstanding warrant to purchase one Class A ordinary share (each, an “ESGEN Warrant”) will become a warrant to purchase one share of New PubCo Class A Common Stock at an exercise price of $11.50 per share, and (C) New PubCo will file its certificate of incorporation and will adopt bylaws to serve as its governing documents upon consummation of the Domestication. In connection with the ESGEN Share Conversion and the Domestication, each issued and outstanding unit of ESGEN, each consisting of one Class A ordinary share and one-half of one ESGEN Warrant (each, an “ESGEN Unit”), that has not been previously separated into the underlying Class A ordinary shares and underlying ESGEN Warrants prior to the Domestication will be cancelled and will entitle the holder thereof to (x) one share of New PubCo Class A Common Stock and (y) one-half of one warrant representing the right to purchase one share of New PubCo Class A Common Stock at an exercise price of $11.50 per share on the terms and subject to the conditions applicable to ESGEN Warrants set forth in the Warrant Agreement, dated as of October 22, 2021, between ESGEN and Continental Stock Transfer & Trust Company (the “Trustee”).

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

The obligation of ESGEN, the Sunergy Parties and OpCo to consummate the Business Combination is subject to certain customary closing conditions, including, but not limited to, (i) the absence of any order, law or other legal restraint or prohibition enacted, issued or promulgated by any court of competent jurisdiction or other governmental entity of competent jurisdiction having the effect of making the Business Combination illegal or otherwise prohibiting the consummation of the Business Combination, (ii) the termination or expiration of any applicable waiting period applicable to the consummation of the Business Combination under the Hart-Scott-Rodino Act, (iii) the effectiveness of the Registration Statement on Form S-4 (the “Registration Statement”) in accordance with the provisions of the Securities Act, registering the ESGEN Class A Common Stock to be issued in connection with the Business Combination Agreement, (iv) receipt of the required approvals of ESGEN’s shareholders at a meeting of the shareholders of ESGEN in connection with the Business Combination, (v) the ESGEN Class A Common Stock to be issued in connection with the Business Combination immediately after Closing shall be listed on Nasdaq and ESGEN will be able to satisfy any continued listing requirements of Nasdaq immediately after Closing, (vi) if the ESGEN shareholders do not approve the Redemption Limitation Amendment (as defined in the Business Combination Agreement), ESGEN having at least $5,000,001 of net tangible assets (as determined in accordance with Rule 3a51-1(g)(1) of the Exchange Act) remaining immediately after any holders of the ESGEN Class A Ordinary Shares exercise their redemption rights, (vii) the members of the post-Business Combination ESGEN board of directors shall have been elected or appointed in accordance with the Business Combination Agreement and (viii) the aggregate transaction proceeds, including from the Trust Account after giving effect to the exercise of redemption rights by any ESGEN shareholders pursuant to the ESGEN amended and restated memorandum and articles of association, as amended, and the proceeds resulting from the Initial PIPE Investment (as defined below) and any financing agreements executed in furtherance of the Business Combination Agreement, shall be greater or equal to $20,000,000.

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

The Business Combination is expected to close in the first quarter of 2024, following the receipt of the required approvals by our shareholders and the fulfillment of other customary closing conditions.

On April 5, 2023, the Company issued an unsecured promissory note (the “Note”) in the principal amount of up to $1,500,000 to the Sponsor, which may be drawn down by the Company from time to time prior to the consummation of the Company’s Business Combination. The Note does not bear interest, matures on the date of consummation of the Business Combination and is subject to customary events of default. As of September 30, 2023, there was $1,238,449 outstanding under the Note.

In addition, on October 17, 2023, the Company issued an amended and restated promissory note (the “Restated Note”) in the principal amount of up to $2,500,000 to the Sponsor. The Restated Note amends, restates, replaces and supersedes the Note dated April 5, 2023. The Restated Note may be drawn down by the Company from time to time prior to the consummation of the Company’s initial Business Combination. The Restated Note does not bear interest, matures on the date of consummation the Business Combination and is subject to customary events of default. The Restated Note will be repaid only to the extent that the Company has funds available to it outside of its Trust Account.

Results of Operations

All of our activity from April 19, 2021 (inception) through September 30, 2023, was in preparation for our initial public offering, and since our initial public offering, including the effectuation of the Charter Amendment and the negotiation and entry into the Business Combination Agreement. We will not generate any operating revenues until the closing and completion of our initial Business Combination.

For the three months ended September 30, 2023, we had net income of $631,724, which consisted of a change in fair value of warrant liabilities of $1,046,784 and dividends earned on marketable securities held in the Trust Account of $413,940, partially offset by operating costs of $829,000.

For the three months ended September 30, 2022, we had net income of $4,262,070, which consisted of a gain on change in fair value of warrant liabilities of $3,345,600, dividends earned on marketable securities held in trust account of $1,245,745, partially offset by operating costs of $329,275.

For the nine months ended September 30, 2023, we had a net loss of $2,225,459, which consisted of a change in fair value of warrant liabilities of $206,016 and operating costs of $4,164,293, partially offset by dividends earned on marketable securities held in the Trust Account of $1,719,810 and recovery of offering costs related to the IPO allocated to warrants of $425,040.

For the nine months ended September 30, 2022, we had net income of $11,637,242, which consisted of a gain on change in fair value of warrant liabilities of $11,608,560 and dividends earned on marketable securities held in trust account of $1,632,690, partially offset by operating costs of $1,604,008.

Liquidity and Capital Resources

As of September 30, 2023, we had cash of $267,058 and owe $5,296,038 in accounts payable and accrued expenses and an additional $1,718,988 payable to related parties.

Prior to the completion of our initial public offering, our liquidity needs had been satisfied through a capital contribution from the Sponsor of $25,000 and a loan to us of up to $300,000 by our Sponsor under an unsecured promissory note, which had an outstanding balance of $171,346 at September 30, 2023 and December 31, 2022. The Sponsor has agreed to defer repayment of the loan until the close of the Business Combination. On April 5, 2023, we issued the Note in the principal amount of up to $1,500,000 to our Sponsor, which may be drawn down by us from time to time prior to the consummation of the initial Business Combination. As of September 30, 2023, there was $1,238,449 outstanding under the Note.

In addition, in order to finance transaction costs in connection with a business combination, our Sponsor, an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to, provide us Working Capital Loans. As of September 30, 2023 and December 31, 2022, there were no amounts outstanding under any Working Capital Loans.

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

In connection with the company’s assessment of going concern considerations in accordance with ASC Subtopic 205-40, “Presentation of Financial Statements – Going Concern”, the company has until January 22, 2024 (unless extended as described above) to consummate a Business Combination. If a Business Combination is not consummated by this date and an Additional Extension not obtained, there will be a mandatory liquidation and subsequent dissolution of the company. It is uncertain whether the Company will be able to consummate a Business Combination by this time. Management has determined that the mandatory liquidation, should a Business Combination not occur, and an extension is not obtained, as well as the potential for us to have insufficient funds available to operate our business prior to a Business Combination, and potential subsequent dissolution, raises substantial doubt about the Company’s ability to continue as a going concern. It is uncertain whether the company will be able to consummate a Business Combination or obtain an Additional Extension by this time. No adjustments have been made to the carrying amounts of assets or liabilities should the company be required to liquidate after January 22, 2024 (unless extended as described above).

Contractual Obligations

Other than the below, we do not have any long-term debt obligations, capital lease obligations, operating lease obligations, purchase obligations or long-term liabilities.

Underwriting Agreement

The IPO underwriters were entitled to a deferred underwriters fee of 3.5% of the gross proceeds of our IPO upon the completion of our initial Business Combination. In April 2023, the IPO underwriters waived any right to receive such deferred underwriters fee and will therefore receive no additional underwriters fee in connection with the Closing.

Office Space, Secretarial and Administrative Services

Through the earlier of consummation of the initial Business Combination or the liquidation, the Company incurs $10,000 per month for office space, utilities, secretarial support and administrative services provided by the Sponsor. For the three and nine months ended September 30, 2023, the Company incurred $30,000 and $90,000, respectively, pursuant to this agreement. For the three and nine months ended September 30, 2022, the Company incurred $30,000 and $90,000, respectively, pursuant to this agreement. No amounts have been paid for these services. As of September 30, 2023 and December 31, 2022, the Company reported on the balance sheets $165,000 and $120,000, respectively, pursuant to this agreement, in “Due to related party”.

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

A&R Registration Rights Agreement

The Business Combination Agreement contemplates that, at the Closing, Sunergy, Sunergy’s underlying equityholders and the Initial Shareholders (as defined below) (collectively, the “New PubCo Holders”) and New PubCo will enter into an amended and restated IPO Registration Rights Agreement (the “A&R Registration Rights Agreement”), pursuant to which, among other things, New PubCo and the Initial Shareholders will agree to amend and restate the Registration and Shareholder Rights Agreement, dated as of October 22, 2021, entered into by them in connection with ESGEN’s IPO. Pursuant to the A&R Registration Rights Agreement, New PubCo will agree that, within 30 days following the consummation of the Business Combination, it will use its commercially reasonable efforts to file a resale shelf registration statement on behalf of Sunergy, Sunergy’s underlying equityholders and the Initial Shareholders registering (i) New PubCo’s private placement warrants, (ii) any outstanding shares of New PubCo Class A Common Stock held by the New PubCo Holders, (iii) any shares of New PubCo Class A Common Stock issued or issuable upon exchange of an equivalent number of Class B units of OpCo and Class V common stock of New PubCo, par value $0.0001 per share, issued to the Sellers pursuant to the Business Combination Agreement, (iv) any shares of New PubCo Class A Common Stock issued or to be issued to any of the New PubCo Holders in connection with the Business Combination and (v) any other equity security of New PubCo issued or issuable with respect to any of the foregoing by way of a stock dividend or stock split or in connection with a combination of shares, recapitalization, merger, consolidation or reorganization (collectively, the “Registrable Securities”); provided, however, that as to any particular Registrable Securities, such securities shall cease to be Registrable Securities when (A) a registration statement with respect to the sale of such Registrable Securities becomes effective under the Securities Act and such Registrable Securities shall have been sold, transferred, disposed of or exchanged in accordance with such registration statement, (B) such Registrable Securities shall have been otherwise transferred and such transferee is not entitled to the registration rights provided in the A&R Registration Rights Agreement, (C) such Registrable Securities shall have ceased to be outstanding, or (D) such Registrable Securities may be sold without registration pursuant to Rule 144 and Rule 145, as applicable, promulgated under the Securities Act (or any successor rule promulgated thereto) (but with no volume or other restrictions or limitations).

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and are not required to provide the information otherwise required under this item. As of September 30, 2023, we were not subject to any market or interest rate risk. The net proceeds of the Public Offering, including amounts in the Trust Account, were invested in U.S. government securities with a maturity of 185 days or less or in money market funds that meet certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended, that invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

We have not engaged in any hedging activities since our inception, and we do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Quarterly Report, is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our principal executive officer and principal financial and accounting officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of September 30, 2023, pursuant to Rule 13a-15(b) under the Exchange Act and determined that our disclosures controls and procedures were not effective as the material weakness identified as of December 31, 2022 and detailed in our Annual Report on Form 10-K continues to exist as of September 30, 2023. A material weakness, as defined in the SEC regulations, is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

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

In connection with the Charter Amendment, our amended and restated memorandum and articles of association were amended to, among other things, (i) extend the date by which the Company must consummate its initial Business Combination from January 22, 2023 to the Extended Date and (ii) in the event that the Company has not consummated an initial Business Combination by the Extended Date, to allow the Company, by resolution of the Board and, without any approval of the Company’s shareholders, upon five days’ advance notice prior to the Extended Date, to extend the Extended Date up to six times (with each such extension being upon five days’ advance notice), each by one additional month (for a total of up to six additional months to complete a business combination), provided that the Lenders will deposit into the Trust Account for each Additional Extension Date the lesser of (a) $140,000 or (b) $0.04 for each Public Share that is then-outstanding, in exchange for one or more non-interest bearing, unsecured promissory notes issued by the Company to the Lender. The purpose of the Charter Amendment is to allow the Company more time to complete its initial Business Combination and reduce the amount of funds to be deposited in the Trust Account to secure the extension.

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

If we are deemed to be an investment company under the Investment Company Act of 1940 (the “Investment Company Act”), our activities may be restricted, including:

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

We do not believe that our principal activities and the Business Combination will subject us to the Investment Company Act. To this end, the proceeds held in the Trust Account may only be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Pursuant to the trust agreement, the Trustee is not permitted to invest in other securities or assets. By restricting the investment of the proceeds to these instruments, and by having a business plan targeted at acquiring and growing businesses for the long term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), we intend to avoid being deemed an “investment company” within the meaning of the Investment Company Act. An investment in our securities is not intended for persons who are seeking a return on investments in government securities or investment securities. The Trust Account is intended as a holding place for funds pending the earliest to occur of either: (i) the completion of our initial Business Combination (which shall be the Business Combination pursuant to the Business Combination Agreement should it occur); (ii) the redemption of any Class A ordinary shares properly tendered in connection with a shareholder vote to amend the Existing Charter (a) to modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial Business Combination (which shall be the Business Combination pursuant to the Business Combination Agreement should it occur) or to redeem 100% of our Class A ordinary shares if we do not complete our initial Business Combination by July 22, 2024 (assuming the Sponsor deposits the required amount into the Trust Account for each Additional Extension Date and unless shareholders approve one or more further Additional Extensions) or (b) with respect to any other provision relating to the rights of holders of our Class A ordinary shares; or (iii) absent an initial Business Combination (which shall be the Business Combination pursuant to the Business Combination Agreement should it occur) by July 22, 2024 (assuming the Sponsor deposits the required amount into the Trust Account for each Additional Extension Date and unless shareholders approve one or more further Additional Extensions), our return of the funds held in the Trust Account to the public shareholders as part of our redemption of the Class A ordinary shares. If we do not invest the proceeds as discussed above, we may be deemed to be subject to the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to complete a Business Combination. If we are unable to complete a Business Combination, the public shareholders may only receive their pro rata portion of the funds in the Trust Account that are available for distribution to the public shareholders, and our warrants will expire worthless.

If we are deemed to be an investment company for purposes of the Investment Company Act, we may be forced to abandon our efforts to complete an initial Business Combination and instead be required to liquidate ESGEN. To mitigate the risk of that result, on or about the 24-month anniversary of the effective date of the IPO Registration Statement, we will instruct the Trustee to liquidate the securities held in the Trust Account and instead hold all funds in the Trust Account in cash. As a result, following such change, we will likely receive minimal, if any, interest, on the funds held in the Trust Account, which would reduce the dollar amount that the public shareholders would have otherwise received upon any redemption or liquidation of ESGEN if the assets in the Trust Account had remained in U.S. government securities or money market funds.

On March 30, 2022, the SEC issued proposals (the “SPAC Rule Proposals”), relating, among other things, to circumstances in which SPACs such as us could potentially be subject to the Investment Company Act and the regulations thereunder. The SPAC Rule Proposals would provide a safe harbor for such companies from the definition of “investment company” under Section 3(a)(1)(A) of the Investment Company Act, provided that a SPAC satisfies certain criteria. To comply with the duration limitation of the proposed safe harbor, a SPAC would have a limited time period to announce and complete a Business Combination transaction. Specifically, to comply with the safe harbor, the SPAC Rule Proposals would require a company to file a report on Form 8-K announcing that it has entered into an agreement with a target company for an initial Business Combination no later than 18 months after the effective date of the registration statement filed in connection with the IPO (the “IPO Registration Statement”). ESGEN would then be required to complete its initial Business Combination no later than 24 months after the date of the IPO Registration Statement.

There is currently uncertainty concerning the applicability of the Investment Company Act to a SPAC, such as ESGEN. As indicated above, we completed the IPO in October 2021 and have operated as a blank check company searching for a target business with which to consummate an initial Business Combination since such time (or approximately 24 months after the effective date of the IPO, as of the date hereof). As a result, it is possible that a claim could be made that we have been operating as an unregistered investment company. Furthermore, in connection with the approval of the Extension Proposal, the Company has until July 22, 2024 to consummate an initial Business Combination, which is a total of up to 33 months from the consummation of the Company’s IPO to complete an initial Business Combination. If we were deemed to be an investment company for purposes of the Investment Company Act, we might be forced to abandon our efforts to complete an initial Business Combination and instead be required to liquidate ESGEN. If we are required to liquidate ESGEN, our investors would not be able to realize the benefits of owning shares in a successor operating business, including the potential appreciation in the value of our shares and warrants or rights following such a transaction, and our warrants or rights would expire worthless.

The funds in the Trust Account have, since the IPO, been held only in cash or U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act. To mitigate the risk of us being deemed to have been operating as an unregistered investment company under the Investment Company Act, prior to October 22, 2023, we instructed the Trustee with respect to the Trust Account, to liquidate the U.S. government securities or money market funds held in the Trust Account and thereafter to hold all funds in the Trust Account in cash (i.e., in one or more bank accounts) until the earliest of ESGEN’s completion of an initial Business Combination or July 22, 2024, as applicable. Following such liquidation of the assets in the Trust Account, we will likely receive minimal interest, if any, on the funds held in the Trust Account, which would reduce the dollar amount the public shareholders would have otherwise received upon any redemption or liquidation of ESGEN if the assets in the Trust Account had remained in U.S. government securities or money market funds. This means that the amount available for redemption will not increase at the same rate in the future.

In addition, even prior to the 24-month anniversary of the effective date of the IPO Registration Statement, we may be deemed to be an investment company. The longer that the funds in the Trust Account are held in short-term U.S. government treasury obligations or in money market funds invested exclusively in such securities, even prior to the 24-month anniversary of the effective date of the IPO Registration Statement, the greater the risk that we may be considered an unregistered investment company under Section 3(a)(1)(A) of the Investment Company Act, in which case we may be required to liquidate ESGEN. If we are required to liquidate, our shareholders will miss the opportunity to benefit from an investment in a target company and the potential appreciation in value of such investment through a Business Combination. Additionally, if we are required to liquidate, there will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless in the event of our winding up. The risk of being deemed subject to the Investment Company Act may increase the longer ESGEN holds securities, and also may increase to the extent the funds in the Trust Account are not held in cash (which may include an interest-bearing demand deposit account at a national bank).

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities

None

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description

3.1	Amended and Restated Memorandum and Articles of Association (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on October 25, 2021)

3.2	Amendment to the Amended and Restated Memorandum and Articles of Association (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on January 20, 2023)

3.3	Amendment to the Amended and Restated Memorandum and Articles of Association (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on October 24, 2023)

3.4	Amendment to the Amended and Restated Memorandum and Articles of Association (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed on October 24, 2023)

10.1	Amended and Restated Promissory Note in favor of ESGEN LLC, dated October 17, 2023 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on October 17, 2023)

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

EX-104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 14, 2023	ESGEN Acquisition Corporation

	By:	/s/ Andrea Bernatova
Andrea Bernatova
Chief Executive Officer

Date: November 14, 2023	ESGEN Acquisition Corporation

	By:	/s/ Nader Daylami
Nader Daylami
Chief Financial Officer