Form 10-K
period 2023-12-31
Zeo Energy Corp.
filed 2024-03-25
CIK 1865506

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from   to

Commission file number: 001-40927

ZEO ENERGY CORP.

(Exact name of registrant as specified in its charter)

Delaware	98-1601409
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
7625 Little Rd, Suite 200A, New Port Richey, FL	34654
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (727) 375-9375

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, par value $0.0001 per share	ZEO	The Nasdaq Stock Market LLC
Warrants, each exercisable for one share of Class A Common Stock at a price of $11.50, subject to adjustment	ZEOWW	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐ No ☒

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of June 30, 2023, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the Class A ordinary shares outstanding, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing sales price for the Class A ordinary shares on June 30, 2023, as reported on Nasdaq, was $31,514,518.40 (based on the closing sales price of the Class A ordinary shares on June 30, 2023 of $10.88).

As of March 25, 2024, 5,026,964 shares of Class A Common Stock, par value $0.0001, were issued and outstanding and 35,230,000 shares of Class V Common Stock, par value $0.0001, were issued and outstanding.

Documents Incorporated by Reference

Not applicable.

i

EXPLANATORY NOTE

On March 13, 2024 (the “Closing Date”), the registrant consummated its previously announced business combination (the “Closing”), pursuant to that certain Business Combination Agreement, dated as of April 19, 2023 (as amended on January 24, 2024, the “Business Combination Agreement”), by and among Zeo Energy Corp., a Delaware corporation (f/k/a ESGEN Acquisition Corporation, a Cayman Islands exempted company), ESGEN OpCo, LLC, a Delaware limited liability company (“OpCo”), Sunergy Renewables, LLC, a Nevada limited liability company (“Sunergy”), the Sunergy equityholders set forth on the signature pages thereto or joined thereto (collectively, “Sellers” and each, a “Seller”, and collectively with Sunergy, the “Sunergy Parties”), for limited purposes, ESGEN LLC, a Delaware limited liability company (the “Sponsor”), and for limited purposes, Timothy Bridgewater, an individual, in his capacity as the Sellers Representative (collectively, the “Business Combination”). Prior to the Closing, (i) except as otherwise specified in the Business Combination Agreement, each issued and outstanding Class B ordinary share of ESGEN was converted into one Class A ordinary share of ESGEN (the “ESGEN Class A Ordinary Shares” and such conversion, the “ESGEN Share Conversion”); and (ii) ESGEN was domesticated into the State of Delaware so as to become a Delaware corporation (the “Domestication”). In connection with the Closing, the registrant changed its name from “ESGEN Acquisition Corporation” to “Zeo Energy Corp.”

Unless otherwise stated in this Annual Report on Form 10-K (this “Report”), or the context otherwise requires, references to:

●	“Board” refers to the board of directors of the Company;

●	“ESGEN” refers to ESGEN Acquisition Corporation prior to the Closing;

●	“Sunergy” refers to Sunergy Renewables, LLC;

●	“we,” “us,” “our,” “Zeo,” and the “Company” refer to Zeo Energy Corp., a Delaware corporation, and its consolidated subsidiaries, including Sunergy (as defined above), following the Closing;

The audited financial statements included herein are those of ESGEN prior to the consummation of the Business Combination and the name change. Prior to the Business Combination, ESGEN neither engaged in any operations nor generated any revenue. Until the Business Combination, based on ESGEN’s business activities, ESGEN was a “shell company” as defined under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

The audited consolidated financial statements of Sunergy and its consolidated subsidiaries prior to the close of the Business Combination for the years ended December 31, 2023 and 2022, which is considered the Company’s accounting predecessor, are included in Amendment No. 1 to the Form 8-K that is anticipated to be filed with the SEC on or about March 25, 2024.

This Report principally describes the business and operations of the Company following the Business Combination, other than the audited financial statements included herein and related Management’s Discussion and Analysis of Financial Condition and Results of Operations of ESGEN prior to Business Combination.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Report contains, and our officers and representatives may from time to time make, “forward-looking statements” within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by words such as “anticipate,” “intend,” “plan,” “goal,” “seek,” “believe,” “project,” “estimate,” “expect,” “strategy,” “future,” “likely,” “may,” “should,” “will” and similar references to future periods. Examples of forward-looking statements include, among others, statements we make regarding:

●	the failure to realize the anticipated benefits of the Business Combination, which may be affected by, among other things, competition, the ability of Zeo to grow and manage growth profitably, maintain relationships with customers and suppliers and retain key employees;

●	the outcome of any legal proceedings that may be instituted in connection with the Business Combination;

●	our success in retaining or recruiting our principal officers, key employees or directors;

●	intense competition and competitive pressures from electric utilities and other companies in the industry in which Zeo operates;

●	factors relating to the business, operations and financial performance of Zeo, including market conditions and global and economic factors beyond Zeo’s control;

●	changes in general economic conditions, including unemployment, inflation (including the impact of tariffs) or deflation, financial institution disruptions and geopolitical conflicts such as the conflict between Russia and Ukraine and the conflict in the Gaza Strip;

●	the reduction or elimination of government economic incentives to the renewable energy market;

●	the ability of Zeo to issue equity or equity-linked securities or obtain debt financing;

●	the demand for renewable energy not being sustained or growing in size;

●	impacts of climate change, changing weather patterns and conditions and natural disasters;

●	increases in costs of solar energy system components and raw materials;

●	loss of a supplier or other supply chain disruptions;

●	problems with the quality or performance of the solar energy systems that Zeo sells;

●	the effect of legal, tax and regulatory changes; and

●	each of the other factors detailed under the section entitled “Risk Factors.”

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

Risks Related to Zeo’s Business

●	The solar energy industry is an emerging market which is constantly evolving and additional demand for solar energy systems may not develop to the size or at the rate expected;

●	A material reduction in the retail price of electricity charged by electric utilities or other retail electricity providers would harm Zeo’s business, financial condition and results of operations;

●	Sales and installation of solar energy systems depends heavily on suitable meteorological and environmental conditions such that, if meteorological or environmental conditions are unexpectedly unfavorable, the electricity production from Zeo’s solar service offerings may be below its expectations, and Zeo’s ability to timely deploy new systems may be adversely impacted;

●	Zeo’s business has benefited from the declining cost of solar energy system and energy storage system components and may be harmed to the extent the cost of such components stabilize or increase in the future;

●	Zeo’s growth depends in part on the success of its relationships with third parties, including its equipment suppliers, contractors and dealers, including dealers who market to customers and bring the resulting solar contracts to it for fulfillment;

●	Zeo depends on a limited number of suppliers of solar energy system components and technologies to adequately meet demand for its solar energy systems and, due to the limited number of suppliers in Zeo’s industry, the acquisition of any of these suppliers by a competitor or any shortage, delay, price change, imposition of tariffs or duties or other limitation in Zeo’s ability to obtain components or technologies Zeo uses could result in sales and installation delays, cancelations and loss of customers;

●	If Zeo fails to manage its recent and future growth effectively, it may be unable to execute its business plan, maintain high levels of customer service, or adequately address competitive challenges;

●	Warranties provided by the manufacturers of equipment Zeo sells or services may be limited by the ability of a supplier and manufacturer to satisfy its warranty or performance obligations or by the expiration of applicable time or liability limits, which could reduce or void the warranty protections and increase Zeo’s costs to customers for the systems Zeo offers;

●	Technical and regulatory limitations regarding the interconnection of solar energy systems to the electrical grid may significantly delay interconnections and customer in-service dates, harming Zeo’s growth rate and customer satisfaction;

●	Zeo’s business is concentrated in certain markets, putting us at risk of region-specific disruptions, including hurricanes or other extreme weather events;

●	Zeo’s expansion into new sales channels could be costly and time-consuming, and as Zeo enters new channels, it could be at a disadvantage relative to other companies who have more history in these spaces;

●	Zeo may not realize the anticipated benefits of past or future investments, strategic transactions, or acquisitions, and integration of these acquisitions may disrupt its business and management;

●	Zeo’s rebranding involved substantial costs and may not produce the intended benefits if it is not favorably received by Zeo’s customers, contractors and dealers;

●	Zeo has previously been, and may in the future be, subject to regulatory inquiries and litigation, all of which are costly, distracting to its core business and could result in an unfavorable outcome, or a material adverse effect on its business, financial condition, results of operations, or the trading price of our securities;

●	Zeo’s business currently depends on the availability of utility rebates, tax credits and other benefits, tax exemptions and exclusions, and other financial incentives on the federal, state, and/or local levels that may be adversely affected by changes in, and application of these laws or other incentives to Zeo, and the expiration, elimination or reduction of these benefits could adversely impact Zeo’s business;

●	Zeo relies on certain utility rate structures, such as net metering, to offer competitive pricing to customers, and changes to those policies may significantly reduce demand for Zeo’s solar energy systems; and

●	Electric utility policies, statutes, and regulations and changes to such statutes or regulations may present technical, regulatory and economic barriers to the purchase and use of Zeo’s solar energy offerings that may significantly reduce demand for such offerings.

Risks Related to Zeo and Ownership of Zeo Securities

●	Our management team has limited experience managing a public company, and regulatory compliance obligations may divert its attention from the day-to-day management of our businesses.

●	We will incur significant costs as a result of operating as a public company.

●	We have identified material weaknesses in our internal controls over financial reporting. If we are unable to remediate these material weaknesses, if management identifies additional material weaknesses in the future or if we otherwise fail to maintain effective internal controls over financial reporting, we may not be able to accurately or timely report our financial position or results of operations, which may adversely affect our business and stock price or cause our access to the capital markets to be impaired;

●	Nasdaq may delist Zeo’s securities from trading on its exchange;

●	A significant portion of the total outstanding shares of Class A Common Stock are restricted from immediate resale following the Closing of the Business Combination but may be sold into the market shortly thereafter. This could cause the market price of Class A Common Stock to drop significantly, even if Zeo’s business is doing well;

●	An active, liquid market for Zeo’s securities may not develop, which would adversely affect the liquidity and price of Zeo’s securities;

●	The Zeo Warrants are exercisable for Zeo Common Stock, and if exercised, would increase the number of shares eligible for future resale in the public market and result in dilution to the stockholders of Zeo; and

●	In certain cases, payments under the tax receivable agreement ESGEN entered into with the Sellers in connection with the Closing (the “Tax Receivable Agreement”) may be accelerated and/or significantly exceed the actual benefits that Zeo realizes in respect of the tax attributes subject to the Tax Receivable Agreement.

v

PART I

ITEM 1. BUSINESS.

Our Company

We were originally incorporated under the name “ESGEN Acquisition Corp.” as a blank check company incorporated as a Cayman Islands exempted company and formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization, or similar business combination with one or more businesses, which we refer to throughout this Report as our initial business combination. As discussed in this Item 1 to this Annual Report on Form 10-K (this “Report”), we completed our initial business combination with Sunergy Renewables, LLC, a Nevada limited liability company, on March 13, 2024, and changed our name to “Zeo Energy Corp.”

Mission

Our company and personnel are passionate about delivering cost savings and increased independence and reliability to energy consumers. Our mission is to expedite the country’s transition to renewable energy by offering our customers an affordable and sustainable means of achieving energy independence.

Business Overview

Zeo is a vertically integrated provider of residential solar energy systems, other energy efficient equipment and related services currently serving customers in Florida, Texas, Arkansas and Missouri.

Sunergy was created through the contribution of Sunergy Solar and Sun First Energy to Zeo (the “Contribution”) on October 1, 2021. Sunergy Solar, formed in 2005, and initially focused on providing heating, ventilation and air conditioning products and services in Florida, later expanded into installing residential solar energy systems sold directly by the company and third-party sales dealerships. Sun First Energy was established in 2019, and, from its formation to the date of the Contribution, it sold residential solar energy systems in Florida that were installed by other companies. Prior to the Contribution, Sunergy Solar and Sun First Energy had collaborated on residential solar energy system installations and shared a commitment to quality, integrity and customer satisfaction. The Contribution established a vertically integrated company offering solutions that included sale, provision, installation, operation and maintenance of residential solar energy systems and other energy efficient equipment of services. Many of our solar energy system customers also purchase other energy efficiency-related equipment or services or roofing services from us.

Since the Contribution, Zeo has expanded operations by increasing the number of installations, sales, and administration personnel from approximately 180 as of the Contribution to approximately 288  as of December 31, 2023. In January 2022, we began selling and installing residential solar energy systems and other energy efficiency-related equipment in Texas, in January 2023, we expanded into Arkansas, and, in September 2023, we entered Missouri.

Products and Services

Residential Solar Energy Systems

Zeo’s primary business activity is selling and installing residential solar energy systems that homeowners use to supplement the amount of usable electricity required to power their homes. We currently operate in Florida, Texas, Arkansas and Missouri, and have experienced rapid growth in our business since 2020.

Other Energy Efficient Equipment and Services

In 2023, approximately 23% of our customers purchased one or more insulation services, such as adding insulation to a home’s attic or walls. In 2023, in approximately 53% of our sales our customers purchased adders that consisted of equipment designed to increase energy efficiency, including items such as hybrid electric water heaters or swimming pool pumps. During 2023, 1% of our customers purchased battery-based energy storage systems. These battery-based energy storage systems store energy generated from their residential solar energy systems to be used when the system generates less usable electricity than the home requires (such as at night or on cloudy days).

Roofing Services

We install roofs in Florida, where our subsidiary, Sunergy Roofing & Construction, Inc., is a licensed roofing contractor. In Texas and Arkansas, for some solar energy system customers that need roofing services, we contract with roofing companies for the services. We plan to continue growing our roofing operations, as we believe our roofing services complement our residential solar energy systems and for some customers helps to expedite solar system installations.

Subcontractors

We use subcontractors to install some of our residential solar energy systems at times when we do not have a sufficient number of our own installation teams to timely complete the project. We also use subcontractors to provide all of our insulation services and to install some of the roofing services and energy efficient equipment such as hybrid electric water heaters and pool pumps which we sell. Our subcontractor fees for residential solar energy system installations are typically based on total wattage installed, and our arrangements with installation subcontractors allow either party to terminate the agreement for convenience.

Marketing and Sales

We market our products and services to potential customers directly through in-home visits carried out by our internal sales agents and indirectly through external sales dealers. In the case of leases, a customer is approached by and communicates with the same sales personnel as if the customer were purchasing a system directly from Zeo. We also engage in digital marketing efforts on our own or through third-party marketing specialists, including search engine optimization and social media communications to strengthen our online marketing presence. Our code of conduct applies to our employees, independent contractors and dealers, and it requires adherence to high ethical standards when carrying out business activities.

Internal Direct Sales Force

We have established an internal team of sales agents that markets and sells directly to customers through door-to-door sales approaches. As of December 31, 2023 this team included approximately 270 sales agents, reflecting an approximately 100% agent increase from December 31, 2022. Our sales agents are engaged through full-time contracts lasting from April through August, which is our primary selling season. Sales made through our internal sales team have lower customer acquisition costs than sales sourced through our external dealers. In 2023, approximately 50% of the total systems we installed were sold through our internal sales team.

Sales Through External Dealers

We also install systems sold by external sales dealers that act as our sales representatives with potential customers. The number of dealers that have entered into a current arrangement to sell our solar panel systems was approximately 30 as of December 31, 2023 compared to approximately 20 as of December 31, 2022. The percentage of sales that originate with our external dealers increases during the fall and winter months when our internal sales efforts are diminished. We provide field support and training to these dealers on our sales offerings, sales processes and other business processes, including our software sales platform.

Upon our selection of and engagement with a dealer, the dealer executes our dealer agreement. The majority of our dealer agreements require the dealers to exclusively represent our business with respect to the particular products or services we sell. Dealers have the option of choosing to execute a contract that does not require this exclusivity, and some select this option. Our dealer contracts are terminable for convenience by either party. For each residential solar energy system that we install for a customer that was sold by a dealer, after we receive payment, we compensate the dealer with a commission based on the number of watts of solar panels installed.

We recruit and select dealers based on their experience in the market, ability to produce sales and general reputation for ethical behavior within the industry. As part of our dealer contract, we require our dealers to agree in writing to comply with our code of conduct when carrying out their marketing and other activities.

Customer and Leasing Agreements

A homeowner becomes our customer typically by signing a contract with us to purchase and receive installation of a solar energy system. We have also began to install solar energy systems that are leased by the customer under an agreement between the customer and a third-party leasing company under which the leasing company will own and lease to a customer a solar energy system. A customer that chooses our products and services typically signs the contract after meeting with one of our sales agents or dealers in the customer’s home and receiving a preliminary system design for their home and pricing for the system. Whether the customer determines to purchase or lease the solar energy system, the sales agent or dealer determines the pricing to be offered to the customer based on product and services price information stored in our sales software for the system components included in a customer’s proposed system. After the customer signs the contract, we schedule and conduct a site survey. If during the site survey we discover property code compliance or other complications with the planned design and installation, we may issue a change order; if required changes represent additional costs to us or the customer, the party that would be responsible for those costs may choose to cancel the contract. After the site survey, we prepare formal design and engineering documents and apply for applicable permits from local government authorities. After required permits are obtained, we schedule and install the solar energy system and any other equipment purchased on the customer’s home.

Purchase Contract Warranties. As the owner of the residential solar energy system under the purchase and installation agreement, customers receive a manufacturer’s limited warranty for system components. For the principal components of solar panels, inverter, and racking, the manufacturer’s limited warranty typically lasts 25 years. Manufacturers control whether the warranty periods they offer will change for equipment purchased in the future. Though we are not responsible for a manufacturer’s compliance with warranty obligations, we assist customers in contacting the manufacturer if a warranty issue arises. We provide customers at least a ten-year limited warranty for our installation work and at least a five-year limited warranty against roof penetrations. In most of our purchase and installation agreements that we used prior to 2023, we provided a 25-year limited warranty for installation work and against roof penetrations.

Purchase Contracts and Financed Sales. For the period from January 1, 2023 through December 31, 2023, the large majority of our customers (at least 90%) who purchased residential solar energy systems from us entered into a loan arrangement with a third party to finance the purchase over an extended period of time. The loan agreement between the customer and the third-party lender typically has a repayment term of between 7 and 25 years and requires the customer to pay either a minimal or no down payment. The lender pays us our portion of the purchase payment after completion of system installation.

Purchase Contracts and Cash Sales. For the period from January 1, 2023 through December 31, 2023, a small minority of our customers (less than 3%) have paid us in cash for the purchase of residential solar energy systems. For those sales, our purchase contract requires the customer to pay 25% of the purchase price upon execution of the purchase agreement, 50% when we begin installation, and the final 25% on the last day of installation. Installation is usually commenced and completed either in a single day or within several days.

System Leases. In December 2022, we launched a program offering customers the option of leasing our solar energy systems from a third-party leasing company. The customer agrees to pay the leasing company a predetermined monthly fee for the electricity produced by the residential solar energy system. Though we have plans to increase the number of leased systems we install, as of December 31, 2023, 8% of the systems we have installed in 2023 are leased by the customer, though we expect that percentage to increase in 2024. The lease term between the leasing company and the customer is 25 years. The customer agrees to pay the leasing company a predetermined monthly fee for the electricity produced by the solar energy system. The monthly fee generally increases annually over the lease term at a predetermined rate, and the customer has the option to renew the lease for five to ten years. The potential advantage to the customer of a lease agreement is that a third-party owner of the residential solar energy system may take more advantage of available government tax incentives for solar energy production, which may allow them to lease the system to the customer at monthly rates that are lower for the customer than if the customer were financing its own purchase of the system. We installed the first leased solar energy system in April 2023 and, as of December 31, 2023, we have installed approximately 460 leased solar energy systems. In the lease model offered to our customers, the third-party leasing company contracts with the homeowner customer to install a solar energy system owned by the leasing company and leased to the customer. The leasing company contracts with Zeo to purchase system equipment and install the solar energy system and to maintain and service the system on the leasing company’s behalf during the life of the lease.

As of the date of this filing, Zeo’s customers have solely entered into leasing agreements with third-party leasing companies established and managed by White Horse Energy, LC (“White Horse Energy”), a holding company of which Mr. Bridgewater, Zeo’s Chairman, Chief Executive Officer and Chief Financial Officer is the owner and manager. Subject to investor and customer demand, White Horse Energy intends to attract more investors to form third-party leasing companies. No assurance can be given that White Horse Energy will be able to do so or that arrangements can be made with other funds to act as lessors of Zeo’s solar energy systems in the future. Zeo is exploring leasing arrangements with other third parties with an objective of offering customers a choice of purchase or lease options.

Supply

The main components of our residential solar energy systems are solar panels, inverters and racking systems. Common related components or systems that we may additionally supply are battery-based energy storage systems, insulation, hybrid electric water heaters, swimming pool pumps and roofing. All of the products that we install are manufactured by third parties. We select products and system components, suppliers and distributors based on cost, reliability, warranty coverage, performance characteristics and ease of installation, among other factors.

While we procure products and components from multiple suppliers and distributors to reduce the likelihood that we experience an inability to procure those products and components, the primary supplier from which we purchase the equipment that we install is Greentech. Greentech also provides us inventory management services by holding equipment in its inventory until it delivers directly to the customer site for installation. We purchase from Greentech through a credit agreement under which Greentech extends us credit for purchases, and we are obligated to make payments by the 15th day of the month following each purchase. A purchase discount is available for early cash payment, and a service charge of 1.5% per month can be assessed for payments made more than 30 days after the invoice date. Our agreement with Greentech does not require either party to continue to conduct new business with the other party. During 2023, we purchased approximately 98% of the equipment that we installed through Greentech. We believe our relationship with Greentech, and the volume of business we do through them, has established us as a preferred customer and enables us to procure components at attractive terms. If our relationship with Greentech were to be terminated, there are other distributors of the same or similar equipment, and we believe we could readily obtain supplies from those other distributors, though they may take some time to develop the efficient logistics system Greentech employs now on our behalf delivering products to the customer installation sites.

Heightened inflation in the costs of labor and components beginning in 2020 and continuing today has contributed to fluctuating prices for solar energy equipment. At times, we have had to pay increased prices to obtain equipment. This has not yet prevented us from obtaining the products we need to install systems purchased by our customers, but there can be no assurance that this will continue. We do not have information that allows us to quantify the specific amount of cost increases attributable to inflationary pressures.

We have previously experienced price increases and temporary supply delays resulting from multiple market phenomena, including the COVID-19 pandemic. The majority of the solar panels and other equipment that we install are manufactured outside of the U.S., and most are manufactured in China. The general supply chain issues resulting from the COVID-19 pandemic have had specific impacts on our sources of supply for solar energy equipment. These issues have included increased price pressures on solar panel components such as polysilicon, pandemic-related port closures, port congestion and ship diversions, and increases in shipping rates from trans-Pacific ocean carriers due to factors that include limited availability of shipping capacity, shortages of shipping containers, shortages of dock workers and truck drivers and increases in fuel prices. These factors have contributed to price increases and price fluctuations in solar energy equipment, and at times have caused delays in supply. Government tariffs on solar energy equipment, including tariffs placed on solar equipment manufactured in China, have also contributed to higher prices on solar equipment. Additionally, Russia’s war against Ukraine caused price and supply pressure on solar energy equipment, as the war has impacted fuel prices and has led to increased demand in European markets for solar energy equipment as consumers and governments in Europe have sought to establish greater energy independence. In 2020, 2021, and 2022, we experienced periods of temporary delay in obtaining supplies. We believe these delays reduced the number of installations in comparison to what we would have been able to install without the delays. In 2023, we did not experience any appreciable delays in supply.

For more information on risks related to our supply chain, see “Risk Factors — Risks Related to Zeo’s Operations — Due to the limited number of suppliers in our industry, the acquisition of any of these suppliers by a competitor or any shortage, delay, price change, imposition of tariffs or duties or other limitation in our ability to obtain components or technologies we use could result in sales and installation delays, cancellations and loss of customers” and “Risk Factors — Risks Related to Zeo’s Operations — Increases in the cost or reduction in supply of solar energy system and energy storage system components due to tariffs or trade restrictions imposed by the U.S. government could have an adverse effect on our business, financial condition and results of operations.”

Seasonality

Historically, our sales volume and installation activity has been highest during late spring and summer. During this time, consumers in many locations see greater energy needs due to operating air conditioning systems and warm-weather appliances such as swimming pool pumps. Our door-to-door sales efforts are also aided during these months by daylight savings time providing increased daylight hours into the evening, and we have more sales personnel, many of whom are college students, working during these months, as described above. We typically have largely or entirely scaled down our internal sales efforts during the fall, winter, and early spring. Snow, cold weather or other inclement weather can also delay our installation of products and services.

Strategy

We plan to increase our market impact and grow our revenue and profits by pursuing the following strategic objectives:

Expand our operations into additional geographic markets. We plan to continue to expand in new geographic markets, both organically and through strategic M&A, where favorable net metering policies exist, where the percentage of the addressable residential market that already has residential solar energy systems is generally below 7%, and where we do not believe the market is already oversaturated with competitors. We are actively considering additional markets to enter beyond Florida, Texas, Arkansas and Missouri, as we identify markets which we believe may have large addressable markets and significant customer demand for solar energy.

Increase capacity for efficient growth by investing in people and systems. We have increased the number of solar energy systems we sell and install by growing and training our internal seasonal sales force, and we plan to continue to do so, as well as increasing our number of external dealers. We have also grown and plan to continue growing our installation capacity in markets we serve by hiring and training more skilled technicians and investing in technology. Where we do not yet have installation teams in place, we plan to continue to collaborate with subcontractors to fulfill our installation needs.

Continue to grow our external dealer sales channel. We plan to increase the number of external dealers working to bring us customers. We believe we will continue to have success in attracting dealers to our business because of our scalable business platform that allows dealers to participate in the residential solar energy sales and installation life cycle with limited investments in personnel and capital.

Expand customer options for buying affordable solar energy. We plan to expand our roofing business in all markets we enter in the future. Roofing facilitates a faster processing time for our solar installations in cases where the residential customer is in need of a roof replacement prior to installing solar systems. We believe offering customers the option to lease a residential solar energy system installed on their home will increase the number of systems we can sell and install due to the potential savings for some customers that cannot otherwise take full advantage of certain tax incentives. As described above, in December 2022, we launched a program offering customers the option of leasing residential solar energy systems from third parties that we install on the customer’s home.

Strengths

We are profitable. We have a profitable business model, and over the last four years, we have increased revenue and earned profit.

In adopting the systems and costs of operating as a publicly traded company, we expect to face challenges to our ability to maintain or increase our profitability. However, we believe our strengths position us for accelerating our growth in an efficient manner that will produce profitable results.

Our Sales Model. Our sales methodology produces a high volume of sales. We believe our internal sales process drives a high volume of sales per sales representative and results in low customer acquisition costs. The success of our sales processes starts with quality, hands-on training for each sales representative. Our self-produced digital learning platform presents our sales representatives with sample customer scenarios and guides them in learning effective communication techniques, as well as how to efficiently carry out administrative steps required for completing sales. Each sales representative’s responses to sample customer scenarios are reviewed and critiqued by managers of our internal sales team.

In our sales model, a majority of personnel knock on doors of potential customers and explain the benefits of solar energy and our offerings with the objective of scheduling a subsequent sales meeting. In the scheduled meetings, a more experienced sales representative or sales manager provides a homeowner additional information about system design, energy savings and other benefits, pricing, incentives and financing options.

We believe that the key elements to our successful business model include (i) effective training and time spent with senior sales managers, (ii) our use of our customer relationship management software platform which concurrently tracks key performance indicators across the sales cycle, and (iii) our multi-step setter-closer sales model, which enables senior sales personnel to focus on greater sales success in presentations, while setters focus on developing and filtering quality, qualified leads, all of which then contributes to maximizing the percentage of leads converted into sales and sales into installations because of satisfied customers throughout the process.

(1)	As of December 31, 2023.

(2)	During the Company’s peak sales period in late Spring and Summer of 2023. See “ -Seasonality” above.

Our vertical integration leads to customer satisfaction and personnel retention. We believe our vertically integrated business model, in which we market, design, sell, procure, install and service systems, has a major benefit of enhancing the speed of project completion after an initial sale is made. It also allows us to price projects strategically with information from both the sales and installation sides of the process. Our greater control over the total process and our resulting success rates in navigating the local municipal permit process is intended to increase customer satisfaction and reduce potential sales force frustration from losing many jobs due to delays in the installation process. Our ratio of sales converted to completed installations is higher for sales that come from our internal agents than that that come from our dealer sales. We believe this higher rate helps increase the job satisfaction and retention rate for our personnel, as it enhances commissions that are paid out to sales personnel and managers, and provides work for installation teams.

Our scalable business platform allows us to grow efficiently. We believe that we have established a scalable business platform for efficiently completing the life-cycle of tasks involved in offering and fulfilling customers’ residential solar power needs. This platform is principally: (a) software we use in designing, selling, installing and servicing systems, and in tracking key performance indicators across the sales cycle; and (b) the business processes of our employees that perform field work, system design, permitting, installation and back-office support tasks. This platform is intended to allow us to undergo rapid sales and installation growth by efficiently adding new personnel and collaborating effectively with external dealers who bring us additional customers. We have carefully designed these processes and our pre- and post-installation operations to be effective systems which can be easily explained to new employees and replicated in the new cities and regions in which we operate and expand.

Competition

The solar energy and renewable energy industries are both highly competitive and continually evolving as participants strive to distinguish themselves within their markets and compete with large electric utilities.

We consider our primary competitors to be electric utilities that supply electricity to our potential customers. We compete with these electric utilities primarily based on price (cents per kWh), predictability of future prices and the ease by which customers can switch to electricity generated by our residential solar energy systems. We may also compete with them based on other value-added benefits. These include reliability and carbon-friendly power, benefits which consumers have historically paid a premium to secure, but which customers can obtain by purchasing a solar energy system for monthly costs that are sometimes equal to or less than a traditional monthly power bill from the utility.

We also compete with retail electric providers and independent power producers that are not regulated like electric utilities but which have access to the utilities’ electricity transmission and distribution infrastructure pursuant to state, territorial and local pro-competition and consumer choice policies. These retail electric providers and independent power producers can offer customers electricity solutions that are competitive with our residential solar energy system options on both price and usage of renewable energy technology while avoiding the physical installations that our current business model requires.

We compete with community solar products offered by solar companies or sponsored by local governments and municipal power companies, as well as utility companies that provide renewable power purchase programs. Some customers might choose to subscribe to a community solar project or renewable subscriber program instead of having a residential solar energy system installed on their home, which could affect our sales. Additionally, some utility companies (and some utility-like entities, such as community choice aggregators) have power generation portfolios that are increasingly renewable in nature. As utility companies offer increasingly renewable portfolios to retail customers, those customers might be less inclined to have a residential solar energy system installed on their home or business, which could adversely affect our growth.

We also compete with solar energy companies with vertically integrated business models like our own, many of which are larger than we are. For example, some of our competitors offer their own consumer financing products to customers and/or produce one or more components of the residential solar energy system or energy storage system. In addition to financing and manufacturing, some other business models also include sales, engineering, installation, maintenance and monitoring services. Some of our competitors also have an established complementary construction, electrical contracting or roofing services.

Some competitors also offer customers the option of leasing a residential solar energy system installed on the customer’s residence. In such a scenario, the provider or a third party owns the residential solar energy system, and the customer typically pays a predetermined fee for the electricity produced by the residential solar energy system. The fee generally increases annually at a predetermined rate over the lease term, which is typically 20 to 25 years, with a renewal option. Such a lease program can take fuller advantage of some of the available tax incentives and, therefore, can reduce the customer’s monthly costs in comparison to owning the residential solar energy system.

We compete against companies that are not vertically integrated, such as companies that offer only installation services, or provide only equipment to be installed, or dealers that sell systems for which another entity or entities will provide and install equipment. Some of these entities finance products directly to consumers, inclusive of programs like Property-Assessed Clean Energy financing programs established by local governments. For example, we face competition from solar installation businesses that seek financing from external parties or utilize competitive loan products or state and local programs.

We expect the competition to evolve as the market continues to grow, evolve and attract new market entrants. We believe that with our business model and sales strategy, we can compete effectively and favorably within the industry.

For more information on risks relating to increased competition in our industry, see “Risk Factors — Risks Related to the Solar Industry — We face competition from electric utilities, retail electric providers, independent power producers, renewable energy companies and other market participants.”

Intellectual Property

We protect our intellectual property rights by relying on common law protections and through contractual arrangements. We typically require our personnel, consultants and third parties such as our suppliers with access to our proprietary information to execute confidentiality agreements. Our principal trade secrets and copyrighted materials consist of our sales methodologies and data regarding our personnel, customers and suppliers.

We also license third-party software and services that we use in operating our business. These third-party solutions include, among others, software that we use in selling and designing our products services, a customer relationship management system to actively track key performance indicators across the sales cycle and software to augment our sales and marketing efforts.

Insurance

We maintain the types and amounts of insurance coverage and on terms deemed adequate by management based on our actual claims experience and expectations for future claims. However, future claims could exceed our applicable insurance coverage. Our insurance policies cover employee-and contractor-related accidents and injuries, property damage, business interruption, storm damage, inventory, vehicles, fixed assets, facilities, and crime and general liability deriving from our activities. We have also obtained insurance policies covering directors, officers, employment practices, auto liability, and commercial general liability. We may also be covered in some circumstances for certain liabilities by insurance policies owned by third parties, including, but not limited to, our dealers and vendors.

Government Regulation

U.S. tariffs, duties and other trade regulations impact the prices of components in the residential solar energy systems and energy storage systems we sell, in addition to the pricing pressures caused by supply chain factors as discussed above. These U.S. government-based pricing influences currently include tariffs placed on crystalline silicon PV cells and solar panels imported into the U.S. Also, China is a major producer of solar modules, inverters and other components that we use in the systems that we install, and the U.S. currently assesses various tariffs and antidumping and countervailing duties on equipment produced in China, including solar modules and inverters. The U.S. has also placed certain geographic, company-specific and other trade restrictions on Chinese sources of supply based on foreign policy and national security interests. The scope and timing of these regulatory efforts change over time, and the government may introduce new regulations as world events occur and public policy evolves. In response to the market uncertainty and price fluctuations caused by these government actions and other supply chain pressures, we carefully and periodically evaluate our suppliers of system components and make purchasing decisions based on our judgments of product quality, warranties, pricing and availability.

For more information on risks relating to government tariffs, duties or trade restrictions, see “Risk Factors — Risks Related to Zeo’s Operations — Increases in the cost or reduction in supply of residential solar energy system and energy storage system components due to tariffs or trade restrictions imposed by the U.S. government could have an adverse effect on our business, financial condition and results of operations.”

Our operations are subject to various national, state and local laws and regulations. These include regulations regarding license requirements for electricians or other professionals involved in the installation of residential solar energy systems and energy storage systems. Many states and/or local governments and utilities have regulated procedures for interconnecting residential solar energy systems and related energy storage systems to the utility’s local distribution system. There are also local building codes or other local regulations for installing the products we sell on a customer’s property. We employ or contract with licensed professionals as needed to comply with regulatory requirements, and as part of our process of installing residential solar energy systems and related equipment, we assist our customers in obtaining interconnection permission from the applicable local electric distribution utility, and applicable permits from other local offices.

Our operations, as well as those of our suppliers and subcontractors, are subject to stringent and complex U.S. federal, state, territorial and local laws, including regulations governing the occupational health and safety of employees, wage regulations and environmental protection. For example, we and our suppliers and subcontractors are subject to the regulations OSHA, the U.S. Department of Transportation (“DOT”), the U.S. Environmental Protection Agency (“EPA”) and comparable state entities that protect and regulate employee health and safety and the protection of the environment. Various environmental, health and safety laws can result in the imposition of costs and liability in connection with system and equipment installation, the repair or replacement of parts, and disposal of hazardous substances (such as the disposal and recycling of batteries).

We and the dealers that supply us with sales opportunities or completed sales are also subject to laws and regulations related to interactions with consumers, including those applicable to sales and trade practices, privacy and data security, equal protection, consumer financial and credit transactions, consumer collections, mortgages and re-financings, home or business improvements, trade and professional licensing, warranties, and various means of customer solicitation, as well as specific regulations pertaining to solar installations.

Government Incentives

There are U.S. federal, state and local governmental bodies that provide incentives to owners, distributors, installers and manufacturers of residential solar energy systems to promote solar energy. These incentives include an investment tax credit and income tax credit offered by the federal government, as well as other tax credits, rebates and Solar Renewable Energy Credits associated with solar energy generation. The U.S. federal Energy Policy Act of 2005, as amended, established what came to be known as the Residential Energy Efficient Property Credit, an incentive that provides homeowners a 30% tax credit for the cost of purchasing and installing qualified residential alternative energy equipment, including solar electricity equipment. The IRA renamed this credit as the Residential Clean Energy Credit and extended the 30% credit through 2032. The credit rate falls to 26% in 2033, 22% for 2034 and expires at the end of 2034. The IRA also provides other incentives for homeowners to adopt energy-efficient systems and appliances that include: (a) a 30% tax credit with an annual limit for certain upgrades such as installing energy-efficient hybrid water heaters, doors and windows, insulation, and upgrading electrical breaker boxes; and (b) up to $14,000 in point-of-sale rebates for low- and moderate-income households for certain electric appliances and home upgrades.

Our business model also relies on multiple tax exemptions offered at the state and local levels. For example, some states have property tax exemptions that exempt the value of residential solar energy systems in determining values for calculation of local and state real and personal property taxes, and there are some state and local tax exemptions that apply to the sale of equipment. State and local tax exemptions can have sunset dates or triggers for loss of the exemption, and the exemptions can be changed by state legislatures and other regulators.

A majority of states have adopted net metering policies, including our sales areas of Florida, Texas, Arkansas and Missouri. Net metering policies allow homeowners to serve their own energy load using on-site generation while avoiding the full retail volumetric charge for electricity. Electricity that is generated by a residential solar energy system and consumed on-site avoids a retail energy purchase from the applicable utility, and excess electricity that is exported back to the electric grid generates a retail credit within a homeowner’s monthly billing period. At the end of the monthly billing period, if the homeowner has generated excess electricity within that month, the homeowner typically carries forward a credit for any excess electricity to be offset against future utility energy purchases. At the end of an annual billing period or calendar year, utilities either continue to carry forward a credit or reconcile the homeowner’s final annual or calendar year bill using different rates (including zero credit) for the exported electricity.

Utilities, their trade associations, and other entities are currently challenging net metering policies in various locations by seeking to eliminate them, cap them, reduce the value of the credit provided to homeowners for excess generation or impose charges on homeowners that have net metering. States where we sell now or in the future may change, eliminate or reduce net metering benefits. On April 26, 2022, the Florida governor vetoed legislation that would have established a date for reducing and ending net metering in Florida.

We rely on a mix of the incentives mentioned above to reduce the net price our customers that are eligible for incentives would otherwise pay for our solar offerings or per kilowatt hour used.

Employees and Human Capital Management

As of December 31, 2023, we have approximately 190 full-time employees that work year-round processing orders, installing and servicing systems and fulfilling administrative tasks. We also engage sales agents as independent contractors as described in “— Internal Direct Sales Force” above. None of our employees are covered by collective bargaining agreements, and we have not experienced any work stoppages due to labor disputes.

Facilities

Our corporate headquarters are located in Florida under a lease that expires at the end of October 2026. We maintain offices for operations in Texas and Arkansas, and we have sales, marketing and executive offices in Utah and throughout Florida. We currently lease the office and warehouse spaces that we use in our operations, and we do not own any real property. We believe that our facility space adequately meets our needs and that we will be able to obtain any additional operating space that may be required on commercially reasonable terms.

Litigation

We are not currently a party to any material litigation or governmental or other proceeding. However, from time to time, we have been, are and will likely continue to be involved in legal proceedings, administrative proceedings and claims that arise in the ordinary course of business with customers, subcontractors, suppliers, regulatory bodies or others. In general, litigation claims or regulatory proceedings can be expensive and time consuming to bring or defend against, which may result in the diversion of management’s attention and resources from our business and business goals and could result in settlement or damages that could significantly affect financial results and the conduct of our business.

Item 1A. Risk Factors

Risks Related to the Solar Industry

The solar energy industry is an emerging market which is constantly evolving and additional demand for solar energy systems may not develop to the size or at the rate we expect.

The solar energy industry is an emerging and constantly evolving market opportunity. We believe the solar energy industry is still developing and maturing, and we cannot be certain that additional demand for solar energy systems will grow to the size or at the rate we expect. Any future growth of the solar energy market and the success of our solar service offerings depend on many factors beyond our control, including recognition and acceptance of the solar service market by consumers, the pricing of alternative sources of energy, a favorable regulatory environment, the continuation of expected tax benefits and other incentives, and our ability to provide our solar service offerings cost effectively. If additional demand for solar energy systems does not develop to the size or at the rate we expect, our business may be adversely affected.

Solar energy has yet to achieve broad market acceptance and depends in part on continued support in the form of rebates, tax credits, and other incentives from federal, state and local governments or utilities. If support diminishes materially for solar policy related to rebates, tax credits and other incentives, demand for our products and services may decrease and our ability to obtain external financing on acceptable terms, or at all, could be materially adversely affected. These types of funding limitations could lead to inadequate financing support for the anticipated growth in our business. Furthermore, growth in residential solar energy depends in part on macroeconomic conditions, retail prices of electricity and customer preferences, each of which can change quickly. Declining macroeconomic conditions, including in the job markets and residential real estate markets, could contribute to instability and uncertainty among customers and impact their financial wherewithal, credit scores or interest in entering into long-term contracts, even if such contracts would generate immediate and/or long-term savings.

Furthermore, market prices of retail electricity generated by utilities or other energy sources could decline for a variety of reasons, as discussed further below. Any such declines in macroeconomic conditions, changes in retail prices of electricity or changes in customer preferences would adversely impact our business.

At the international level, the United Nations-sponsored Paris Agreement requires member states, including the United States, to submit non -binding, individually-determined greenhouse gas reduction goals known as “Nationally Determined Contributions” every five years after 2020. President Biden has committed the United States to a goal of reducing greenhouse gas emissions by 50-52% below 2005 levels by 2030, a target consistent with the Paris Agreement’s goal of “net-zero” greenhouse gas emissions by 2050. “Net zero” means that the amount of greenhouse gases emitted into the atmosphere are balanced by an equal amount of greenhouse gases being removed from the atmosphere. Achieving net zero emissions by 2050 will require an unprecedented transformation of American energy systems and the adoption of a wide variety of clean energy, storage, and home electrification solutions. Our successful deployment of such products will depend on several factors outside our control, including shifting market conditions and policy frameworks. Our failure to adapt to changing market conditions, to compete successfully with existing or new competitors, and to adopt new or enhanced offerings could limit our growth and have a material adverse effect on our business and prospects. Further, additional international agreements or any legislation, regulation, or executive action within the U.S. addressing climate change, including any climate-related disclosure requirements and legislation or regulation intended to support the goals of the Paris Agreement, may in the future result in increases in our compliance costs and other operating costs. Finally, if the United States were to exit the Paris Agreement, support from the U.S. government and, as a result, consumer demand, may decrease.

We face competition from electric utilities, retail electric providers, independent power producers, renewable energy companies and other market participants.

The solar energy and renewable energy industries are both highly competitive and continually evolving as participants strive to distinguish themselves within their markets and compete with large electric utilities. We believe our primary competitors are the electric utilities that supply electricity to our potential customers. We compete with these electric utilities primarily based on price (cents per kWh), predictability of future prices (by providing pre-determined annual price escalations) and the ease by which customers can switch to electricity generated by our solar energy systems. We may also compete based on other value-added benefits, such as reliability and carbon-friendly power. If we cannot offer compelling value to our customers based on these factors, our business may not grow.

Electric utilities generally have substantially greater financial, technical, operational and other resources than we do. As a result, these competitors may be able to devote more resources to the research, development, promotion and sale of their products or services or respond more quickly to evolving industry standards and changes in market conditions than we can. Electric utilities could also offer other value-added products or services that could help them to compete with us even if the cost of electricity they offer is higher than ours. In addition, a majority of utilities’ sources of electricity is non-solar, which may allow utilities to sell electricity more cheaply than electricity generated by our solar energy systems. Electric utilities could also offer customers the option of purchasing electricity obtained from renewable energy resources, including solar, which would compete with our offerings. Moreover, regulated utilities are increasingly seeking approval to “rate-base” their own solar energy system and energy storage system businesses. Rate-basing means that utilities would receive guaranteed rates of return for their solar energy system and energy storage system businesses. This is already commonplace for utility-scale solar projects and commercial solar projects. While few utilities to date have received regulatory permission to rate-base residential solar energy systems or energy storage systems, our competitiveness would be significantly harmed should more utilities receive such permission because we do not receive guaranteed profits for our solar service offerings.

We also compete with retail electric providers and independent power producers not regulated like electric utilities but which have access to the utilities’ electricity transmission and distribution infrastructure pursuant to state, territorial and local pro-competition and consumer choice policies. These retail electric providers and independent power producers are able to offer customers electricity supply-only solutions that are competitive with our solar energy system options on both price and usage of renewable energy technology while avoiding the physical installations our current business model requires. This may limit our ability to acquire new customers, particularly those who have an aesthetic or other objection to putting solar panels on their roofs.

We also compete with solar companies with vertically integrated business models like our own. For example, some of our competitors offer their own consumer financing products to customers and/or produce one or more components of the solar energy system or energy storage system. In addition to financing and manufacturing, some other business models also include sales, engineering, installation, maintenance and monitoring services. Many of our vertically integrated competitors are larger than we are and offer certain vertical services that we do not. As a result, these competitors may be able to devote more resources to the research, development, promotion and sale of their products or services or respond more quickly to evolving industry standards and changes in market conditions than we can. Solar companies with vertically integrated business models could also offer other value-added products or services that could help them to compete with us. Larger competitors may also be able to access financing at a lower cost of capital than we are able to obtain.

In addition, we compete with other residential solar companies who sell or finance products directly to consumers, inclusive of programs like Property-Assessed Clean Energy financing programs established by local governments. For example, we face competition from solar installation businesses that seek financing from external parties or utilize competitive loan products or state and local programs.

We also compete with solar companies that are marketed to potential customers by dealers, and we may also face competition from new entrants into the market as a result of the passage of the Inflation Reduction Act of 2022 (the “IRA”) and its anticipated impacts and benefits to the solar industry. Some of these competitors specialize in the distributed solar energy market and some may provide energy at lower costs than we do. Some of our competitors offer or may offer similar services and products as we do, such as direct outright sales of solar energy systems. Many of our competitors also have significant brand name recognition, lower barriers to entry into the solar market, greater capital resources than we have and extensive knowledge of our target markets. In addition, some of our competitors have an established business of providing construction, electrical contracting, or roofing services.

We also compete with community solar products offered by solar companies or sponsored by local governments and municipal power companies, as well as utility companies that provide renewable power purchase programs. Some customers might choose to subscribe to a community solar project or renewable subscriber programs instead of having a solar energy system installed on their home or business, which could affect our sales. Additionally, some utility companies (and some utility-like entities, such as community choice aggregators) have generation portfolios that are increasingly renewable in nature. As utility companies offer increasingly renewable portfolios to retail customers, those customers might be less inclined to have a solar energy system installed on their home or business, which could adversely affect our growth.

We have historically provided our services only to residential customers, but we may expand to other markets, including commercial and industrial customers. There is intense competition in the solar energy sector in the markets in which we operate and the markets into which we may expand. As new entrants continue to enter into these markets, and as we enter into new markets, we may be unable to grow or maintain our operations and we may be unable to compete with companies that have already established themselves in both the residential market and non-residential market.

As the solar industry grows and evolves, we will also face new competitors and technologies who are not currently in the market (including those resulting from the consolidation of existing competitors). Our industry is characterized by low technological barriers to entry, and well-capitalized companies, including utilities and integrated energy companies, could choose to enter the market and compete with us. Our failure to adapt to changing market conditions and to compete successfully with existing or new competitors will limit our growth and will have a material adverse effect on our business, financial condition and results of operations.

A material reduction in the retail price of electricity charged by electric utilities or other retail electricity providers would harm our business, financial condition and results of operations.

Decreases in the retail price of electricity from electric utilities or from other retail electric providers, including other renewable energy sources such as larger-scale solar energy systems, could make our offerings less economically attractive. The price of electricity from utilities could decrease as a result of:

●	the construction of a significant number of new power generation plants, whether generated by natural gas, nuclear power, coal or renewable energy;

●	the construction of additional electric transmission and distribution lines;

●	a reduction in the price of natural gas or other natural resources as a result of increased supply due to new drilling techniques or other technological developments, a relaxation of associated regulatory standards or broader economic or policy developments;

●	less demand for electricity due to energy conservation technologies and public initiatives to reduce electricity consumption or to recessionary economic conditions; and

●	development of competing energy technologies that provide less expensive energy.

A reduction in electric utilities’ rates or changes to peak hour pricing policies or rate design (such as the adoption of a fixed or flat rate) could also make our offerings less competitive with the price of electricity from the electrical grid. If the cost of energy available from electric utilities or other providers were to decrease relative to solar energy generated from solar energy systems or if similar events impacting the economics of our offerings were to occur, we may have difficulty attracting new customers. For example, large utilities in some states have started transitioning customers to time-of-use rates and also have adopted a shift in the peak period for time-of-use rates to later in the day. Unless grandfathered under a different rate, customers with solar energy systems may be required to take service under time-of-use rates with the later peak period. Moving utility customers to time-of-use rates or the shift in the timing of peak rates for utility-generated electricity to include times of day when solar energy generation is less efficient or non-operable could also make our offerings less competitive. Time-of-use rates could also result in higher costs for our customers whose electricity requirements are not fully met by our offerings during peak periods.

Sales and installation of solar energy systems depend heavily on suitable meteorological and environmental conditions. If meteorological or environmental conditions are unexpectedly unfavorable, the electricity production from our solar service offerings may be below our expectations, and our ability to timely deploy new systems may be adversely impacted.

The energy produced and revenue and cash flows generated by a solar energy system depend on suitable solar and weather conditions, both of which are beyond our control. Furthermore, components of our systems, such as panels and inverters, could be damaged by severe weather or natural catastrophes, such as hailstorms, tornadoes, fires, or earthquakes. Homeowner insurance or homeowners generally bear the expense of repairing weather-related damage to solar energy systems. However, in these circumstances, we make our install teams available to remove, repair and reinstall the systems. Sustained unfavorable weather or environmental conditions also could unexpectedly delay the installation of our solar energy systems, leading to increased expenses and decreased revenue and cash flows in the relevant periods. Extreme weather conditions, including those associated with climate change, as well as the natural catastrophes that could result from such conditions, can severely impact our operations by delaying the installation of our systems, lowering sales, and causing a decrease in the output from our systems due to smoke or haze. Weather patterns could change, making it harder to predict the average annual amount of sunlight striking each location where our solar energy systems are installed. This could make our solar service offerings less economical overall or make individual systems less economical. Our economic model and projected returns on our solar energy systems require achievement of certain production results from our systems and, in some cases, we guarantee these results to our consumers. If the solar energy systems underperform for any reason, our business could suffer. Any of these events or conditions could harm our business, financial condition, and results of operations.

Climate change may have long-term impacts on our business, our industry, and the global economy.

Climate change poses a systemic threat to the global economy, and we believe it will continue to do so until our society transitions to renewable energy and decarbonizes. While our core business model seeks to accelerate this transition to renewable energy, there are inherent climate-related risks to our business operations. Warming temperatures throughout the United States, including Florida, our biggest market, have contributed to extreme weather, intense drought, and increased wildfire risks. These events have the potential to disrupt our business, the operations of our third-party suppliers, and our customers, and may cause us to incur additional operational costs. For instance, natural disasters and extreme weather events associated with climate change can impact our operations by delaying the installation of our systems, leading to increased expenses and decreased revenue and cash flows. They can also cause a decrease in the output from our systems due to smoke or haze. Additionally, if weather patterns significantly shift due to climate change, it may be harder to predict the average annual amount of sunlight striking each location where our solar energy systems are installed and energy output from our systems could be reduced in the short-term or long-term in certain areas. This could make our solar service offerings less economical overall, make individual systems less economical, or reduce demand for our products, as well as damage our reputation to the extent energy generation from our products does not meet customer expectations. For more information regarding risks posed by meteorological conditions, see “— Sales and installation of solar energy systems depend heavily on suitable meteorological and environmental conditions. If meteorological or environmental conditions are unexpectedly unfavorable, the electricity production from our solar service offerings may be below our expectations, and our ability to timely deploy new systems may be adversely impacted.”

Our business has benefited from the declining cost of solar energy system and energy storage system components and may be harmed to the extent the cost of such components stabilizes or increases in the future.

Our business has benefited from the declining cost of solar energy system and energy storage system components, and to the extent such costs stabilize, decline at a slower rate or increase, our future growth rate may be negatively impacted. The declining cost of solar energy system and energy storage system components and the raw materials necessary to manufacture them has been a key driver in the price of solar energy systems and energy storage systems and customer adoption of solar energy. While historically solar energy system and energy storage system components and raw material prices have declined, the cost of these components and raw materials have recently increased and may continue to increase in the future, and such products’ availability could decrease, due to a variety of factors, including growth in the solar energy system and energy storage system industries and the resulting increase in demand for solar energy system and energy storage system components and the raw materials necessary to manufacture them, supply chain disruptions, tariff penalties, duties, and trade barriers, export regulations, regulatory or contractual limitations, industry market requirements and industry standards, changes in technology, the loss of or changes in economic governmental incentives, inflation or other factors. An increase in the prices of solar energy system components and raw materials could slow our growth and cause our business and results of operations to suffer. See “— Increases in the cost or reduction in supply of solar energy system and energy storage system components due to tariffs or trade restrictions imposed by the U.S. government could have an adverse effect on our business, financial condition and results of operations.”

Risks Related to Operations

We may be unable to sustain our level of profitability in the future.

We may incur net losses as we increase our spending to finance the expansion of our operations, expand our installation, engineering, administrative, sales and marketing staffs, increase spending on our brand awareness and other sales and marketing initiatives, make significant investments to drive future growth in our business and implement internal systems and infrastructure to support our growth and operate as a publicly traded company. We do not know whether our revenue will grow rapidly enough to absorb these costs and our limited operating history makes it difficult to assess the extent of these expenses or their impact on our results of operations. Our ability to sustain profitability depends on a number of factors, including but not limited to:

●	growing our customer base;

●	reducing our operating costs by lowering our customer acquisition costs and optimizing our design and installation processes and supply chain logistics;

●	maintaining or further lowering our cost of capital;

●	reducing the cost of components for our solar service offerings;

●	growing and maintaining our sales network;

●	maintaining high levels of product quality, performance, and customer satisfaction; and

●	growing our direct-to-consumer business to scale.

Even if we do sustain profitability, we may be unable to achieve positive cash flows from operations in the future.

Our growth depends in part on the success of our relationships with third parties such as our equipment suppliers, subcontractors and dealers, including dealers who market to customers and bring the resulting solar contracts to us for fulfillment.

A key component of our growth strategy is to develop or expand our relationships with third parties, such as our equipment suppliers, subcontractors and dealers. A significant portion of our business depends on attracting and retaining new and existing sales dealers who market to customers and bring the resulting contracts to us for fulfillment. Negotiating relationships with subcontractors, dealers and other third parties, training such third parties, and monitoring them for compliance with our standards require significant time and resources and may present greater risks and challenges than expanding our direct sales and installation team. If we are unsuccessful in establishing or maintaining our relationships with these third parties, our ability to grow our business and address our market opportunity could be impaired. Even if we are able to establish and maintain these relationships, we may not be able to execute our goal of leveraging these relationships to meaningfully expand our business, brand recognition and customer base. This would limit our growth potential and our opportunities to generate significant additional revenue or cash flows.

Due to the limited number of suppliers in our industry, the acquisition of any of these suppliers by a competitor or any shortage, delay, price change, imposition of tariffs or duties or other limitation in our ability to obtain components or technologies we use could result in sales and installation delays, cancellations and loss of customers.

We purchase solar panels, inverters, energy storage systems and other system components and instruments from a limited number of suppliers, qualified and approved by our engineering and design teams, making us susceptible to quality issues, shortages and price changes that may occur in the supply chain. There are a limited number of suppliers of solar energy system components, instruments and technologies, and our ability to obtain components or technologies we use could be affected by circumstances beyond our control, including:

●	Industry-wide shortages of key components and instruments, including batteries and inverters, in times of rapid industry growth. The manufacturing infrastructure for some of these components has a long lead-time, requires significant capital investment and relies on the continued availability of key commodity materials, potentially resulting in an inability to meet demand for these components. The solar industry is currently experiencing rapid growth and, as a result, shortages of key components or instruments, including solar panels, may be more likely to occur, which in turn may result in price increases for such components. Even if industry-wide shortages do not occur, suppliers may decide to allocate key components or instruments with high demand or insufficient production capacity to more profitable customers, customers with long-term supply agreements or customers other than us. As a result, our ability to originate solar energy systems and energy storage systems may be reduced.

●	Natural disasters and other events beyond our control (such as earthquakes, wildfires, flooding, hurricanes, freezes, tsunamis, typhoons, volcanic eruptions, droughts, tornadoes, power outages or other natural disasters, the effects of climate change and related extreme weather, public health issues and pandemics, war, terrorism, government restrictions or limitations on trade, impediments to international shipping and geopolitical unrest and uncertainties).

●	Human rights and forced labor issues in foreign countries and the U.S. government’s response to them. In particular, the withhold release order issued by U.S. Customs and Border Protection in June 2021 applicable to certain silica-based products manufactured in the Xinjiang Uyghur Autonomous Region (“XUAR”) of China, and any other allegations regarding forced labor in China and U.S. trade regulations to prohibit the importation of any goods derived from forced labor, could affect our operations. Further, the Uyghur Forced Labor Prevention Act (“UFLPA”) that President Biden signed into law on December 23, 2021, which took effect on June 21, 2022, has affected and may continue to affect our supply chain and operations. Intensive examinations, withhold release orders, and related governmental procedures have resulted in supply chain and operational delays throughout the industry. These and other similar trade restrictions that may be imposed in the future could cause delivery and installation delays and restrict the global supply of polysilicon and solar products. While we believe the items described above have contributed to price increases for components that we purchase, we believe that these increases to the cost of our components were also due to a combination of other factors, including general supply chain issues resulting from COVID-19, other supply chain constraints, increased demand for solar systems in the U.S. and Europe, rising inflation, and higher labor, material, and shipping costs. We do not have information that allows us to quantify the specific amount of price increases attributable to the tariffs and trade regulations described. For more information regarding UFLPA and risks related thereto, see “— Increases in the cost or reduction in supply of solar energy system and energy storage system components due to tariffs or trade restrictions imposed by the U.S. government could have an adverse effect on our business, financial condition and results of operations.”

●	Russia’s war on Ukraine. We do not materially rely directly or indirectly on goods or services sourced in Russia, Ukraine or Belarus, or have any material business relationships, connections to, or assets in, Russia, Belarus, or Ukraine. While we believe Russia’s war on Ukraine has contributed to price increases for components that we purchase, we believe that the increases to the cost of our components were also due to a combination of other factors, including general supply chain issues resulting from COVID-19, other supply chain constraints, tariffs and trade regulations, increased demand for solar systems in the U.S. and Europe, U.S. tariffs, rising inflation, and higher labor, material, and shipping costs. We do not have information that allows us to quantify the specific amount of price increases attributable to Russia’s war on Ukraine.

●	Disruptions to global shipping. Historically, we have relied on foreign suppliers and manufacturers for a number of solar energy system components, instruments and technologies that we purchase. Our success in the future may be dependent on our ability to import or transport such products from overseas vendors in a timely and cost-effective manner. We may rely heavily on third parties, including ocean carriers and truckers, both of which are experiencing disruptions, shortages and rate increases, in that process. The global shipping industry has experienced and may continue to experience ocean shipping disruptions, trucking shortages, increased ocean shipping rates and increased trucking and fuel costs. There has been and may in the future be a shortage of shipping capacity from China and other parts of Asia, among other regions, and as a result, our receipt of imported products may be disrupted or delayed. The shipping industry has also experienced issues with port congestion and pandemic-related port closures and ship diversions. The global shipping industry also experienced unprecedented increases in shipping rates from the trans-Pacific and other ocean carriers due to various factors, including limited availability of shipping capacity. In 2020, 2021, and 2022, we experienced periods of temporary delay in obtaining supplies. We believe these delays reduced the number of installations in comparison to what we would have been able to install without the delays. In 2023, we did not experience any appreciable delays in supply. We may find it necessary to rely on an increasingly expensive spot market and other alternative sources to make up any shortfall in shipping needs.

●	The COVID-19 pandemic. For more information, see “— The COVID-19 pandemic, including its variants, has had, and it, along with other future pandemics, could continue to have an adverse impact on our business, operations, and the markets and communities in which we operate.”

If we cannot obtain substitute materials or components on a timely basis or on acceptable terms, we could be prevented from installing our solar energy systems within the time frames required in our customer contracts. Any such delays could increase our overall costs, reduce our profit, delay the timing for solar energy systems to be placed in service and ultimately have a material adverse effect on our business, financial condition and results of operations.

We depend on a limited number of suppliers of solar energy system components and technologies to adequately meet demand for our solar energy systems. If we needed to identify alternative suppliers or to qualify alternative products on commercially reasonable terms, our ability to satisfy demand may be adversely affected.

Our primary supplier is Consolidated Electrical Distributors, Inc (d/b/a Greentech Renewables) (“Greentech”), from which we purchased approximately 98% of the equipment that we installed in 2023. If Greentech or one or more of our other suppliers we rely upon to meet anticipated demand (i) ceases or reduces production due to its financial condition, acquisition by a competitor or otherwise, (ii) is unable to increase production as industry demand increases, (iii) raises their prices to an extent that cannot be passed on to our customers without affecting demand or (iv) is otherwise unable to allocate sufficient production to us, it may be difficult to quickly identify alternative suppliers or to qualify alternative products on commercially reasonable terms. As a result, our ability to satisfy demand may be adversely affected.

Although we buy the majority of our equipment through Greentech, we believe that if our relationship with Greentech were terminated, we could readily obtain supplies from other distributors of the same or similar equipment, though in some locations replacement distributors may take some time to develop efficient logistics with respect to shipping equipment directly to job sites. This could result in additional costs and delays in acquiring and deploying our solar energy systems or energy storage systems.

Increased scrutiny of environmental, social, and governance (“ESG”) matters could have an adverse effect on our business, financial condition and results of operations and damage our reputation.

In recent years, companies across all industries are facing increasing scrutiny from a variety of stakeholders, including investor advocacy groups, proxy advisory firms, certain institutional investors and lenders, investment funds and other influential investors and rating agencies, related to their ESG and sustainability practices. If we do not adapt to or comply with investor or other stakeholder expectations and standards on ESG matters as they continue to evolve, or if we are perceived to have not responded appropriately or quickly enough to growing concern for ESG and sustainability issues, regardless of whether there is a regulatory or legal requirement to do so, we may suffer from reputational damage and our business, financial condition and/or stock price could be materially and adversely affected. In addition, organizations that provide information to investors on corporate governance and related matters have developed ratings processes for evaluating companies on their approach to ESG matters. Such ratings are used by some investors to inform their investment and voting decisions. Unfavorable ESG ratings could lead to increased negative investor sentiment toward us and our industry and to the diversion of investment to other industries, which could have a negative impact on our stock price and our access to and costs of capital.

We and our suppliers and subcontractors are subject to risks associated with construction, cost overruns, delays, customer cancellations, regulatory compliance, and other contingencies, any of which could have a material adverse effect on our business and results of operations.

We are a licensed contractor in certain communities that we service, and we are ultimately responsible as the contracting party for every solar energy system installation we provide. We may be liable, either directly or through our subcontractors, to customers for any damage we cause to them, their home, belongings or property during the installation of our systems. For example, we, either directly or through our subcontractors, frequently penetrate customers’ roofs during the installation process and may incur liability for the failure to adequately weatherproof such penetrations following the completion of construction. In addition, because the solar energy systems we or our subcontractors deploy are high voltage energy systems, we may incur liability for any failure to comply with electrical standards and manufacturer recommendations. Legal proceedings that are not resolved in our favor could potentially result in fines, public reprimand, probation, or the suspension or revocation of certain of our licenses.

Completing the sale and installation of a solar energy system requires many different steps including a site audit, completion of designs, permitting, installation, electrical sign-off and interconnection. Customers may cancel their customer agreement for a limited period, subject to certain conditions, and we have experienced increased customer cancellations in certain geographic markets during certain periods in our operating history. We or our dealers or subcontractors may face customer cancellations, delays or cost overruns, which may adversely affect our or our dealers’ or contactors’ ability to ramp up the volume of sales or installations in accordance with our plans. These cancellations, delays or overruns may be the result of a variety of factors, such as labor shortages or other labor issues, defects in materials and workmanship, adverse weather conditions, transportation constraints, construction change orders, site changes or roof conditions, geographic factors and other unforeseen difficulties, any of which could lead to increased cancellation rates, reputational harm and other adverse effects. For example, some customer orders are cancelled after a site visit if we determine that a customer needs to make repairs to or install a new roof, or that there is excessive shading on their property. If we continue to experience increased customer cancellations, our financial results may be materially and adversely affected.

In addition, the installation of solar energy systems and other energy-related products requiring building modifications are subject to oversight and regulation in accordance with national, state and local laws and ordinances relating to building, fire and electrical codes, safety, environmental protection, utility interconnection and metering, and related matters. We also rely on certain of our and our subcontractors’ employees to maintain professional licenses in many of the jurisdictions in which we operate, and our failure to employ properly licensed personnel could adversely affect our licensing status in those jurisdictions. It is difficult and costly to track the requirements of every individual authority having jurisdiction over our installations and to design solar energy systems to comply with these varying standards. Any new government regulations or utility policies pertaining to our systems may result in significant additional expenses to us and our customers and, as a result, could cause a significant reduction in demand for our solar service offerings.

As the demand for solar plus storage offerings grows, we anticipate facing additional operational challenges associated with the complexity of deploying storage solutions. For example, solar plus storage offerings tend to have longer cycle times due to factors such as lengthened permitting and inspection times and potential need of a main panel upgrade.

We have a variety of quality standards that we apply in the selection, supervision, and oversight of our third-party suppliers and subcontractors. However, because our suppliers and subcontractors are third parties, ultimately, we cannot guarantee that they will follow applicable laws and regulations, any standards we impose, or ethical business practices, such as fair wage practices and compliance with environmental, safety and other local laws, despite our efforts to hold them accountable to our standards. A lack of demonstrated compliance with contractual obligations, applicable laws and regulations or our standards could lead us to seek alternative suppliers or subcontractors, which could increase our costs and result in delayed delivery or installation of our products, product shortages or other disruptions of our operations. Violation of labor or other laws by our suppliers and subcontractors or the divergence of a supplier’s or subcontractor’s labor or other practices from those generally accepted as ethical in the United States or other markets in which we do business could also attract negative publicity for us and harm our business, brand and reputation in the market.

We use subcontractors to perform certain services, which makes us vulnerable to the extent we rely on them.

We rely on subcontractors to install some of the solar energy systems we sell, as well as install energy efficiency equipment such as hybrid electric water heaters and pool pumps and provide roofing and insulation services. We currently do not have long term agreements with our subcontractors. In addition, either the subcontractor or Zeo can terminate the relationship for convenience. If a subcontractor terminates their relationship with us or refuses to continue working with us on reasonable terms, and we cannot find a suitable replacement subcontractor on a timely basis, our business may be adversely affected.

Compliance with occupational safety and health requirements and best practices can be costly, and noncompliance with such requirements may result in potentially significant penalties, operational delays and adverse publicity.

The installation and ongoing operations and maintenance of solar energy systems and energy storage systems requires our employees or those of third-party contractors to work with complicated and potentially dangerous electrical systems and/or at potentially dangerous heights. The evaluation and modification of buildings as part of the installation process requires these individuals to work in locations that may contain potentially dangerous levels of asbestos, lead, mold or other materials known or believed to be hazardous to human health. We also maintain large fleets of vehicles that these employees use in the course of their work. There is substantial risk of serious illness, injury, or death if proper safety procedures are not followed. Our operations are subject to regulation under the U.S. Occupational Safety and Health Act (“OSHA”), Department of Transportation regulations, and equivalent state laws. Changes to such regulatory requirements, or stricter interpretation or enforcement of existing laws or regulations, could result in increased costs. If we fail to comply with applicable workplace safety and health regulations, even if no work-related serious illness, injury, or death occurs, we may be subject to civil or criminal enforcement and be required to pay substantial penalties, incur significant capital expenditures, or suspend or limit operations. Any accidents, citations, violations, illnesses, injuries or failure to comply with industry best practices may subject us to adverse publicity, damage our reputation and competitive position and adversely affect our business. Because individuals hired by us or on our behalf to perform installation and ongoing operations and maintenance of our solar energy systems and energy storage systems, including our third-party contractors, are compensated on a per project basis, they are incentivized to work more quickly than installers compensated on an hourly basis. While we have not experienced a high level of injuries to date, this incentive structure may result in higher injury rates than others in the industry and could accordingly expose us to increased liability.

If we fail to manage our recent and future growth effectively, we may be unable to execute our business plan, maintain high levels of customer service, or adequately address competitive challenges.

We have experienced significant growth in recent periods and we intend to continue to expand our business within existing markets and in a number of new locations in the future. This growth has placed, and any future growth may continue to place, a significant strain on our management, operational and financial infrastructure. In particular, we have been in the past, and may in the future, be required to expand, train and manage our growing employee base and subcontractors. Our management will also be required to maintain and expand our relationships with customers, suppliers, and other third parties and attract new customers and suppliers, as well as to manage multiple geographic locations.

In addition, if customer growth results in a backlog of installation projects, our installation capacity may be outpaced by the growth of such backlog. An increase in backlog creates higher costs incurred in the period relative to completed installations. If we fail to appropriately manage our backlog in relation to the rate at which we install, it could adversely affect our financial performance and hinder our ability to compete effectively.

Our current and planned operations, personnel, systems and procedures might also be inadequate to support our future growth and may require us to make additional unanticipated investment in our infrastructure, including additional costs for the expansion of our employee base and our subcontractors as well as marketing and branding costs. Our success and ability to further scale our business will depend, in part, on our ability to manage these changes in a cost-effective and efficient manner. If we cannot manage our growth, we may be unable to take advantage of market opportunities, execute our business strategies or respond to competitive pressures. This could also result in declines in quality or customer satisfaction, increased costs, difficulties in introducing new solar service offerings or other operational difficulties. Any failure to effectively manage growth could adversely impact our business, operating results, financial condition and reputation.

The execution of our growth strategy is dependent upon the continued availability of third-party financing arrangements for our customers’ purchases and is affected by general economic conditions and other factors.

Our growth strategy depends on third-party financing arrangements for our customers’ purchases. Most purchasers of our systems have entered into such third-party arrangements to finance their systems over an extended period of time.

Credit markets are unpredictable, and if they become more challenging, customers may be unable or unwilling to finance the cost of our products or the parties that have historically provided this financing may cease to do so, or only do so on terms that are substantially less favorable for our customers, either of which could materially and adversely affect our revenue and growth. In addition, a rise in interest rates would likely increase our customers’ cost of financing our products and could reduce their profits and expected returns on investment in our products. The general reduction in available credit to would-be borrowers or lessees, worldwide economic uncertainty, and the condition of worldwide housing markets could delay or reduce our sales of products to new homebuilders and authorized resellers.

The COVID-19 pandemic, including its variants, has had, and it, along with other future pandemics, could continue to have an adverse impact on our business, operations, and the markets and communities in which we operate.

Our business and financial condition have been, and could continue to be, affected by the COVID-19 pandemic, including its variants. The COVID-19 pandemic has had an unprecedented impact on the U.S. economy and has impacted our business. The effects of COVID-19, such as the widespread growth in infections, travel restrictions, quarantines, return-to-work restrictions, government regulations, supply chain disruptions, workforce shortages, and site closures have impacted and may continue to impact our ability to staff sales and operations centers and install and maintain solar energy systems in the field, as well as direct-to-home sales activities. The rise and resurgence of increasingly infectious variants, despite efforts to combat the virus with vaccinations, has presented additional challenges and unpredictability that have, and may continue to have, resulted in workforce constraints, delays, and additional costs, particularly in regions experiencing significant outbreaks.

The COVID-19 pandemic has also led to significant volatility in global financial markets, which could negatively affect our cost of and access to capital and could have an adverse impact on customer demand and the financial health and credit risk associated with our customers. Future disruptions or instability in capital markets could also negatively impact our ability to raise capital from third parties, such as tax equity partners, to grow our business. In addition, significant inflation, a recession or a market correction resulting from the impacts of the COVID-19 pandemic has and could continue to adversely affect our business. The full economic impact of the pandemic is still not known.

COVID-19 has caused disruptions to the supply chain across the global economy, including within the solar industry. Certain suppliers have experienced, and may continue to experience, delays related to a variety of factors, including logistical delays and component shortages from upstream vendors. In 2020, 2021, and 2022, we experienced periods of temporary delay in obtaining supplies. We believe these delays reduced the number of installations in comparison to what we would have been able to install without the delays. In 2023, we did not experience any appreciable delays in supply. We continue to monitor the situation and are working closely with our subcontractors and suppliers to develop contingency plans for potential operations and supply chain interruptions.

Additionally, if the impacts of the COVID-19 pandemic worsen, or another pandemic were to spread, the supply and pricing of our inverters and other goods and therefore our ability to sell new solar energy systems could be adversely affected. The extent of the impact of the COVID-19 pandemic or another pandemic on our business and operations will depend on, among other factors, the duration and severity of the outbreak, travel restrictions and business closures imposed in China or other countries and their ability to recover from such restrictions when they are lifted, the ability of our suppliers to increase their production of goods in jurisdictions other than China, our ability to contract for supply from other sources on acceptable terms and the willingness of our lenders to permit us to switch suppliers. While we believe that COVID-19 has contributed to price increases for components that we purchase, we believe that the increases to the cost of our components were also due to a combination of other factors, including supply chain constraints, Russia’s war on Ukraine, increased demand for solar systems in the U.S. and Europe, tariffs and trade regulations, rising inflation, and higher labor, material, and shipping costs. We do not have information that allows us to quantify the specific amount of price increases attributable to COVID-19.

The ultimate impact of the COVID-19 pandemic or other future pandemics is highly uncertain, beyond our control, dependent on future developments that cannot be accurately predicted, and subject to change. We will continue to monitor developments affecting our workforce, our customers, and our business operations generally and will take additional actions that we determine are necessary in order to mitigate the impacts; however, any steps we take may be inadequate and, as a result, our business may be harmed.

The cost of maintenance or repair of solar energy systems or energy storage systems throughout the period for which we have offered warranties may be higher than projected today and adversely affect our financial performance and valuation.

Prior to 2023, we generally provided a 25-year workmanship warranty and 25-year roof penetration warranty to customers. Beginning in 2023, we generally provide a 10-year workmanship warranty and a roof penetration warranty of at least five and up to twenty-five years. For the first two years of the workmanship warranty, we cover all costs to repair failures covered by the warranty. After two years, the customer is responsible for certain “truck roll” or service fees, but we otherwise cover the costs of repair. For leases, we provide a twenty five-year limited workmanship warranty and cover all costs for repairs performed under such warranty.

If a solar system or energy storage system fails or malfunctions during the period for which we have offered our workmanship warranty and the failure is covered by such warranty, or if roof damage is covered by the roof penetration warranty, we will incur expenses for maintenance or repair. While our subcontractors provide warranties as to their workmanship, in the event such warranty providers file for bankruptcy, cease operations or otherwise become unable or unwilling to fulfill their warranty obligations, we may not be adequately protected by such warranty obligations. Even if such warranty providers fulfill their obligations, the warranty obligations may not be sufficient to protect us against all of our losses.

Furthermore, it is difficult to predict how future environmental regulations may affect the costs associated with the repair, removal, disposal or recycling of our solar energy systems. This could materially impair our future operating results.

Problems with product quality or performance may lower the residual value of our solar energy systems and may damage our market reputation and cause our financial results to decline.

Because of our limited operating history and the length of the term of our warranties, we have been required to make assumptions and apply judgments regarding a number of factors, including our anticipated rate of warranty claims and the durability, performance and reliability of our solar energy systems. Any widespread product failures or operating deficiencies may damage our market reputation and adversely impact our financial results.

Warranties provided by the manufacturers of equipment we sell or service may be limited by the ability of a supplier and manufacturer to satisfy its warranty or performance obligations or by the expiration of applicable time or liability limits, which could reduce or void the warranty protections of our customers and increase costs to customers for the systems we offer.

Manufacturers of the equipment we sell currently provide a manufacturer’s warranty for 25 years. If there is a covered failure of equipment, the manufacturer will pay for replacement or repair. These warranties are subject to liability and other limits. If a customer seeks warranty protection and a warranty provider is unable or unwilling to perform its warranty obligations, whether as a result of its financial condition or otherwise, or if the term of the warranty obligation has expired or a liability limit has been reached, there may be a reduction or loss of protection for the affected assets and an increase in costs to the customer. Any widespread product failures or operating deficiencies may damage our market reputation and adversely impact our financial results.

Product liability claims against us or accidents could result in adverse publicity and potentially significant monetary damages.

It is possible the solar energy systems, energy storage systems or other current or anticipated products or systems we sell could injure our customers or other third parties or those systems or products could cause property damage as a result of product malfunctions, defects, improper installation, fire or other causes. We rely on third-party manufacturing warranties and our general liability insurance to cover product liability claims and have not obtained separate product liability insurance. Our solar energy systems, energy storage systems and other products or their components could be subject to recalls either due to production defects or malfunctions. Any product liability claim we face could be expensive to defend and may divert management’s attention. The successful assertion of product liability claims against us could result in potentially significant monetary damages, potential increases in insurance expenses, penalties or fines, subject us to adverse publicity, damage our reputation and competitive position and adversely affect sales of solar energy systems or energy storage systems. In addition, product liability claims, injuries, defects or other problems experienced by other companies in the solar industry could lead to unfavorable market conditions to the industry as a whole and may have an adverse effect on our ability to expand our portfolio of solar energy systems and energy storage systems, thus affecting our business, financial condition and results of operations.

Technical and regulatory limitations regarding the interconnection of solar energy systems to the electrical grid may significantly delay interconnections and customer in-service dates, harming our growth rate and customer satisfaction.

Technical and regulatory limitations regarding the interconnection of solar energy systems to the electrical grid may curb or slow our growth in key markets. Utilities throughout the country follow different rules and regulations regarding interconnection and regulators or utilities have or could cap or limit the amount of solar energy that can be interconnected to the grid. Our solar energy systems generally do not provide power to a customer’s site until they are interconnected to the grid.

With regard to interconnection limits, the Federal Energy Regulatory Commission (“FERC”), in promulgating the first form of small generator interconnection procedures, recommended limiting customer-sited intermittent generation resources, such as our solar energy systems, to a certain percentage of peak load on a given electrical feeder circuit. Similar limits have been adopted by many states as a de facto standard and could constrain our ability to market to customers in certain geographic areas where the concentration of solar installations exceeds this limit.

Furthermore, in certain areas, we benefit from policies that allow for expedited or simplified procedures related to connecting solar energy systems and energy storage systems to the electrical grid. We also are required to obtain interconnection permission for each solar energy system from the local utility. In many states and territories, by statute, regulations or administrative order, there are standardized procedures for interconnecting distributed solar energy systems and related energy storage systems to the electric utility’s local distribution system. However, approval from the local utility could be delayed as a result of a backlog of requests for interconnection or the local utility could seek to limit the number of customer interconnections or the amount of solar energy on the grid. If expedited or simplified interconnection procedures are changed or cease to be available, if interconnection approvals from the local utility are delayed or if the local utility seeks to limit interconnections, this could decrease the attractiveness of new solar energy systems and energy storage systems to distributed solar power companies, including us, and the attractiveness of solar energy systems and energy storage systems to customers. Delays in interconnections could also harm our growth rate and customer satisfaction scores. Such limitations or delays could also adversely impact our access to capital and reduce our willingness to pursue solar energy systems and energy storage systems due to higher operating costs. Such limitations would negatively impact our business, results of operations, future growth and cash flows.

As adoption of solar distributed generation rises, along with the increased operation of utility-scale solar generation, the amount of solar energy being contributed to the electrical grid may surpass the capacity anticipated to be needed to meet aggregate demand. If solar generation resources reach a level capable of producing an over-generation situation, some existing solar generation resources may have to be curtailed to maintain operation of the electrical grid. In the event such an over-generation situation were to occur, this could also result in a prohibition on the installation of new solar generation resources. The adverse effects of such a curtailment or prohibition without compensation could adversely impact our business, results of operations, future growth and cash flows.

Our headquarters and other facilities, the facilities of certain subcontractors and suppliers, and our customers are concentrated in certain regions, putting us at risk of region-specific disruptions, including hurricanes or other extreme weather events.

For the twelve months ended December 31, 2023, approximately 92% of our sales were made in Florida. This concentration of our customer base and operational infrastructure could lead to our business and results of operations being particularly susceptible to adverse economic, regulatory, political, weather and other conditions in this market and in other markets that may become similarly concentrated.

Our headquarters are also located in Florida, and we have offices and operations in Texas and Arkansas, operations in Missouri, and sales, marketing and executive offices in Utah. Any significant epidemic, hurricane, earthquake, flood, fire, or other natural disaster in these areas or in countries where our suppliers or the manufacturers of the products we sell are located could materially disrupt our operations, result in damage or destruction of all or a portion of our facilities or result in our experiencing a significant delay in delivery, or substantial shortage, of our products and services.

We may not have adequate insurance, including business interruption insurance, to compensate us for losses that may occur from any such significant events. A significant natural disaster such as a hurricane, a public health crisis such as a pandemic, or civil unrest could have a material adverse impact on our business, results of operations and financial condition. In addition, acts of terrorism or malicious computer viruses could cause disruptions in our or our subcontractors’ and suppliers’ businesses or the economy as a whole. To the extent that these disruptions result in delays or cancellations of installations or the deployment of our solar service offerings, our business, results of operations and financial condition would be adversely affected.

Expansion into new sales channels could be costly and time-consuming. As we enter new channels, we could be at a disadvantage relative to other companies who have more history in these spaces.

If we expand into new sales channels, such as direct-to-home, homebuilder, retail, and e-commerce channels, or adapt to a remote selling model, we may incur significant costs. In addition, we may not initially or ever be successful in utilizing these new channels. Furthermore, we may not be able to compete successfully with companies with a historical presence in such channels, and we may not realize the anticipated benefits of entering such channels, including efficiently increasing our customer base and ultimately reducing costs. Entering new channels also poses the risk of conflicts between sales channels. If we are unable to successfully compete in new channels, our operating results and growth prospects could be adversely affected.

Obtaining a sales contract with a potential customer does not guarantee that the potential customer will not decide to cancel or that we will not need to cancel due to a failed inspection, which could cause us to generate no revenue despite incurring costs and adversely affect our results of operations.

Even after we secure a sales contract with a potential customer, we (either directly or through our subcontractors) must perform an inspection to ensure the home, including the rooftop, meets our standards and specifications. If the inspection finds repairs to the rooftop are required in order to satisfy our standards and specifications to install the solar energy system, and a potential customer does not want to make such required repairs, we would lose that anticipated sale. In addition, per the terms of our customer agreements, a customer maintains the ability to cancel for a limited time after execution of the agreement, and in some other circumstances subject to specified conditions. An accumulation of delays or cancellations of anticipated sales could materially and adversely affect our financial results, as we may have incurred sales-related, design-related, and other expenses and generated no revenue.

We may not realize the anticipated benefits of past or future investments, strategic transactions, or acquisitions, and integration of these acquisitions may disrupt our business and management.

We have in the past and may in the future acquire one or more companies, project pipelines, projects, solar renewable energy credits (“SRECs”), products, or technologies or enter into joint ventures or other strategic transactions. We may not realize the anticipated benefits of past or future investments, strategic transactions, or acquisitions, and these transactions involve numerous risks that are not within our control. These risks include the following, among others:

●	failure to satisfy the required conditions and otherwise complete a planned acquisition, joint venture or other strategic transaction on a timely basis or at all;

●	legal or regulatory proceedings, if any, relating to a planned acquisition, joint venture or other strategic transaction and the outcome of such legal proceedings;

●	difficulty in assimilating the operations, systems, and personnel of the acquired company;

●	difficulty in effectively integrating the acquired technologies or products with our current products and technologies;

●	difficulty in maintaining controls, procedures and policies during the transition and integration;

●	disruption of our ongoing business and distraction of our management and employees from other opportunities and challenges due to integration issues;

●	difficulty integrating the acquired company’s accounting, management information and other administrative systems;

●	inability to retain key technical and managerial personnel of the acquired business;

●	inability to retain key customers, vendors and other business partners of the acquired business;

●	inability to achieve the financial and strategic goals for the acquired and combined businesses;

●	incurring acquisition-related costs or amortization costs for acquired intangible assets that could impact our results of operations;

●	significant post-acquisition investments that may lower the actual benefits realized through the acquisition;

●	potential failure of the due diligence processes to identify significant issues with product quality, legal, and financial liabilities, among other things;

●	moderating and anticipating the impacts of inherent or emerging seasonality in acquired customer agreements;

●	potential inability to assert that internal controls over financial reporting are effective; and

●	potential inability to obtain, or obtain in a timely manner, approvals from governmental authorities, which could delay or prevent such acquisitions.

Our failure to address these risks, or other problems encountered in connection with our past or future investments, strategic transactions, or acquisitions, could cause us to fail to realize the anticipated benefits of these acquisitions or investments, cause us to incur unanticipated liabilities, and harm our business generally. Future acquisitions could also result in dilutive issuances of our equity securities, the incurrence of debt, contingent liabilities, amortization expenses, incremental expenses or the write-off of goodwill, any of which could harm our financial condition or results of operations.

Mergers and acquisitions are inherently risky, may not produce the anticipated benefits and could adversely affect our business, financial condition or results of operations.

Disruptions to solar production metering and energy storage solutions could negatively impact customer experiences, which could damage our market reputation and adversely impact our financial results.

Our customers’ ability to monitor solar energy production for various purposes depends on the operation of the metering solution. For example, some meters and/or inverters operate on either the 3G or 4G cellular data networks, which are expected to sunset in the near future, and newer technologies we use today may also become obsolete. Disruptions to solar production metering and energy storage solutions could negatively impact customer experiences, which could damage our market reputation and adversely impact our financial results.

Our business may be harmed if we fail to properly protect our intellectual property, or if we are required to defend against claims or indemnify others against claims that we infringe on the intellectual property rights of third parties.

We believe that the success of our business depends in part on our proprietary information, processes and know-how. We rely on copyright and trade secret protections to secure our intellectual property. We also typically require employees, consultants, and third parties, such as our vendors and customers, with access to our proprietary information to execute confidentiality agreements. Although we may incur substantial costs in protecting our intellectual property, we cannot be certain that we have adequately protected or will be able to adequately protect it because, among other reasons:

●	others may not be deterred from misappropriating our intellectual property despite the existence of laws or contracts prohibiting such misappropriation and information security measures designed to deter or prevent misappropriation of our intellectual property;

●	we have not obtained intellectual property assignment agreements from our founders or from a contract developer of certain software that we intend to use;

●	foreign intellectual property laws and associated foreign legal enforcement regimes may not adequately protect our intellectual property rights; and
●	policing unauthorized use of our intellectual property may be difficult, expensive, and time-consuming, the remedy obtained may be inadequate to restore protection of our intellectual property, and moreover, we may be unable to determine the extent of any unauthorized use.

In addition, we cannot be certain that our intellectual property provides us with a competitive advantage. Despite our precautions, it may be possible for third parties to develop similar intellectual property independently or obtain and use our intellectual property without our consent. Reverse engineering, unauthorized copying, or other misappropriation of our intellectual property could enable third parties to benefit from our intellectual property without compensating us for doing so. Unauthorized use of our intellectual property by third parties, any other inability to adequately protect our proprietary rights, and the expenses incurred in protecting our intellectual property rights may adversely affect our business.

In the future, we may also be required to defend against claims that we have infringed on the intellectual property of third parties, and we cannot be certain that we will prevail in any intellectual property dispute. Any future litigation required to enforce our intellectual property, to protect our trade secrets or know-how or to defend us or indemnify others against claimed infringement of the rights of third parties could harm our business, financial condition, and results of operations.

We use “open source” software components in our solutions as well as other licensed software, which may require that we release the source code of certain software subject to open source licenses or subject us to possible litigation or other actions that could adversely affect our business.

We utilize software that is licensed under so-called “open source,” “free” or other similar licenses, or that contain components that are licensed in such manner. Our use of open source software may entail different or greater risks than use of third-party commercial software. Open source licensors sometimes do not provide warranties or other contractual protections regarding infringement claims or the quality of the code, and open source software is sometimes made available to the general public on an “as-is” basis under the terms of a non-negotiable license. In addition, if we combine our proprietary software with open source software in a certain manner, we could, under certain open source licenses, be required to release the source code of our proprietary software to the public. We do not believe we have combined any of our proprietary software with open source software in such a manner, but if that were to occur this would allow our competitors to create similar offerings with lower development effort and time.

We may also face claims alleging noncompliance with open source license terms or other license terms, or infringement or misappropriation of proprietary software. These claims could result in litigation, require us to purchase a costly license or require us to devote additional research and development resources to change our software, any of which would have a negative effect on our business and results of operations. Few courts have interpreted open source licenses and these licenses could be construed in a way that could impose unanticipated conditions or restrictions on our ability to use our proprietary software. We cannot guarantee that we have incorporated or will incorporate open source or other software in our software in a manner that will not subject us to liability or require us to release the source code of our proprietary software to the public.

Any security breach, unauthorized access or disclosure, or theft of data, including personal information, we, our third party service providers, and suppliers gather, store, transmit, and use, or other hacking, cyber-attack, phishing attack, and unauthorized intrusions into or through our systems or those of our third party service providers, could harm our reputation, subject us to claims, litigation, financial harm, and have an adverse impact on our business.

In the ordinary course of business, we, our third party providers upon which we rely and our suppliers receive, store, transmit and use data, including the personal information of customers, such as names, addresses, email addresses, credit information and other housing and energy use information, as well as the personal information of our employees. Unauthorized disclosure of such personal information, whether through a breach of our or our third party service providers’ and suppliers’ systems by an unauthorized party, including, but not limited to hackers, threat actors, sophisticated nation-states, nation-state-supported actors, personnel theft or misuse of information or otherwise, could harm our business. In addition, we, our third party service providers upon which we rely and our suppliers may be subject to a variety of evolving threats, such as computer malware (including as a result of advanced persistent threat intrusions), ransomware, malicious code (such as viruses or worms), social engineering (including spear phishing and smishing attacks), telecommunications failures, natural disasters and extreme weather events, general hacking and other similar threats. Cybersecurity incidents have become more prevalent. As of the date of this Report, we have not experienced a material cybersecurity incident. However, cybersecurity incidents could occur on our systems and those of our third parties in the future. Our team members who work remotely pose increased risks to our information technology systems and data, because many of them utilize less secure network connections outside our premises.

Inadvertent disclosure of confidential data, such as personal information, or unauthorized access to this type of data in our possession by a third party, could result in future claims or litigation arising from damages suffered by those affected, government enforcement actions (for example, investigations, fines, penalties, audits and inspections), additional reporting requirements and/or oversight, indemnification obligations, reputational harm, interruptions in our operations, financial loss and other similar harms. In addition, we could incur significant costs in complying with the multitude of federal, state and local laws, and applicable independent security control frameworks, regarding the unauthorized disclosure of personal information. Although to our knowledge we have not experienced a material information security breach, we cannot assure you that the systems and processes we have to prevent or detect security breaches and protect the confidential information we receive, store, transmit and use, will provide absolute security. Finally, any perceived or actual unauthorized disclosure of such information, unauthorized intrusion or other cyberthreat could harm our reputation, substantially impair our ability to attract and retain customers, interrupt our operations and have an adverse impact on our business.

Our contracts may not contain limitations of liability, and even where they do, there can be no assurance that limitations of liability in our contracts are sufficient to protect us from liabilities, damages or claims related to our data privacy and security obligations.

Terrorist attacks or cyberattacks against centralized utilities could adversely affect our business.

Assets owned by utilities such as substations and related infrastructure have been physically attacked in the past and will likely be attacked in the future. These facilities are often protected by limited security measures, such as perimeter fencing. Any such attacks may result in interruption to electricity flowing on the grid and consequently interrupt service to our solar energy systems not combined with an energy storage system, which could adversely affect our operations. Furthermore, cyberattacks, whether by individuals or nation states, against utility companies could severely disrupt their business operations and result in loss of service to customers, which would adversely affect our operations.

We may be subject to information technology system failures or network disruptions that could damage our business operations, financial conditions or reputation.

We may be subject to information technology system failures and network disruptions. These may be caused by natural disasters, accidents, power disruptions, telecommunications failures, acts of terrorism or war, computer viruses, physical or electronic break-ins, or similar events or disruptions. System redundancy may be ineffective or inadequate, and our disaster recovery planning may not be sufficient for all eventualities. Such failures or disruptions could result in delayed or cancelled orders. System failures and disruptions could also impede the manufacturing and shipping of products, delivery of online services, transactions processing and financial reporting. Such system failures or network disruptions could damage our business operations, financial conditions or reputation.

Damage to our brand and reputation or failure to expand our brand would harm our business and results of operations.

We depend significantly on our brand and reputation for high-quality solar service offerings, engineering and customer service to attract customers, contractors and dealers, and grow our business. If we fail to continue to deliver our solar service offerings within the planned timelines, if our solar service offerings do not perform as anticipated or if we damage any customers’ properties or cancel projects, our brand and reputation could be significantly impaired. We also depend greatly on referrals from customers for our growth. Therefore, our inability to meet or exceed customers’ expectations would harm our reputation and growth through referrals. We have at times focused particular attention on expeditiously growing our direct sales force and our contractors, leading us in some instances to hire personnel or contractors who we may later determine do not fit our company culture and standards.

Given the sheer volume of interactions our sales force, dealers and contractors have with customers and potential customers, it is also unavoidable that some interactions will be perceived by customers and potential customers as less than satisfactory and result in complaints. If we cannot manage our hiring and training processes to limit potential issues and maintain appropriate customer service levels, our brand and reputation may be harmed and our ability to grow our business would suffer. In addition, if we were unable to achieve a similar level of brand recognition as our competitors, some of which may have a broader brand footprint, more resources and longer operational history, we could lose recognition in the marketplace among prospective customers, suppliers and subcontractors, which could affect our growth and financial performance. Our growth strategy involves marketing and branding initiatives that will involve incurring significant expenses in advance of corresponding revenue. We cannot assure you that such marketing and branding expenses will result in the successful expansion of our brand recognition or increase our revenue. We are also subject to marketing and advertising regulations in various jurisdictions, and overly restrictive conditions on our marketing and advertising activities may inhibit the sales of the affected products.

The loss of one or more members of our senior management or key personnel may adversely affect our operations.

We depend on our experienced management team, and the loss of one or more key executives could have a negative impact on our business. With any change in leadership, there is a risk to organizational effectiveness and employee retention as well as the potential for disruption to our business. We may be unable to replace key members of our management team and key personnel in the event we lose their services. Integrating new personnel into our management team could prove disruptive to our operations, require substantial resources and management attention and ultimately prove unsuccessful. An inability to attract and retain sufficient managerial personnel who have critical industry experience and relationships could limit or delay our strategic efforts, which could have a material adverse effect on our business, financial condition and results of operations.

A failure to hire and retain a sufficient number of employees and service providers in key functions would constrain our growth and our ability to timely complete customers’ projects and successfully manage customer accounts.

To support our growth, we need to hire, train, deploy, manage and retain a substantial number of skilled employees, engineers, design techs, installers, electricians, operations and sales managers and sales personnel.

Competition for qualified personnel in our industry is increasing, particularly for skilled personnel involved in the installation of solar energy systems. We have in the past been, and may in the future be, unable to attract or retain qualified and skilled installation personnel or installation companies to be our subcontractors, which would have an adverse effect on our business. We and our subcontractors also compete with the homebuilding and construction industries for skilled labor. As these industries grow and seek to hire additional workers, our cost of labor may increase. The unionization of the industry’s labor force could also increase our labor costs. Shortages of skilled labor could significantly delay a project or otherwise increase our costs. Because our profit on a particular installation is based in part on assumptions as to the cost of such project, cost overruns, delays or other execution issues may cause us to not achieve our expected margins or cover our costs for that project. Further, we need to continue to expand upon the training of our customer service team to provide high-end account management and service to customers before, during and following the point of installation of our solar energy systems. Identifying and recruiting qualified personnel and training them requires significant time, expense and attention. It can take several months before a new customer service team member is fully trained and productive at the standards that we have established. If we are unable to hire, develop and retain talented technical and customer service personnel, we may not be able to realize the expected benefits of this investment or grow our business.

In addition, to support the growth and success of our direct-to-consumer channel, we need to recruit, retain and motivate a large number of sales personnel on a continuing basis. We compete with many other companies for qualified sales personnel, and it could take many months before a new salesperson is fully trained on our solar service offerings. If we are unable to hire, develop and retain qualified sales personnel or if they are unable to achieve desired productivity levels, we may not be able to compete effectively.

If we or our subcontractors cannot meet our hiring, retention and efficiency goals, we may be unable to complete customers’ projects on time or manage customer accounts in an acceptable manner or at all. Any significant failures in this regard would materially impair our growth, reputation, business and financial results. If we are required to pay higher compensation than we anticipate, these greater expenses may also adversely impact our financial results and the growth of our business.

Regulators may limit the type of electricians qualified to install and service our solar and battery systems, or introduce other requirements on our installation staff, which may result in workforce shortages, operational delays, and increased costs.

Regulators may limit the type of electricians qualified to install and service our solar and battery systems, such as requiring that electricians installing such systems have a certain license, or introduce other requirements that would apply to our installation staff. While our workforce includes workers licensed to install and service our solar and battery systems, if we are unable to hire, develop and retain sufficient certified electricians, we may face operational delays and increased costs. In addition, our growth may be significantly constrained, which would negatively impact our operating results.

We have previously been subject to, and we may in the future be subject to, regulatory inquiries and litigation, all of which are costly, distracting to our core business and could result in an unfavorable outcome, or a material adverse effect on our business, financial condition, results of operations, or the trading price of our securities.

We have previously been subject to regulatory inquiries and litigation, and in the future, we may be involved in legal proceedings and receive inquiries from government and regulatory agencies from time to time. In the event that we are involved in significant disputes or are the subject of a formal action by a regulatory agency, we could be exposed to costly and time-consuming legal proceedings that could result in any number of outcomes. Although outcomes of such actions vary, any current or future claims or regulatory actions initiated by or against us, whether successful or not, could result in significant costs, costly damage awards or settlement amounts, injunctive relief, increased costs of business, fines or orders to change certain business practices, significant dedication of management time or diversion of significant operational resources, or otherwise harm our business.

If we are not successful in any legal proceedings and litigation, we may be required to pay significant monetary damages, which could hurt our results of operations. Lawsuits are time-consuming and expensive to resolve and divert management’s time and attention. Although we carry general liability insurance, our insurance may not cover potential claims or may not be adequate to indemnify us for all liability that may be imposed. We cannot predict how the courts will rule in any potential lawsuit against us. Decisions in favor of parties that bring lawsuits against us could subject us to significant liability for damages, adversely affect our results of operations and harm our reputation.

If we are unsuccessful in selling new services and products, our business, financial condition and results of operations could be adversely affected.

In the future, we may offer new products or services. There is a risk that such products or services may not work as intended, or that the marketing of the products or services may not be as successful as anticipated. The sale of new products and services generally requires substantial investment. We intend to continue to make substantial investments in new products and services, and it is possible that we may not acquire new products or product enhancements that compete effectively within our target markets or differentiate our products based on functionality, performance or cost, and thus our new products may not result in meaningful revenue. In addition, any delays in releasing new or enhanced products or services could cause us to lose revenue opportunities and potential customers. Any technical flaws in product releases could diminish the innovative impact of our products and have a negative effect on customer adoption and our reputation. If we fail to introduce new products or services that meet the demands of our customers or target markets or do not achieve market acceptance, or if we fail to penetrate new markets, our business, financial conditions and results of operations could be adversely affected.

Our operating results and our ability to grow may fluctuate on a seasonal basis and from quarter to quarter and year to year, which could make our future performance difficult to predict and could cause our operating results for a particular period to fall below expectations.

Our quarterly and annual operating results and our ability to grow are difficult to predict and may fluctuate significantly in the future. Historically, our sales volume has been highest during late spring, summer, and early fall. During this time, consumers in many locations see greater energy needs due to operating air conditioning systems and warm-weather appliances such as swimming pool pumps. Our door-to-door sales efforts are also aided during these months by increased daylight hours, and we have more sales personnel working during these months. We typically have largely or entirely scaled down our sales efforts during the late fall, winter and early spring. Snow, cold weather or other inclement weather can delay our installation of products and services.

We have experienced seasonal and quarterly fluctuations in the past and expect to experience such fluctuations in the future. In addition to the other risks described in this “Risk Factors” section, the following factors could cause our operating results to fluctuate:

●	expiration or initiation of any governmental rebates or incentives;

●	significant fluctuations in customer demand for our solar energy services, solar energy systems and energy storage systems;

●	our subcontractors’ ability to complete installations in a timely manner;

●	our and our subcontractors’ ability to gain interconnection permission for an installed solar energy system from the relevant utility;

●	the availability, terms and costs of suitable financing;

●	our ability to continue to expand our operations and the amount and timing of expenditures related to this expansion;

●	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital-raising activities or commitments;

●	changes in our pricing policies or terms or those of our competitors, including electric utilities;

●	actual or anticipated developments in our competitors’ businesses, technology or the competitive landscape; and

●	natural disasters or other weather or meteorological conditions.

For these or other reasons, the results of any prior quarterly or annual periods should not be relied upon as indications of our future performance.

We may be unable to generate sufficient cash flows or obtain access to external financing necessary to fund our operations and make adequate capital investments as planned due to the general economic environment, cost inflation, and/or the market pressure driving down the average selling prices of our products and services, among other factors.

To acquire new products, support future growth, achieve operating efficiencies and maintain product quality, we may need to make significant capital investments in product and process technology as well as enhancing our digital capabilities. The delayed disposition of such projects, or the inability to realize the full anticipated value of such projects on disposition, could have a negative impact on our liquidity.

Certain municipalities where we install systems also require performance bonds in cash, issued by an insurance company or bonding agency, or bank guarantees or letters of credit issued by financial institutions, which are returned to us upon satisfaction of contractual requirements.

We manage our working capital requirements and fund our committed capital expenditures with our current cash and cash equivalents and cash generated from operations. If our capital resources are insufficient to satisfy our liquidity requirements, we may seek to sell additional equity investments or debt securities or obtain debt financing. Market conditions, however, could limit our ability to raise capital by issuing new equity or debt securities on acceptable terms, or at all, and lenders may be unwilling to lend funds on acceptable terms, or at all. The sale of additional equity investments may result in additional dilution to our equity holders. Debt financing would result in increased expenses and could impose new restrictive covenants. Financing arrangements may not be available to us or may not be available in amounts or on terms acceptable to us. If financing is not available, we may be forced to seek to sell assets or reduce or delay capital investments, any of which could adversely affect our business, results of operations, cash flows, and financial condition.

If we cannot generate sufficient cash flows, find other sources of capital to fund our operations and projects, make adequate capital investments to remain technologically and price competitive, or provide bonding or letters of credit required by our projects, we may need to sell additional equity investments or debt securities, or obtain debt financings. If adequate funds from these or other sources are not available on acceptable terms or at all, our ability to fund our operations, including making digital investments, develop and expand our distribution network, maintain our research and development efforts, meet any debt service obligations we take on in the future or otherwise respond to competitive pressures would be significantly impaired. Our inability to do any of the foregoing could have a material adverse effect on our business, results of operations, cash flows and financial condition.

Inflation could result in decreased value from future contractual payments and higher expenses for labor and equipment, which, in turn, could adversely impact our reputation, business, financial condition, cash flows and results of operations.

Any future increase in inflation may adversely affect our costs, including our subcontractors’ cost of labor and equipment, and may result in a decrease in value in our future contractual payments. These factors could adversely impact our reputation, business, financial condition, cash flows and results of operations.

While we believe that inflationary pressures have contributed to increased costs of labor and components that we purchase, we believe that the increased cost of these items were also due to a combination of other factors, including general supply chain issues resulting from COVID-19, other supply chain constraints, increased demand for solar systems in the U.S. and Europe and tariffs and trade regulations. We do not have information that allows us to quantify the specific amount of cost increases attributable to inflationary pressures.

Fluctuations in interest rates could adversely affect our business and financial results.

We are exposed to interest rate risk because many of our customers depend on debt financing to purchase our solar power systems. An increase in interest rates could make it difficult for our customers to obtain the financing necessary to purchase our solar power systems on favorable terms, or at all, and thus lower demand for our solar power products, reduce revenue and adversely affect our results of operations and cash flow. An increase in interest rates could lower a customer’s return on investment in a system or make alternative investments more attractive relative to solar power systems, which, in each case, could cause our customers to seek alternative investments that promise higher returns or demand higher returns from our solar power systems, which could reduce our revenue and gross margin and adversely affect our financial results. While we believe that increases in interest rates have led to higher financing costs for our customers, lower demand for our products and lower revenue than we would have otherwise experienced, we do not have information that allows us to quantify the adverse affects attributable to increased interest rates.

We may incur debt in the future, which could introduce debt servicing costs and risks to our business.

We and our subsidiaries may incur debt in the future, and such debt arrangements may restrict our ability to incur additional indebtedness, including secured indebtedness. These restrictions could inhibit our ability to pursue our business strategies. Furthermore, there is no assurance that we will be able to enter into debt instruments on acceptable terms or at all. If we were unable to satisfy financial covenants and other terms under new instruments, or obtain waivers or forbearance from our lenders, or if we were unable to obtain refinancing or new financings for our working capital, equipment, and other needs on acceptable terms if and when needed, our business would be adversely affected.

So long as the convertible preferred units (the “Convertible OpCo Preferred Units”) of OpCo remain outstanding, the Sponsor holds certain consent rights over OpCo’s ability to incur indebtedness, which could adversely affect the future business and operations of OpCo and Zeo, including by decreasing its business flexibility.

The terms of the amended and restated limited liability company agreement of OpCo (the “OpCo A&R LLC Agreement”) grant Sponsor certain consent rights with respect to certain actions, including OpCo’s incurrence of indebtedness for borrowed money, subject to certain enumerated exceptions, so long as the Convertible OpCo Preferred Units remain outstanding. As a result, OpCo needs to obtain the prior written consent of Sponsor before incurring any additional indebtedness (subject to the terms of OpCo A&R LLC Agreement). Because Sponsor has interests that are different than, or in addition to and which may conflict with, the interests of OpCo and Zeo, there is no assurance that Sponsor will consent to any proposed future incurrence of debt. Therefore, Sponsor has the ability to influence the outcome of certain matters affecting OpCo and Zeo, and OpCo may be unable to raise additional debt financing to operate during general economic or business downturns, take advantage of new business opportunities, and/or pursue its business strategies.

We have suppliers that are based or manufacture the products we sell outside the United States, which may subject us to additional business risks, including logistical complexity and political instability.

A portion of our supply agreements are with manufacturers and equipment vendors located outside of the United States. Risks we face in conducting business internationally include:

●	multiple, conflicting and changing laws and regulations relating to employment, safety, environmental protection, international trade, and other government approvals, permits, and licenses and regulatory requirements;

●	financial risks, such as longer sales and payment cycles, greater difficulty enforcing rights and remedies and capital controls or other restrictions on the transfer of funds;

●	currency fluctuations, government-fixed foreign exchange rates, the effects of currency hedging activity and the potential inability to hedge currency fluctuations;

●	the effects of Russia’s war against Ukraine and other political and economic instability, including wars, acts of terrorism, political unrest, boycotts, curtailments of trade, nationalization of assets, and other business restrictions;

●	trade barriers such as import and export requirements or restrictions, licensing requirements, tariffs, taxes and other restrictions and expenses for which we may have responsibility, which could increase the prices of our products; and

●	liabilities associated with compliance with laws (for example, the Foreign Corrupt Practices Act (“FCPA”) in the United States and similar laws outside of the United States).

●	the effects of Russia’s war on Ukraine, which, while we believe Russia’s war on Ukraine has contributed to price increases for components that we purchase, we believe that the increases to the cost of our components were also due to a combination of other factors, including general supply chain issues resulting from COVID-19, other supply chain constraints, increased demand for solar systems in the U.S. and Europe, tariffs and trade regulations, rising inflation, and higher labor, material, and shipping costs. We do not have information that allows us to quantify the specific amount of price increases attributable to Russia’s war on Ukraine and do not materially rely directly or indirectly on goods or services sources in Russia, Ukraine or Belarus or have any material business relationships, connections to, or assets in, Russia, Belarus or Ukraine.

We must work with our suppliers to effectively manage the flow of products in light of these risks. If we fail to do so, our available inventory may not correspond with product demand. If we are unable to successfully manage any such risks, any one or more could materially and adversely affect our business, results of operations, cash flows and financial condition.

We are currently dependent on third-party leasing companies to offer customers the option of leasing our solar energy systems.

As of the date of this Report, our customers who have entered into leasing agreements have done so solely with third-party leasing companies established and managed by White Horse Energy. Thus far, such companies have had sufficient assets to finance the purchase of systems for each of our customers who have signed agreements for leased solar energy systems to be installed on their home and for whom the installation processes have been completed. However, no assurance can be given that this will continue. Additionally, if such companies decide not to continue to provide financing for leases due to general market conditions, changes in tax benefits associated with our solar systems, concerns about our business or prospects, or any other reason, or if they materially change the terms under which they are willing to pay us to install and service leased solar energy systems, we will need to identify new leasing partners and negotiate new terms.

We intend to seek out additional third-party investors to provide financing for customers wishing to lease their solar energy systems. However, no assurance can be given that we will be able to successfully do so.

System leases represented 8% of our installations in 2023, though we expect that percentage to increase in 2024. If (i) Solar terminates their relationship with us, (ii) Solar does not have sufficient assets in the future to provide financing for customers wishing to lease their solar energy systems, or (iii) we cannot enter into new arrangements with other third-party investors to provide financing for customers wishing to lease their solar energy systems, we may be unable to continue to increase the size of our residential lease program, which could have a material, adverse effect on our business, results of operations, cash flows, and financial condition in the future.

We typically bear the cost of maintenance and repair on solar energy systems we install that are owned and leased by third-party leasing companies.

We are obligated through a maintenance services agreement to provide maintenance and repair services for solar energy systems we install that are leased by third-party leasing companies to homeowners. In the maintenance services agreement, we have agreed to maintain the leased systems for a fixed fee that is calculated to cover our future expected maintenance costs. If our solar energy systems require an above-average amount of repairs or if the cost of repairing systems were higher than our estimate, we may need to perform such services without additional compensation.

Members of our management team have interests in or are employed by other business ventures that may divert their attention from our business.

Members of our management team presently have, and may in the future have additional, ownership interests in, employment by and/or fiduciary or contractual obligations to other entities with which they are affiliated with (such as Solar). Such other ventures and entities could divert the attention of our management from our business or create conflicts of interests.

Risks Related to Regulation and Policy

Our business currently depends on the availability of utility rebates, tax credits and other benefits, tax exemptions and exclusions, and other financial incentives on the federal, state, and/or local levels. We may be adversely affected by changes in, and application of these laws or other incentives to us, and the expiration, elimination or reduction of these benefits could adversely impact our business.

Our business depends on government policies that promote and support solar energy and enhance the economic viability of owning solar energy systems. U.S. federal, state and local governmental bodies provide incentives to owners, distributors, installers and manufacturers of solar energy systems to promote solar energy. These incentives include an investment tax credit (“Commercial ITC”) and income tax credit offered by the federal government, as well as other tax credits, rebates and SRECs associated with solar energy generation. We rely on these incentives to lower our cost of capital and to attract investors, all of which enable us to lower the price we charge customers for our solar service offerings. These incentives have had a significant impact on the development of solar energy but they could change at any time, as further described below. These incentives may also expire on a particular date, end when the allocated funding is exhausted, or be reduced, terminated or repealed without notice. The financial value of certain incentives may also decrease over time.

In December 2017, the Tax Cuts and Job Acts of 2017 (the “Tax Act”) was enacted. As part of the Tax Act, the corporate income tax rate was reduced, and there were other changes, including limiting or eliminating various other deductions, credits and tax preferences. The IRA implemented a corporate alternative minimum tax of 15% of financial statement income (subject to certain adjustments) for companies that report over $1 billion in profits to shareholders; similar to existing law, business credits (including Commercial ITCs) are limited to 75% of income in excess of $25,000 (with no limit against the first $25,000). We cannot predict whether and to what extent the U.S. corporate income tax rate will change under the Biden administration. The U.S. Congress is constantly considering changes to the tax code. Further limitations on, or elimination of, the tax benefits that support the financing of solar energy under current U.S. law could significantly and adversely impact our business.

Our business model also relies on multiple tax exemptions offered at the state and local levels. For example, some states have property tax exemptions that exempt the value of solar energy systems in determining values for calculation of local and state real and personal property taxes. State and local tax exemptions can have sunset dates, triggers for loss of the exemption, and can be changed by state legislatures and other regulators, and if solar energy systems were not exempt from such taxes, the property taxes payable by customers would be higher, which could offset any potential savings our solar service offerings could offer. Similarly, if state or local legislatures or tax administrators impose property taxes on third-party owners of solar energy systems, solar companies like us would be subject to higher costs.

In general, we rely on certain state and local tax exemptions that apply to the sale of equipment, sale of power, or both. These state and local tax exemptions can expire, can be changed by state legislatures, or their application to us can be challenged by regulators, tax administrators, or court rulings. Any changes to, or efforts to overturn, federal and state laws, regulations or policies that are supportive of solar energy generation or that remove costs or other limitations on other types of energy generation that compete with solar energy projects could materially and adversely affect our business.

We rely on certain utility rate structures, such as net metering, to offer competitive pricing to customers, and changes to those policies may significantly reduce demand for electricity from our solar energy systems.

As of December 31, 2023, a substantial majority of states have adopted net metering policies, including Florida, Texas, Arkansas and Missouri. Net metering policies allow homeowners to serve their own energy load using on-site generation while avoiding the full retail volumetric charge for electricity. Electricity that is generated by a solar energy system and consumed on-site avoids a retail energy purchase from the applicable utility, and excess electricity that is exported back to the electric grid generates a retail credit within a homeowner’s monthly billing period. At the end of the monthly billing period, if the homeowner has generated excess electricity within that month, the homeowner typically carries forward a credit for any excess electricity to be offset against future utility energy purchases. At the end of an annual billing period or calendar year, utilities either continue to carry forward a credit, or reconcile the homeowner’s final annual or calendar year bill using different rates (including zero credit) for the exported electricity.

Utilities, their trade associations, and fossil fuel interests in the country are currently challenging net metering policies, and seeking to eliminate them, cap them, reduce the value of the credit provided to homeowners for excess generation, or impose charges on homeowners that have net metering.

A few states have moved away from traditional full retail net metering and instead values excess generation by customers’ solar systems in various ways. For example, in 2017, Nevada enacted legislation to restore net metering at a reduced credit and guarantee new customers the net metering rate in effect at the time they applied for interconnection for 20 years. In 2016, the Arizona Corporation Commission replaced retail net metering with a net-feed in tariff (a fixed export rate). Some states set limits on the total percentage of a utility’s customers that can adopt net metering or set a timeline to evaluate net metering successor tariffs. For example, South Carolina passed legislation in 2019 that required review of net metering after two years. In 2021, the South Carolina Public Service Commission approved a portion of Duke Energy’s proposal that maintains the net metering framework with time-of-use rates and rejected a proposal from Dominion Energy to eliminate net metering altogether. In 2021 legislation, Illinois changed its net metering threshold from a percentage of customers to full retail net metering offered to a date certain (December 31, 2024) with a directed successor tariff that includes values that distributed resources provide to the distribution grid. New Jersey currently has no net metering cap; however, it has a threshold that triggers commission review of its net metering policy. States we serve now or in the future may adopt similar policies or net metering caps. If the net metering caps in these jurisdictions are reached without an extension of net metering policies, homeowners in those jurisdictions will not have access to the economic value proposition net metering provides. Our ability to sell our solar service offerings may be adversely impacted by the failure to extend existing limits to net metering or the elimination of currently existing net metering policies. The failure to adopt a net metering policy where it currently is not in place would pose a barrier to entry in those states. On April 26, 2022, Florida Governor DeSantis vetoed legislation that would have established a threshold date and percentage trigger when retail net metering would have faced declines in the immediate export rate.

Additionally, the imposition of charges that only or disproportionately impact homeowners that have solar energy systems, or the introduction of rate designs mentioned above, would adversely impact our business. Because fixed charges cannot easily be avoided with the installation of an on-site battery, which can mitigate or eliminate the negative impacts of net metering changes, these fixed charges have the potential to cause a more significant adverse impact. In June of 2021, two of four commissioners of FERC, including its chairperson, issued a letter stating there was a “strong case” such fixed charges in Alabama “may be violating the Commission’s PURPA regulations, undermining the statute’s purpose of encouraging Qualifying Facilities,” which is the Commission’s term for on-site generation. Litigation regarding the legality of these charges is ongoing in federal court. Most recently, on April 26, 2022, Florida Governor DeSantis vetoed legislation that would have allowed investor-owned utilities to petition the Public Service Commission for the ability to add fixed charges on solar customers. As part of the California Public Utilities Commission (“CPUC”) final decision on December 15, 2022, the CPUC rejected a solar specific fixed charge on solar customers.

Electric utility policies, statutes, and regulations and changes to such statutes or regulations may present technical, regulatory and economic barriers to the purchase and use of our solar energy offerings that may significantly reduce demand for such offerings.

Federal, state and local government policies, statutes and regulations concerning electricity heavily influence the market for our solar energy offerings and are constantly evolving. These statutes, regulations, and administrative rulings relate to electricity pricing, net metering, consumer protection, incentives, taxation, competition with utilities and the interconnection of homeowner-owned and third party-owned solar energy systems to the electrical grid. These policies, statutes and regulations are constantly evolving. Governments, often acting through state utility or public service commissions, change and adopt different rates for residential customers on a regular basis and these changes can have a negative impact on our ability to deliver savings, or energy bill management, to customers.

In addition, many utilities, their trade associations, and fossil fuel interests in the country, which have significantly greater economic, technical, operational, and political resources than the residential solar industry, are currently challenging solar-related policies to reduce the competitiveness of residential solar energy. Any adverse changes in solar-related policies could have a negative impact on our business and prospects.

We are not currently regulated as a utility under applicable laws, but we may be subject to regulation as a utility in the future or become subject to new federal and state regulations for any additional solar service offerings we may introduce in the future.

Most federal, state, and municipal laws do not currently regulate us as a utility. As a result, we are not subject to the various regulatory requirements applicable to U.S. utilities. However, any federal, state, local or other applicable regulations could place significant restrictions on our ability to operate our business and execute our business plan by prohibiting or otherwise restricting our sale of electricity. These regulatory requirements could include restricting our sale of electricity, as well as regulating the price of our solar service offerings. If we become subject to the same regulatory authorities as utilities or if new regulatory bodies are established to oversee our business, our operating costs could materially increase.

Changes to the applicable laws and regulations governing direct-to-home sales and marketing may limit or restrict our ability to effectively compete.

We utilize a direct-to-home sales model as a primary sales channel and are vulnerable to changes in laws and regulations related to direct sales and marketing that could impose additional limitations on unsolicited residential sales calls and may impose additional restrictions such as adjustments to our marketing materials and direct-selling processes, and new training for personnel. If additional laws and regulations affecting direct sales and marketing are passed in the markets in which we operate, it would take time to train our sales professionals to comply with such laws, and we may be exposed to fines or other penalties for violations of such laws. If we fail to compete effectively through our direct-selling efforts, our financial condition, results of operations and growth prospects could be adversely affected.

Increases in the cost or reduction in supply of solar energy system and energy storage system components due to tariffs or trade restrictions imposed by the U.S. government could have an adverse effect on our business, financial condition and results of operations.

China is a major producer of solar cells and other solar products. Certain solar cells, modules, laminates and panels from China are subject to various U.S. antidumping and countervailing duty rates, depending on the exporter supplying the product, imposed by the U.S. government as a result of determinations that the U.S. was materially injured as a result of such imports being sold at less than fair value and subsidized by the Chinese government. Historically, we and our subcontractors regularly surveyed the market to identify multiple alternative locations for product manufacturers. Nonetheless, many of the solar products we purchase are from manufacturers in China or from manufacturers in other jurisdictions who rely, in part, on products sourced in China. If alternative sources are not available on competitive terms in the future, we and our subcontractors may be required to purchase these products from manufacturers in China. In addition, tariffs on solar cells, modules and inverters in China may put upward pressure on prices of these products in other jurisdictions from which we or our subcontractors currently purchase equipment, which could reduce our ability to offer competitive pricing to potential customers.

The antidumping and countervailing duties discussed above are subject to annual review and may be increased or decreased. Furthermore, under Section 301 of the Trade Act of 1974, the Office of the United States Trade Representative (“USTR”) imposed tariffs on $200 billion worth of imports from China, including inverters and certain AC modules and non-lithium-ion batteries, effective September 24, 2018. In May 2019, the tariffs were increased from 10% to 25% and may be raised by the USTR in the future. Since these tariffs impact the purchase price of the solar products, these tariffs raise the cost associated with purchasing these solar products from China and reduce the competitive pressure on providers of solar cells not subject to these tariffs.

In August 2021, an anonymous trade group filed a petition with the U.S. Department of Commerce (the “Department of Commerce”) requesting an investigation into whether solar panels and cells imported from Malaysia, Thailand and Vietnam are circumventing anti-dumping and countervailing duties imposed on solar products manufactured in China. The group also requested the imposition of tariffs on such imports ranging from 50%—250%. In November 2021, the Department of Commerce rejected the petition, citing the petitioners’ ongoing anonymity as one of the reasons for its decision. In March 2022, the Department of Commerce announced it is initiating country-wide circumvention inquiries to determine whether imports of solar cell and modules produced in Cambodia, Malaysia, Thailand and Vietnam that use components from China are circumventing anti-dumping and countervailing duty orders on solar cells and modules from China. The Department of Commerce’s inquiries were initiated pursuant to a petition filed by Auxin Solar, Inc. on February 8, 2022.

While the investigation remains ongoing, in December 2022, the Department of Commerce announced its preliminary determination in the investigation. In its determination, the Department of Commerce found that certain Chinese solar manufacturers circumvented U.S. import duties by routing some of their operations through Cambodia, Malaysia, Thailand and Vietnam. Given the Department of Commerce preliminarily found that circumvention was occurring through each of the four Southeast Asian countries, the Department of Commerce made a “country-wide” circumvention finding, which designates each country as one through which solar cells and modules are being circumvented from China. However, companies in these countries will be permitted to certify they are not circumventing the U.S. import duties, in which case the circumvention findings may not apply. The Department of Commerce will take a number of additional steps before issuing a final determination. In particular, the Department of Commerce will conduct in-person audits to verify the information that was the basis of its preliminary determination. Furthermore, the Department of Commerce will gather public comments on the preliminary determination to consider before issuing its final determination.

Notably, however, on June 6, 2022, the President of the United States issued an emergency declaration establishing a tariff exemption of two years for solar panels and cells imported from Cambodia, Malaysia, Thailand and Vietnam, delaying the possibility of the imposition of dumping duties until the end of such two-year period. In September 2022, the Department of Commerce issued its final rule effectuating the two-year exemption period, and new dumping duties will not be imposed on solar panels and cells imported from Cambodia, Malaysia, Thailand and Vietnam until the earlier of two years after the date of the emergency declaration or when the emergency is terminated. Tariffs may be reinstated following the exemption period, but imports of solar cells and modules will not be subject to retroactive tariffs during the exemption period. The addition of new dumping duties would significantly disrupt the supply of solar cells and modules to customers in the U.S., as a large percentage of solar cells and modules used in the U.S. are imported from Cambodia, Malaysia, Thailand and Vietnam. If imposed, these or similar tariffs could put upward pressure on prices of these solar products, which could reduce our ability to offer competitive pricing to potential customers.

In addition, in December 2021, the U.S. International Trade Commission recommended the President extend tariffs initially imposed in 2018 on imported crystalline silicon PV cells and modules for another four years, until 2026. Under Presidential Proclamation 10339, published in February 2022, President Biden extended the tariff beyond the scheduled expiration date of February 6, 2022, with an initial tariff of 14.75%, which will gradually be reduced to 14% by the eighth year of the measure. Since such actions increase the cost of imported solar products, to the extent we or our subcontractors use imported solar products or domestic producers are able to raise their prices for their solar products, the overall cost of the solar energy systems will increase, which could inhibit our ability to offer competitive pricing in certain markets.

Additionally, the U.S. government has imposed various trade restrictions on Chinese entities determined to be acting contrary to U.S. foreign policy and national security interests. For example, the Department of Commerce’s Bureau of Industry and Security has added a number of Chinese entities to its entity list for enabling human rights abuses in the XUAR or for procuring U.S. technology to advance China’s military modernization efforts, thereby imposing severe trade restrictions against these designated entities. Moreover, in June 2021, U.S. Customs and Border Protection issued a Withhold Release Order pursuant to Section 307 of the Tariff Act of 1930 excluding the entry into U.S. commerce of silica-based products (such as polysilicon) manufactured by Hoshine Silicon Industry Co. Ltd. (“Hoshine”) and related companies, as well as goods made using those products, based on allegations related to Hoshine labor practices in the XUAR to manufacture such products. Additionally, in December 2021, Congress passed the UFLPA, which, with limited exception, prohibits the importation of all goods or articles mined or produced in whole or in part in the XUAR, or goods or articles mined or produced by entities working with the XUAR government to recruit, transport or receive forced labor from the XUAR. To date, intensive examinations, withhold release orders, and related governmental procedures have resulted in supply chain and operational delays throughout the industry. Although we maintain policies and procedures designed to maintain compliance with applicable governmental laws and regulations, these and other similar trade restrictions that may be imposed in the future may cause us to incur substantially higher compliance and due diligence costs in connection with procurement and have the effect of restricting the global supply of, and raising prices for, polysilicon and solar products, which could increase the overall cost of solar energy systems, reduce our ability to offer competitive pricing in certain markets and adversely impact our business and results of operations. Further, any operational delays or other supply chain disruption resulting from the human rights concerns or any of the supply chain risks articulated above, associated governmental responses, or a desire to source products, components, or materials from other manufacturers or regions could result in shipping, sales and installation delays, cancellations, penalty payments, or loss of revenue and market share, or may cause our key suppliers to seek to re-negotiate terms and pricing with us, any of which could have a material adverse effect on our business, results of operations, cash flows, and financial condition.

While we believe the tariffs and trade regulations described above have contributed to price increases for components that we purchase, we believe that these price increases were due largely to a combination of other factors, including supply chain constraints, increased demand for solar systems in the U.S. and Europe, rising inflation, and higher labor, material, and shipping costs. We do not have information that allows us to quantify the specific amount of price increases attributable to the tariffs and trade regulations described. We cannot predict what additional actions the U.S. may adopt with respect to tariffs or other trade regulations or what actions may be taken by other countries in retaliation for such measures. The tariffs described above, the adoption and expansion of trade restrictions, the occurrence of a trade war or other governmental action related to tariffs, trade agreements or related policies have the potential to adversely impact our supply chain and access to equipment, our costs and ability to economically serve certain markets. If additional measures are imposed or other negotiated outcomes occur, our ability or the ability of our subcontractors to purchase these products on competitive terms or to access specialized technologies from other countries could be further limited, which could adversely affect our business, financial condition and results of operations.

Any failure to comply with laws and regulations relating to interactions by us or third parties (such as our dealers and subcontractors) with customers or with licensing requirements applicable to our business could result in negative publicity, claims, investigations and litigation, and may adversely affect our financial performance.

Our business involves transactions with customers. We and our subcontractors and dealers must comply with numerous federal, state and local laws and regulations that govern matters relating to our interactions with customers, including those pertaining to privacy and data security, home improvement contracts, warranties and direct-to-home solicitation, along with certain rules and regulations specific to the marketing and sale of residential solar products and services. These laws and regulations are dynamic and subject to potentially differing interpretations, and various federal, state and local legislative and regulatory bodies may expand current laws or regulations, or enact new laws and regulations, regarding these matters. Changes in these laws or regulations or their interpretation could dramatically affect how we do business, acquire customers, and manage and use information we collect from and about current and prospective customers and the costs associated therewith. We strive to comply with all applicable laws and regulations relating to our interactions with customers. It is possible, however, that these requirements may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another and may conflict with other rules or our practices. Noncompliance with any such laws or regulations, or the perception that we or our subcontractors or dealers have violated such laws or regulations or engaged in deceptive practices that could result in a violation, could also expose us to claims, proceedings, litigation and investigations by private parties and regulatory authorities, as well as substantial fines and negative publicity, each of which may materially and adversely affect our business. We have incurred, and will continue to incur, significant expenses to comply with such laws and regulations, and increased regulation of matters relating to our interactions with customers could require us to modify our operations and incur significant additional expenses, which could have an adverse effect on our business, financial condition, and results of operations.

Any investigations, actions, adoption or amendment of regulations relating to the marketing of our products could divert management’s attention from our business, require us to modify our operations and incur significant additional expenses, which could have an adverse effect on our business, financial condition, and results of operations or could reduce the number of our potential customers.

We cannot ensure that our sales professionals and other personnel will always comply with our standard practices and policies, as well as applicable laws and regulations. In any of the numerous interactions between our sales professionals or other personnel and our customers or potential customers, our sales professionals or other personnel may, without our knowledge and despite our efforts to effectively train them and enforce compliance, engage in conduct that is or may be prohibited under our standard practices and policies and applicable laws and regulations. Any such non-compliance, or the perception of non-compliance, may expose us to claims, proceedings, litigation, investigations or enforcement actions by private parties or regulatory authorities, as well as substantial fines and negative publicity, each of which may materially and adversely affect our business and reputation. We have incurred, and will continue to incur, significant expenses to comply with the laws, regulations and industry standards that apply to us.

In addition, our affiliations with third-party dealers and subcontractors may subject us to alleged liability in connection with actual or alleged violations of law by such third parties, whether or not actually attributable to us, which may expose us to significant damages and penalties, and we may incur substantial expenses in defending against legal actions related to third parties, whether or not we are ultimately found liable.

Compliance with environmental laws and regulations can be expensive, and noncompliance with these laws and regulations may result in adverse publicity and potentially significant monetary damages and fines.

We are required to comply with all applicable foreign, U.S. federal, state, and local laws and regulations regarding pollution control and protection of safety and the environment. These law and regulations may include obligations relating to the release, emissions or discharge of materials into the air, water and ground, the generation, storage, handling, use, transportation and disposal of hazardous materials and wastes and the health and safety of our employees and other persons. Under some statutes and regulations, a government agency, or other parties, may seek recovery and response costs from owners or operators of property where releases of hazardous substances have occurred or are ongoing, even if the owner or operator was not responsible for such release or otherwise at fault. We use solar energy system and energy storage components that may contain toxic, volatile and otherwise hazardous substances in our operations. Any failure by us to control the use of, transport of, or to restrict adequately the discharge of, hazardous substances could subject us to, among other matters, potentially significant monetary damages and fines or liabilities or suspensions of our business operations. In addition, if more stringent laws and regulations are adopted in the future, the costs of compliance with these new laws and regulations could be substantial. If we fail to comply with present or future environmental laws and regulations, we may be required to pay substantial fines, suspend production or cease operations, or be subjected to other sanctions. Private parties may also have the right to pursue legal actions to enforce compliance as well as to seek damages for non-compliance with environmental laws and regulations or for personal injury or property damage.

In addition, U.S. legislation includes disclosure requirements regarding the use of “conflict” minerals mined from the Democratic Republic of Congo and adjoining countries and procedures regarding a manufacturer’s efforts to prevent the sourcing of such “conflict” minerals. We have incurred and will incur additional costs to comply with the disclosure requirements, including costs related to determining the source of any of the relevant minerals and metals used in our products. The implementation of these requirements could affect the sourcing and availability of minerals used in the manufacture of solar products. As a result, there may only be a limited pool of suppliers who provide conflict-free minerals, and we cannot be certain that we will be able to obtain products in sufficient quantities or at competitive prices. Since our supply chain is complex, we have not been able to sufficiently verify, and in the future, we may not be able to sufficiently verify, the origins for these conflict minerals used in our products. As a result, we may face reputational challenges with our customers and other stakeholders if we are unable to sufficiently verify the origins for all conflict minerals used in our products.

Compliance with health and safety laws and regulations can be complex, and noncompliance with these laws and regulations may result in potentially significant monetary damages and fines.

We are subject to a number of federal and state laws and regulations, including the federal Occupational Safety and Health Act (“OSHA”) and comparable state statues, establishing requirements to protect the health and safety of workers. The OSHA hazard communication standard, the US EPA community right-to-know regulations under Title III of the federal Superfund Amendment and Reauthorization Act, and comparable state statutes, require maintenance of information about hazardous materials used or produced in operations and provision of this information to employees, state and local government authorities, and citizens. Other OSHA standards regulate specific worker safety aspects of our operations. Substantial fines and penalties can be imposed, and orders or injunctions limiting or prohibiting certain operations may be issued, in connection with any failure to comply with these laws and regulations.

Our business is subject to complex and evolving U.S. and international privacy and data protection laws, rules, policies and other obligations. Many of these laws and regulations are subject to change and uncertain interpretation and could result in claims, increased cost of operations or otherwise harm our business.

Consumer personal privacy and data security have become significant issues and the subject of rapidly evolving regulation. Furthermore, federal, state and local government bodies or agencies have in the past adopted, and may in the future adopt, more laws and regulations affecting data privacy. For example, new California legislation and regulations afford California consumers an array of new rights, including the right to be informed about what kinds of personal information companies have collected and the purpose for the collection. Complying with such laws or regulations, including in connection with any future expansion into new states (e.g., California), may significantly impact our business activities and require substantial compliance costs that adversely affect our business, operating results, prospects and financial condition. To date, we have not experienced substantial compliance costs in connection with fulfilling the requirements with any such laws or regulations. However, we cannot be certain that compliance costs will not increase in the future with respect to such laws or regulations. Furthermore, if we expand to foreign markets we will be subject to additional privacy and data protection laws, such as the General Data Protection Regulation in the European Union.

We operate a call center that uses personal information to conduct follow-up marketing calls to prospective customers of our solar energy systems. The out-going marketing calls we make are subject to the Telephone Consumer Protection Act (“TCPA”) and any failure to comply with the TCPA could result in significant fines and potential litigation from consumers.

Any inability to adequately address privacy and security concerns, even if unfounded, or comply with applicable privacy and data protection laws, regulations and policies, could result in additional cost and liability to us, damage our reputation, inhibit sales and adversely affect our business. Furthermore, the costs of compliance with, and other burdens imposed by, the laws, regulations and policies that are applicable to our business may limit the use and adoption of, and reduce the overall demand for, our solutions. If we are not able to adjust to changing laws, regulations and standards related to privacy or security, our business may be harmed.

A change in our effective tax rate could have a significant adverse impact on our business, and an adverse outcome resulting from examination of our income or other tax returns could adversely affect our results.

A number of factors may adversely affect our future effective tax rates, such as the jurisdictions in which our profits are determined to be earned and taxed; changes in the valuation of our deferred tax assets and liabilities; adjustments to estimated taxes upon finalization of various tax returns; adjustments to our interpretation of transfer pricing standards; changes in available tax credits, grants and other incentives; changes in stock-based compensation expense; the availability of loss or credit carryforwards to offset taxable income; changes in tax laws or the interpretation of such tax laws (for example federal and state taxes); and changes in U.S. generally accepted accounting principles (“GAAP”). A change in our effective tax rate due to any of these factors may adversely affect our future results from operations.

Significant judgment is required to determine the recognition and measurement attributes prescribed in the accounting guidance for uncertainty in income taxes. The accounting guidance for uncertainty in income taxes applies to all income tax positions, including the potential recovery of previously paid taxes, which if settled unfavorably could adversely affect our provision for income taxes. In addition, we are subject to examination of our income tax returns by various tax authorities. We regularly assess the likelihood of adverse outcomes resulting from any examination to determine the adequacy of our provision for income taxes. An adverse determination of an examination could have an adverse effect on our results of operations and financial condition.

Additionally, U.S. tax reform may lead to further changes in (or departure from) these norms. As these and other tax laws and related regulations change, our results of operations, cash flows, and financial condition could be materially impacted. Given the unpredictability of these possible changes and their potential interdependency, it is very difficult to assess whether the overall effect of such potential tax changes would be cumulatively positive or negative for our earnings and cash flow.

Risks Related to Ownership of Zeo Securities

Our management team has limited experience managing a public company, and regulatory compliance obligations may divert its attention from the day-to-day management of our businesses.

Most of the individuals who now constitute our management team have limited to no experience managing a publicly-traded company, interacting with public company investors and complying with the increasingly complex laws pertaining to public companies. Our management team may not successfully or efficiently manage our transition to being a public company subject to significant regulatory oversight and reporting obligations under federal securities laws and the continuous scrutiny of securities analysts and investors. These new obligations and constituents will require significant attention from our senior management and could divert their attention away from the day-to-day management of our businesses, which could adversely affect our businesses. It is probable that we will be required to expand our employee base and hire additional employees to support our operations as a public company, which would increase our operating costs in future periods.

We will incur significant costs as a result of operating as a public company.

We are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, Nasdaq listing requirements and other applicable securities laws and regulations. The expenses incurred by public companies generally for reporting and corporate governance purposes are greater than those for private companies. For example, the Exchange Act requires, among other things, that we file annual, quarterly, and current reports with respect to our business, financial condition, and results of operations. Compliance with these rules and regulations will increase our legal and financial compliance costs, and increase demand on our systems, particularly after we are no longer an emerging growth company. In addition, as a public company, we may be subject to stockholder activism, which can lead to additional substantial costs, distract management, and impact the manner in which we operate our business in ways we cannot currently anticipate. As a result of disclosure of information in this Report and in filings required of a public company, our business and financial condition will become more visible, which may result in threatened or actual litigation, including by competitors. We expect these rules and regulations to increase our legal and financial compliance costs and to make some activities more difficult, time-consuming, and costly, although we are currently unable to estimate these costs with any degree of certainty.

We also expect that being a public company and being subject to new rules and regulations will make it more expensive for us to obtain directors and officers liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These laws and regulations could also make it more difficult for us to attract and retain qualified persons to serve on the Board, committees of the Board or as our executive officers. Furthermore, if we are unable to satisfy our obligations as a public company, we could be subject to delisting of Class A Common Stock, fines, sanctions, and other regulatory action and potentially civil litigation. These factors may therefore strain our resources, divert management’s attention, and affect our ability to attract and retain qualified board members and executive officers.

A significant portion of the total outstanding shares of Class A Common Stock is restricted from immediate resale following the Closing of the Business Combination, but may be sold into the market shortly thereafter. This could cause the market price of Class A Common Stock to drop significantly, even if Zeo’s business is doing well.

Although the Sponsor and each other shareholder party to the Amendment to the Letter Agreement and each Lock-Up Seller party to the Lock-Up Agreement is prohibited from transferring any securities of Zeo until the earlier of (i) six months after the Closing and (ii) subsequent to the Closing, (a) satisfaction of the Early Lock-Up Termination or (b) the date on which Zeo completes a PubCo Sale (as defined in the Lock-Up Agreement), these shares of Class A Common Stock may be sold after the expiration or early termination or release of the respective applicable lock-up under the Amendment to the Letter Agreement or Lock-Up Agreement, as applicable. Additionally, the Initial Shareholders have agreed not to transfer an aggregate 500,000 shares of Class A Common Stock until two years after the Closing (with such shares being forfeited upon the occurrence of a Convertible OpCo Preferred Unit Optional Conversion within two years after Closing). We expect to file one or more registration statements to provide for the resale of such shares from time to time. As restrictions on resale end and the registration statements are available for use, the market price of Class A Common Stock could decline if the holders of currently restricted shares sell them or are perceived by the market as intending to sell them. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of Class A Common Stock.

As a public reporting company, we are subject to rules and regulations established from time to time by the SEC and Public Company Accounting Oversight Board regarding our internal control over financial reporting. If we fail to establish and maintain effective internal control over financial reporting and disclosure controls and procedures, we may not be able to accurately report our financial results or report them in a timely manner, which could adversely affect our business.

We are a public reporting company subject to the rules and regulations established from time to time by the SEC and the Public Company Accounting Oversight Board. These rules and regulations require, among other things, that we establish and periodically evaluate procedures with respect to our internal control over financial reporting. Reporting obligations as a public company are likely to place a considerable strain on our financial and management systems, processes, and controls, as well as on our personnel.

As a public company, we are required to document and test our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act so that our management can certify as to the effectiveness of our internal control over financial reporting by the time our second annual report is filed with the SEC and thereafter, which requires us to document and make significant changes to our internal control over financial reporting. As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act and the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, as well as rules adopted, and to be adopted, by the SEC and Nasdaq, and other applicable securities rules and regulations, which impose various requirements on public companies, including the establishment and maintenance of effective disclosure and financial controls and changes in corporate governance practices. Our management and other personnel need to devote a substantial amount of time to these public company requirements. Moreover, we expect these rules and regulations to substantially increase our legal and financial compliance costs and to make some activities more time-consuming and costly. We may need to hire additional legal, accounting and financial staff with appropriate public company experience and technical accounting knowledge and maintain an internal audit function.

Likewise, as a public company, we may lose our status as an “emerging growth company,” as defined in the JOBS Act, and become subject to the SEC’s internal control over financial reporting management and auditor attestation requirements in the year in which we are deemed to be a large accelerated filer, which would occur once we are subject to Exchange Act reporting requirements for 12 months, have filed at least one SEC annual report and the market value of our common equity held by non-affiliates equals or exceeds $700 million as of the end of the prior fiscal year’s second fiscal quarter. If we become subject to the SEC’s internal control reporting and attestation requirements, we might not be able to complete our evaluation, testing and any required remediation in a timely fashion. In addition, our current controls and any new controls that we develop may become inadequate because of poor design and changes in our business, including increased complexity resulting from any international expansion. Any failure to implement and maintain effective internal controls over financial reporting could adversely affect the results of assessments by our independent registered public accounting firm and their attestation reports.

We are continuing to develop and refine our disclosure controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we will file with the SEC is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms and that information required to be disclosed in reports under the Exchange Act is accumulated and communicated to our principal executive and financial officers. We are also continuing to improve our internal control over financial reporting, which includes hiring additional accounting and financial personnel to implement such processes and controls. We expect to incur costs related to implementing an internal audit and compliance function in the upcoming years to further improve our internal control environment.

We have identified material weaknesses in our internal controls over financial reporting. If we are unable to remediate these material weaknesses, if management identifies additional material weaknesses in the future or if we otherwise fail to maintain effective internal controls over financial reporting, we may not be able to accurately or timely report our financial position or results of operations, which may adversely affect our business and stock price or cause our access to the capital markets to be impaired.

We have identified material weaknesses in our internal controls over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal controls over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. These material weaknesses are listed below:

●	Ineffective controls over period end financial disclosure and reporting processes, including not timely performing certain reconciliations and the completeness and accuracy of those reconciliations, and lack of effectiveness of controls over accurate accounting and financial reporting and reviewing the underlying financial statement elements that led to, for example, inappropriate revenue recognition, preparing consolidating financial statements that did not contain the required eliminating journal entries for intercompany transactions, and recording incorrect journal entries that also did not have the sufficient review and approval.

●	Insufficient controls around the review of certain technical accounting matters and related entries due to lack of sufficient staffing of adequate accounting resources.

●	Inadequate segregation of duties in various key processes, including user access within the information technology control environment.

●	Lack of documentation of policies and procedures including cybersecurity, user access reviews, and sufficient change management around the information technology control environment.

●	Incomplete mapping of our risk assessment to our accounting processes and control objectives and a lack of formality in our internal control activities, especially related to management review-type controls.

These control deficiencies could result in a misstatement in our accounts or disclosures that would result in a material misstatement to our financial statements that would not be prevented or detected. Accordingly, we determined that these control deficiencies constitute material weaknesses.

We are in the early stages of designing and implementing a plan to remediate the material weaknesses identified.

Our plan includes the below:

●	Designing and implementing a risk assessment process supporting the identification of risks.

●	Implementing systems and controls to enhance our review of significant accounting transactions and other new technical accounting and financial reporting issues and preparing and reviewing accounting memoranda addressing these issues.

●	Improving our internal control policies and procedures to specifically address controls around segregation of duties, cybersecurity, user access reviews, and changes in management.

●	Implementing specific user access, segregation of duties and change management controls within our financial reporting IT systems.

●	Hiring additional experienced accounting, financial reporting and internal control personnel and changing roles and responsibilities of our personnel as we transition to being a public company and are required to comply with Section 404 of the Sarbanes-Oxley Act (“Section 404”). We are in the process of hiring additional resources and we are engaging with a third-party consulting firm to assist us with our formal internal control plan and to provide accounting services related to complex accounting transactions.

●	Implementing controls to enable an effective and timely review of period-end close procedures.

●	Implementing controls to enable an accurate and timely review of accounting records that support our accounting processes and maintain documents for internal accounting reviews.

We cannot assure you that these measures will significantly improve or remediate the material weaknesses described above. The implementation of these remediation measures is in the early stages and will require validation and testing of the design and operating effectiveness of our internal controls over a sustained period of financial reporting cycles and, as a result, the timing of when we will be able to fully remediate the material weaknesses is uncertain. If the steps we take do not remediate the material weaknesses in a timely manner, there could be a reasonable possibility that these control deficiencies or others may result in a material misstatement of our annual or interim financial statements that would not be prevented or detected on a timely basis. This, in turn, could jeopardize our ability to comply with our reporting obligations, limit our ability to access the capital markets and adversely impact our stock price.

We and our independent registered public accounting firm were not required to perform an evaluation of our internal control over financial reporting as of December 31, 2023 in accordance with the provisions of the Sarbanes-Oxley Act. Accordingly, we cannot assure you that we have identified all, or that we will not in the future have additional, material weaknesses. Material weaknesses may still exist when we report on the effectiveness of our internal control over financial reporting as required by reporting requirements under Section 404.

Implementing any appropriate changes to our internal controls may distract our officers and employees, entail substantial costs to modify our existing processes and take significant time to complete. These changes may not, however, be effective in maintaining the adequacy of our internal controls, and any failure to maintain that adequacy, or consequent inability to produce accurate financial statements on a timely basis, could increase our operating costs and harm our business. In addition, investors’ perceptions that our internal controls are inadequate or that we are unable to produce accurate financial statements on a timely basis may harm our stock price and make it more difficult for us to effectively market and sell our products and services to new and existing customers.

However, if we identify future deficiencies in our internal control over financial reporting or if we are unable to comply with the demands that are placed upon us as a public company, including the requirements of Section 404 of the Sarbanes-Oxley Act, in a timely or effective manner, we may be unable to accurately report our financial results, or report them within the timeframes required by the SEC. We also could become subject to sanctions or investigations by the SEC or other regulatory authorities. In addition, if we are unable to assert that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal control over financial reporting when required, investors may lose confidence in the accuracy and completeness of our financial reports, we may face restricted access to the capital markets and our stock price may be adversely affected.

Our current controls and any new controls that we develop may also become inadequate because of poor design or changes in our business, including increased complexity resulting from any international expansion, and weaknesses in our disclosure controls and internal control over financial reporting may be discovered in the future. Any failure to develop or maintain effective controls or any difficulties encountered in their implementation or improvement could cause us to fail to meet our reporting obligations, result in a restatement of our financial statements for prior periods, undermine investor confidence in us and adversely affect the trading price of our common stock. In addition, if we are unable to continue to meet these requirements, we may not be able to remain listed on Nasdaq.

Changing laws and regulations could create uncertainty for Zeo regarding compliance matters and result in higher costs.

Changing laws, regulations and standards relating to corporate governance and public disclosure are creating uncertainty for public companies, increasing legal and financial compliance costs, and making some activities more time consuming. These laws, regulations and standards are subject to varying interpretations and may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We intend to invest resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of management’s time and attention from revenue-generating activities to compliance activities. We cannot predict or estimate the amount or timing of additional costs it may incur to respond to these requirements. If our efforts to comply with new laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to their application and practice, regulatory authorities may initiate legal proceedings against us, and our business may be adversely affected.

The rules and regulations applicable to public companies make it more expensive for Zeo to obtain and maintain director and officer liability insurance, which could adversely affect its ability to attract and retain qualified officers and directors.

The rules and regulations applicable to public companies make it more expensive for Zeo to obtain and maintain director and officer liability insurance, and Zeo may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. We cannot predict or estimate the amount or timing of additional costs we may incur to respond to these requirements. The potential for increased personal liability could also make it more difficult for Zeo to attract and retain qualified members of the Board, particularly to serve on its audit committee and compensation committee, and qualified executive officers.

An active, liquid market for Zeo’s securities may not develop, which would adversely affect the liquidity and price of Zeo’s securities.

The price of Zeo’s securities may vary significantly due to factors specific to Zeo as well as to general market or economic conditions. Furthermore, an active, liquid trading market for Zeo’s securities may never develop, or, if developed, it may not be sustained. You may be unable to sell your securities without depressing the market price for the securities or at all unless an active, liquid market can be established and sustained. An inactive trading market may also impair Zeo’s ability to attract and motivate employees through equity incentive awards and to acquire other companies, products or technologies by using shares of capital stock as consideration.

The market price of the shares of Class A Common Stock may decline.

The market price of the shares of Class A Common Stock may decline for a number of reasons, including if:

●	investors react negatively to the prospects of Zeo’s business;

●	Zeo’s business and prospects is not consistent with the expectations of financial or industry analysts; or

●	Zeo does not achieve the perceived benefits of the Business Combination as rapidly or to the extent anticipated by financial or industry analysts.

The price of Class A Common Stock may change significantly, even if Zeo’s business is doing well, and you could lose all or part of your investment as a result.

The trading price of shares of Class A Common Stock is likely to be volatile. The stock market recently has experienced extreme volatility. This volatility often has been unrelated or disproportionate to the operating performance of particular companies. You may not be able to resell your shares of Class A Common Stock at an attractive price due to a number of factors such as the following:

●	results of operations that vary from the expectations of securities analysts and investors;

●	results of operations that vary from those of Zeo’s competitors;

●	changes in expectations as to Zeo’s future financial performance, including financial estimates and investment recommendations by securities analysts and investors;

●	declines in the market prices of stocks generally;

●	strategic actions by Zeo or its competitors;

●	announcements by Zeo or its competitors of significant contracts, acquisitions, joint ventures, other strategic relationships or capital commitments;

●	any significant change in Zeo’s management;

●	changes in general economic or market conditions (including changes in interest rates or inflation) or trends in Zeo’s industry or markets;

●	changes in business or regulatory conditions, including new laws or regulations or new interpretations of existing laws or regulations applicable to Zeo’s business;

●	future sales of Class A Common Stock or other securities;

●	dilution as a result of future exercises of Zeo Warrants or conversion of the Convertible OpCo Preferred Units;

●	investor perceptions of the investment opportunity associated with Class A Common Stock relative to other investment alternatives;

●	the public’s response to press releases or other public announcements by Zeo or third parties, including Zeo’s filings with the SEC;

●	litigation involving Zeo, Zeo’s industry, or both, or investigations by regulators into the Board, Zeo’s operations or those of Zeo’s competitors;

●	guidance, if any, that Zeo provides to the public, any changes in this guidance or Zeo’s failure to meet this guidance;

●	the development and sustainability of an active trading market for Class A Common Stock;

●	actions by institutional or activist stockholders;

●	changes in accounting standards, policies, guidelines, interpretations or principles; and

●	other events or factors, including those resulting from pandemics, natural disasters, war, acts of terrorism or responses to these events.

These broad market and industry fluctuations may adversely affect the market price of Class A Common Stock, regardless of Zeo’s actual operating performance. In addition, price volatility may be greater if the public float and trading volume of Class A Common Stock is low.

In the past, following periods of market volatility, stockholders have instituted securities class action litigation. If Zeo were involved in securities litigation, it could have a substantial cost and divert resources and the attention of executive management from Zeo’s business regardless of the outcome of such litigation.

Redeemable warrants issued in ESGEN’s initial public offering, entitling the holder thereof to purchase Class A Common Stock (the “Zeo Warrants”) will become exercisable for Zeo Common Stock, which would increase the number of shares eligible for future resale in the public market and result in dilution to the stockholders of Zeo.

Outstanding Zeo Warrants to purchase an aggregate of 13,799,989 shares of Zeo Common Stock are exercisable in accordance with the terms of the warrant agreement governing those securities. These Zeo Warrants will become exercisable 30 days after the completion of the Business Combination. The exercise price of these Zeo Warrants is $11.50 per share. To the extent such Zeo Warrants are exercised, additional shares of Class A Common Stock will be issued, which will result in dilution to the then existing holders of Class A Common Stock and increase the number of shares eligible for resale in the public market.

Zeo stockholders may experience significant dilution as a result of a Convertible OpCo Preferred Unit Conversion.

Subject to the conditions described in the OpCo A&R LLC Agreement, holders of the Convertible OpCo Preferred Units may, or OpCo may require the holders of such Convertible OpCo Preferred Units to, convert all of such holder’s Convertible OpCo Preferred Units into such number of Exchangeable OpCo Units as determined by the conversion ratio applicable to the respective Convertible OpCo Preferred Unit Conversion. Upon the occurrence of a conversion of Convertible OpCo Preferred Units into Exchangeable OpCo Units, all Exchangeable OpCo Units received as a result of such conversion shall be immediately exchanged (together with an equal number of shares of Zeo Class V Common Stock) into an equal number of shares of Class A Common Stock. Accordingly, if the Convertible OpCo Preferred Units are converted into Exchangeable OpCo Units and immediately thereafter exchanged for shares of Class A Common Stock, holders of Class A Common Stock could experience significant dilution. Further, if the holders of the shares of Class A Common Stock issued as a result of a Convertible OpCo Preferred Unit Conversion dispose of a substantial portion of such shares of Class A Common Stock in the public market, whether in a single transaction or series of transactions, it could adversely affect the market price for Zeo’s Class A Common Stock. These sales, or the possibility that these sales may occur, could make it more difficult for Zeo or its stockholders to sell shares of Class A Common Stock in the future.

Zeo may be subject to securities class action litigation, which may harm its business and operating results.

Certain companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. Zeo may be the target of this type of litigation in the future. Securities litigation against Zeo could result in substantial costs and damages and divert Zeo’s management’s attention from other business concerns, which could seriously harm Zeo’s business, results of operations, financial condition or cash flows.

Zeo may also be called on to defend itself against lawsuits relating to its business operations. Some of these claims may seek significant damages amounts. Due to the inherent uncertainties of litigation, the ultimate outcome of any such proceedings cannot be accurately predicted. A future unfavorable outcome in a legal proceeding could have an adverse impact on Zeo’s business, financial condition and results of operations. In addition, current and future litigation, regardless of its merits, could result in substantial legal fees, settlements or judgment costs and a diversion of Zeo’s management’s attention and resources that are needed to successfully run Zeo’s business.

Because there are no current plans to pay cash dividends on shares of Class A Common Stock for the foreseeable future, you may not receive any return on investment unless you sell your shares of Class A Common Stock at a price greater than what you paid for them.

Zeo intends to retain future earnings, if any, for future operations, expansion (which may include potential acquisitions) and debt repayment, and there are no current plans to pay any cash dividends for the foreseeable future. The declaration, amount and payment of any future dividends on shares of Class A Common Stock will be at the sole discretion of the Board. The Board may take into account general and economic conditions, Zeo’s financial condition and results of operations, Zeo’s available cash and current and anticipated cash needs, capital requirements, contractual, legal, tax and regulatory restrictions, implications of the payment of dividends by Zeo’s to its stockholders or by its subsidiaries to it and such other factors as the Board may deem relevant. As a result, you may not receive any return on an investment in the shares of Class A Common Stock unless you sell such shares for a price greater than that which you paid for it.

Zeo may issue additional shares of Class A Common Stock or other equity securities without seeking approval of its stockholders, which would dilute your ownership interests and may depress the market price of Class A Common Stock.

Zeo has Zeo Warrants outstanding to purchase up to an aggregate of 13,799,989 shares of Class A Common Stock. Additionally, Zeo will issue shares of Class A Common Stock to the holders of Convertible OpCo Preferred Units upon the occurrence of a Convertible OpCo Preferred Unit Conversion. Further, Zeo may choose to seek third-party financing to provide additional working capital for Zeo’s business, in which event Zeo may issue additional shares of Class A Common Stock or other equity securities. Zeo may also issue additional shares of Class A Common Stock or other equity securities of equal or senior rank in the future for any reason or in connection with, among other things, future acquisitions, the redemption of outstanding Zeo Warrants or repayment of outstanding indebtedness, without stockholder approval, in a number of circumstances.

The issuance of additional shares of Class A Common Stock or other equity securities of equal or senior rank would have the following effects:

●	Zeo’s existing shareholders’ proportionate ownership interest in Zeo will decrease;

●	the amount of cash available per share, including for payment of dividends in the future, may decrease;

●	the relative voting strength of each previously outstanding share of Class A Common Stock may be diminished; and

●	the market price of the shares of Class A Common Stock may decline.

Zeo intends to file a registration statement with the SEC on Form S-8 that will automatically become effective upon filing. Our issuance of additional shares of Class A Common Stock or convertible securities could make it difficult for another company to acquire us, may dilute your ownership of us and could adversely affect the price of Class A Common Stock.

Zeo intends to file a registration statement with the SEC on Form S-8 providing for the registration of shares of Class A Common Stock issued or reserved for issuance under the 2024 Plan. Subject to the expiration of any applicable lock-ups, shares registered under the registration statement on Form S-8 will automatically become effective upon filing and be available for resale immediately in the public market without restriction. The initial registration statement on Form S-8 is expected to cover approximately 3,220,400 shares of Class A Common Stock.

In addition, the shares of Class A Common Stock reserved for future issuance under the 2024 Plan will become eligible for sale in the public market once those shares are issued, subject to provisions relating to various vesting agreements, lock-up agreements and, in some cases, limitations on volume and manner of sale by affiliates under Rule 144, as applicable.

If securities or industry analysts do not publish research or reports about Zeo’s business, if they change their recommendations regarding the shares of Class A Common Stock or if Zeo’s operating results do not meet their expectations, the price and trading volume of shares of Class A Common Stock could decline.

The trading market for shares of Class A Common Stock will depend in part on the research and reports that securities or industry analysts publish about Zeo or its businesses. If no securities or industry analysts commence coverage of Zeo, the trading price for shares of Class A Common Stock could be negatively impacted. In the event securities or industry analysts initiate coverage, if one or more of the analysts who cover Zeo downgrade its securities or publish unfavorable research about its businesses, or if Zeo’s operating results do not meet analyst expectations, the trading price of shares of Class A Common Stock would likely decline. If one or more of these analysts cease coverage of Zeo or fail to publish reports on Zeo regularly, demand for shares of Class A Common Stock could decrease, which might cause the share price and trading volume to decline. Accordingly, holders of Class A Common Stock may experience a loss as a result of a decline in the market price of Class A Common Stock. In addition, a decline in the market price of Class A Common Stock could adversely affect Zeo’s ability to issue additional securities and to obtain additional financing in the future.

The ability of Zeo’s management to require holders of Zeo Warrants to exercise such Zeo Warrants on a cashless basis will cause holders to receive fewer shares of Class A Common Stock upon their exercise of such Zeo Warrants than they would have received had they been able to exercise such Zeo Warrants for cash.

If Zeo calls the Zeo Warrants for redemption after the redemption criteria described elsewhere in this Report have been satisfied, Zeo’s management will have the option to require any holder that wishes to exercise Zeo Warrants (including any Zeo Warrants held by the Initial Shareholders or their permitted transferees) to do so on a “cashless basis.” If Zeo’s management chooses to require holders to exercise their Zeo Warrants on a cashless basis, the number of shares of Class A Common Stock received by a holder upon exercise will be fewer than it would have been had such holder exercised his, her or its Zeo Warrants for cash. This will have the effect of reducing the potential “upside” of the holder’s investment in Zeo.

Zeo may redeem unexpired Zeo Warrants prior to their exercise at a time that is disadvantageous for holders of Zeo Warrants.

Zeo will have the ability to redeem outstanding Zeo Warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per Zeo Warrant; provided, that the last reported sales price of shares of Class A Common Stock equals or exceeds $18.00 per share for any 20 trading days within a 30 trading-day period ending on the third business day prior to the date Zeo sends the notice of redemption to the holders of Zeo Warrants. If and when the Zeo Warrants become redeemable by Zeo, Zeo may exercise its redemption right if there is a current registration statement in effect with respect to the shares of Class A Common Stock underlying such Zeo Warrants. Redemption of the outstanding Zeo Warrants could force you to: (i) exercise your Zeo Warrants and pay the related exercise price at a time when it may be disadvantageous for you to do so; (ii) sell your Zeo Warrants at the then-current market price when you might otherwise wish to hold your Zeo Warrants; or (iii) accept the nominal redemption price which, at the time the outstanding Zeo Warrants are called for redemption, is likely to be substantially less than the market value of your Zeo Warrants.

In the event Zeo determines to redeem any Zeo Warrants, holders of such Zeo Warrants would be notified of such redemption as described in the warrant agreement governing the Zeo Warrants. Specifically, in the event that Zeo elects to redeem all of the redeemable Zeo Warrants as described above, Zeo will fix a Zeo Warrant redemption date. Notice of redemption will be mailed by first class mail, postage prepaid, by Zeo not less than 30 days prior to such date to the registered holders of the redeemable Zeo Warrants to be redeemed at their last addresses as they appear on the registration books. Any notice mailed in the manner provided in the warrant agreement governing the Zeo Warrants will be conclusively presumed to have been duly given whether or not the registered holder received such notice. In addition, beneficial owners of the redeemable Zeo Warrants will be notified of such redemption via Zeo’s posting of the redemption notice to DTC.

If Zeo’s performance does not meet market expectations, the price of its securities may decline.

If Zeo’s performance does not meet market expectations, the price of Zeo Common Stock may decline. Fluctuations in the price of Zeo Common Stock could contribute to the loss of all or part of your investment. If an active market for Zeo Common Stock develops and continues, the trading price of Zeo Common Stock could be volatile and subject to wide fluctuations in response to various factors, some of which are beyond its control. Any of the factors listed below could have a material adverse effect on your investment in Zeo Common Stock and it may trade at prices significantly below the price you paid for them.

Factors affecting the trading price of Zeo Common Stock may include:

●	actual or anticipated fluctuations in Zeo’s quarterly financial results or the quarterly financial results of companies perceived to be similar to it;

●	changes in the market’s expectations about its operating results;

●	success of competitors;

●	its operating results failing to meet market expectations in a particular period;

●	changes in financial estimates and recommendations by securities analysts concerning Zeo or the solar energy industry and market in general;

●	operating and stock price performance of other companies that investors deem comparable to Zeo;

●	its ability to market new and enhanced products on a timely basis;

●	changes in laws and regulations affecting its business;

●	commencement of, or involvement in, litigation involving Zeo;

●	changes in its capital structure, such as future issuances of securities or the incurrence of additional debt;

●	the volume of shares of its common stock available for public sale;

●	any significant change in its board or management;

●	sales of substantial amounts of common stock by its directors, executive officers or significant stockholders or the perception that such sales could occur; and

●	general economic and political conditions such as recessions, interest rates, fuel prices, international currency fluctuations and acts of war or terrorism.

Broad market and industry factors may depress the market price of Zeo Common Stock irrespective of its operating performance. The stock market in general and the Nasdaq have experienced price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of the particular companies affected.

 The trading prices and valuations of these stocks, and of Zeo’s securities, may not be predictable. A loss of investor confidence in the market for solar energy or the stocks of other companies which investors perceive to be similar to Zeo could depress its stock price regardless of its business, prospects, financial conditions or results of operations. A decline in the market price of Zeo Common Stock also could adversely affect its ability to issue additional securities and its ability to obtain additional financing in the future.

Delaware law and our governing documents contain certain provisions, including anti-takeover provisions, that limit the ability of stockholders to take certain actions and could delay or discourage takeover attempts that stockholders may consider favorable.

Our governing documents and the DGCL contain provisions that could have the effect of rendering more difficult, delaying, or preventing an acquisition deemed undesirable by the Board and therefore depress the trading price of Class A Common Stock. These provisions could also make it difficult for stockholders to take certain actions, including electing directors who are not nominated by the current members of the Board or taking other corporate actions, including effecting changes in the management of Zeo. Among other things, our governing documents include provisions regarding:

●	the ability of the Board to issue shares of preferred stock, including “blank check” preferred stock and to determine the price and other terms of those shares, including preferences and voting rights, without stockholder approval, which could be used to significantly dilute the ownership of a hostile acquirer;

●	the limitation of the liability of, and the indemnification of, Zeo’s directors and officers;

●	the exclusive right of the Board to elect a director to fill a vacancy created by the expansion of the Board or the resignation, death or removal of a director, which prevents stockholders from being able to fill vacancies on the Board;

●	the requirement that, subject to the special rights of the holders of one or more series of preferred stock, special meetings of the stockholders may be called only (i) by or at the direction of the Board, the Chairperson of the Board or the Chief Executive Officer, in each case, in accordance with our bylaws or (ii) for so long as the holders of shares of Zeo Class V Common Stock beneficially own, directly or indirectly, a majority of the total voting power of stock entitled to vote generally in election of directors, by or at the request of stockholders collectively holding shares of capital stock of Zeo representing a majority of the total voting power of stock entitled to vote generally in election of directors, which could delay the ability of stockholders to force consideration of a proposal or to take action, including the removal of directors;

●	controlling the procedures for the conduct and scheduling of the Board and stockholder meetings;

●	the requirement for the affirmative vote of holders of at least 2/3 of the voting power of all of the then outstanding shares of the voting stock, voting together as a single class, to amend, alter, change or repeal certain provisions of the Proposed Charter, which could preclude stockholders from bringing matters before annual or special meetings of stockholders, delay changes in Zeo and inhibit the ability of an acquirer to effect such amendments to facilitate an unsolicited takeover attempt;

●	the ability of the Board to amend our bylaws, which may allow the Board to take additional actions to prevent an unsolicited takeover and inhibit the ability of an acquirer to amend our bylaws to facilitate an unsolicited takeover attempt; and

●	advance notice procedures with which stockholders must comply to nominate candidates to the Board or to propose matters to be acted upon at a stockholders’ meeting, which could preclude stockholders from bringing matters before annual or special meetings of stockholders, delay changes in the Board and discourage or deter a potential acquirer from conducting a solicitation of proxies to elect the acquirer’s own slate of directors or otherwise attempting to obtain control of Zeo.

These provisions, alone or together, could delay or prevent hostile takeovers and changes in control or changes in the Board or management.

Any provision of our governing documents or Delaware law that has the effect of delaying or preventing a change in control could limit the opportunity for stockholders to receive a premium for their shares of Class A Common Stock and could also affect the price that some investors are willing to pay for shares of Class A Common Stock.

We are a holding company. Our only material asset is our equity interest in OpCo, and we are accordingly be dependent upon distributions from OpCo to pay taxes, make payments under the Tax Receivable Agreement and cover our corporate and other overhead expenses.

We are a holding company and have no material assets other than our equity interest in OpCo. We have no independent means of generating revenue. To the extent OpCo has available cash, we intend to cause OpCo to make generally pro rata distributions to the holders of OpCo Units, including us, in an amount sufficient to cause each OpCo unitholder to receive a distribution at least equal to (i) such OpCo unitholder’s allocable share of net taxable income as calculated with certain assumptions, multiplied by an assumed tax rate, and (ii) with respect to us, any payments required to be made by us under the Tax Receivable Agreement. The assumed tax rate for this purpose will be the combined maximum U.S. federal, state, and local rate of tax applicable to an individual resident in New York City, New York for the applicable taxable year. We intend to cause OpCo to make non-pro rata payments to us to reimburse us for our corporate and other overhead expenses. To the extent that we need funds and OpCo or its subsidiaries are restricted from making such distributions or payments under applicable law or regulation or under the terms of any current or future financing arrangements, or are otherwise unable to provide such funds, our liquidity and financial condition could be materially adversely affected.

Moreover, because we have no independent means of generating revenue, our ability to make tax payments and payments under the Tax Receivable Agreement will be dependent on the ability of OpCo to make distributions to us in an amount sufficient to cover our tax obligations and obligations under the Tax Receivable Agreement. This ability, in turn, may depend on the ability of OpCo’s subsidiaries to make distributions to OpCo. We intend that such distributions from OpCo and its subsidiaries be funded with cash from operations or from future borrowings. The ability of OpCo, its subsidiaries and other entities in which it directly or indirectly hold an equity interest to make such distributions will be subject to, among other things, (i) the applicable provisions of Delaware law (or other applicable jurisdiction) that may limit the amount of funds available for distribution and (ii) restrictions in relevant debt instruments issued by OpCo or its subsidiaries and other entities in which it directly or indirectly holds an equity interest. To the extent that we are unable to make payments under the Tax Receivable Agreement for any reason, such payments will be deferred and will accrue interest until paid, and such failure to make payments may result in a breach under the Tax Receivable Agreement in certain cases. Because distributions of OpCo will be used to fund Tax Receivable Agreement payments by us, OpCo’s liquidity will be affected negatively by the Tax Receivable Agreement in a material respect.

We will be required to make payments under the Tax Receivable Agreement for certain tax benefits that we may claim, and the amounts of such payments could be significant.

In connection with the Business Combination, we entered into the Tax Receivable Agreement with the TRA Holders. This agreement generally provides for the payment by us to the TRA Holders of 85% of the net cash savings, if any, in U.S. federal, state and local income tax and franchise tax (computed using simplifying assumptions to address the impact of state and local taxes) that we actually realize (or are deemed to realize in certain circumstances) in periods after the Business Combination as a result of certain increases in tax basis available to us pursuant to the exercise of the OpCo Exchange Rights or a Mandatory Exchange and certain benefits attributable to imputed interest. We will retain the benefit of the remaining 15% of any actual net cash tax savings that we realize.

The term of the Tax Receivable Agreement will continue until all tax benefits that are subject to the Tax Receivable Agreement have been utilized or expired, unless we experience a change of control (as defined in the Tax Receivable Agreement, which includes certain mergers, asset sales, or other forms of business combinations) or the Tax Receivable Agreement otherwise terminates early (at our election or as a result of our breach or the commencement of bankruptcy or similar proceedings by or against us), and we make the termination payments specified in the Tax Receivable Agreement in connection with such change of control or other early termination.

The payment obligations under the Tax Receivable Agreement are our obligations and not obligations of OpCo, and we expect that the payments required to be made under the Tax Receivable Agreement will be substantial. Payments under the Tax Receivable Agreement will reduce the amount of cash provided by the tax savings that would otherwise have been available to us for other uses. Estimating the amount and timing of payments that may become due under the Tax Receivable Agreement is by its nature imprecise. For purposes of the Tax Receivable Agreement, net cash tax savings generally are calculated by comparing our actual tax liability (determined by using the actual applicable U.S. federal income tax rate and an assumed combined state and local income and franchise tax rate) to the amount we would have been required to pay had we not been able to utilize any of the tax benefits subject to the Tax Receivable Agreement. The actual increases in tax basis covered by the Tax Receivable Agreement, as well as the amount and timing of any payments under the Tax Receivable Agreement, will vary depending on a number of factors, including the timing of any redemption of Exchangeable OpCo Units, the price of Class A Common Stock at the time of each redemption, the extent to which such redemptions are taxable transactions, the amount of the redeeming OpCo unitholder’s tax basis in its Exchangeable OpCo Units at the time of the relevant redemption, the depreciation and amortization periods that apply to the increase in tax basis, the amount and timing of taxable income we generate in the future, the U.S. federal income tax rates then applicable, and the portion of our payments under the Tax Receivable Agreement that constitute imputed interest or give rise to depreciable or amortizable tax basis. Any distributions made by OpCo to us in order to enable us to make payments under the Tax Receivable Agreement, as well as any corresponding pro rata distributions made to the OpCo unitholders, could have a substantial negative impact on our liquidity.

The payments under the Tax Receivable Agreement following the exercise of the OpCo Exchange Rights or a Mandatory Exchange will not be conditioned upon a TRA Holder having a continued ownership interest in us or OpCo.

In certain cases, payments under the Tax Receivable Agreement may be accelerated and/or significantly exceed the actual benefits, if any, Zeo realizes in respect of the tax attributes subject to the Tax Receivable Agreement.

If we experience a change of control (as defined under the Tax Receivable Agreement, which includes certain mergers, asset sales and other forms of business combinations) or the Tax Receivable Agreement otherwise terminates early (at our election or as a result of our breach or the commencement of bankruptcy or similar proceedings by or against us), our obligations under the Tax Receivable Agreement would accelerate and we would be required to make an immediate payment equal to the present value of the anticipated future payments to be made by us under the Tax Receivable Agreement, and it is expected that such payment would be substantial. The calculation of anticipated future payments would be based upon certain assumptions and deemed events set forth in the Tax Receivable Agreement, including (i) that we have sufficient taxable income to fully utilize the tax benefits covered by the Tax Receivable Agreement, and (ii) that any OpCo Units (other than those held by us) outstanding on the termination date are deemed to be redeemed on the termination date. If we were to experience a change of control or the Tax Receivable Agreement was otherwise terminated as of the Closing Date, we estimate that the early termination payment, calculated on the basis of the above assumptions and assuming a share price of $10.00 per share, would be approximately $66.4 million (calculated using a discount rate equal to (i) the greater of (a) 0.25% and (b) the Secured Overnight Financing Rate (“SOFR”), plus (ii) 150 basis points). The foregoing amount is merely an estimate and the actual payment could differ materially. The aggregate amount of payments that are actually made under the Tax Receivable Agreement could substantially exceed the estimated termination payment described above.

Any early termination payment may be made significantly in advance of, and may materially exceed, the actual realization, if any, of the future tax benefits to which the termination payment relates. Moreover, the obligation to make an early termination payment upon a change of control could have a substantial negative impact on our liquidity and could have the effect of delaying, deferring or preventing certain mergers, asset sales, or other forms of business combinations or changes of control.

There can be no assurance that we will be able to satisfy our obligations under the Tax Receivable Agreement.

In the event that payment obligations under the Tax Receivable Agreement are accelerated in connection with a change of control, the consideration payable to holders of Class A Common Stock in connection with such change of control could be substantially reduced.

If we experience a change of control (as defined under the Tax Receivable Agreement, which includes certain mergers, asset sales and other forms of business combinations), we would be obligated to make a substantial immediate payment, and such payment may be significantly in advance of, and may materially exceed, the actual realization, if any, of the future tax benefits to which the payment relates. As a result of this payment obligation, holders of Class A Common Stock could receive substantially less consideration in connection with a change of control transaction than they would receive in the absence of such obligation. Further, any payment obligations under the Tax Receivable Agreement will not be conditioned upon the TRA Holders having a continued interest in us or OpCo. Accordingly, the TRA Holders’ interests may conflict with those of the holders of Class A Common Stock.

We will not be reimbursed for any payments made under the Tax Receivable Agreement in the event that any tax benefits are subsequently disallowed.

Payments under the Tax Receivable Agreement will be based on the tax reporting positions that we will determine. The IRS or another taxing authority may challenge all or part of the tax basis increases covered by the Tax Receivable Agreement, as well as other related tax positions we take, and a court could sustain such challenge. The TRA Holders will not be required to reimburse us for any payments previously made under the Tax Receivable Agreement if any tax benefits that have given rise to payments under the Tax Receivable Agreement are subsequently disallowed, except that excess payments made to any TRA Holder will be netted against future payments that would otherwise be made to such TRA Holder, if any, after our determination of such excess (which determination may be made a number of years following the initial payment and after future payments have been made). As a result, in such circumstances, we could make payments that are greater than our actual net cash tax savings, if any, and we may not be able to recoup those payments, which could have a substantial negative impact on our liquidity.

If OpCo were to become a publicly traded partnership taxable as a corporation for U.S. federal income tax purposes, we and OpCo might be subject to potentially significant tax inefficiencies, and we would not be able to recover payments previously made by us under the Tax Receivable Agreement even if the corresponding tax benefits were subsequently determined to have been unavailable due to such status.

We intend to operate such that OpCo does not become a publicly traded partnership taxable as a corporation for U.S. federal income tax purposes. A “publicly traded partnership” is a partnership the interests of which are traded on an established securities market or are readily tradable on a secondary market or the substantial equivalent thereof. Under certain circumstances, transfers of OpCo Units could cause OpCo to be treated as a publicly traded partnership. Applicable U.S. Treasury regulations provide for certain safe harbors from treatment as a publicly traded partnership, and we intend to operate such that redemptions or other transfers of OpCo Units qualify for one or more of such safe harbors. For example, we intend to limit the number of holders of OpCo Units, and the OpCo A&R LLC Agreement provides for certain limitations on the ability of holders of OpCo Units to transfer their OpCo Units and provides us, as the manager of OpCo, with the right to prohibit the exercise of an OpCo Exchange Right if we determine (based on the advice of counsel) there is a material risk that OpCo would be a publicly traded partnership as a result of such exercise.

If OpCo were to become a publicly traded partnership taxable as a corporation for U.S. federal income tax purposes, significant tax inefficiencies might result for us and for OpCo, including as a result of our inability to file a consolidated U.S. federal income tax return with OpCo. In addition, we might not be able to realize tax benefits covered under the Tax Receivable Agreement, and we would not be able to recover any payments previously made by us under the Tax Receivable Agreement, even if the corresponding tax benefits (including any claimed increase in the tax basis of OpCo’s assets) were subsequently determined to have been unavailable.

In certain circumstances, OpCo will be required to make tax distributions to the OpCo unitholders, including us, and the tax distributions that OpCo will be required to make may be substantial. The OpCo tax distribution requirement may complicate our ability to maintain our intended capital structure.

To the extent OpCo has available cash, we intend to cause OpCo to make generally pro rata distributions to the holders of OpCo Units, including us, in an amount sufficient to cause each OpCo unitholder to receive a distribution at least equal to (i) such OpCo unitholder’s allocable share of net taxable income as calculated with certain assumptions, multiplied by an assumed tax rate, and (ii) with respect to us, any payments required to be made by us under the Tax Receivable Agreement. The assumed tax rate for this purpose will be the combined maximum U.S. federal, state, and local rate of tax applicable to an individual resident in New York City, New York for the applicable taxable year. The amount of tax distributions to such unitholder for any year may be reduced by prior operating distributions made to that unitholder for such year. As a result of certain assumptions in calculating the tax distribution payments, including the assumed tax rate, we may receive tax distributions from OpCo that exceed our actual tax liability and our obligations under the Tax Receivable Agreement by a material amount.

The receipt of such excess distributions would complicate our ability to maintain certain aspects of our capital structure. Such cash, if retained, could cause the value of an OpCo Manager Unit to deviate from the value of a share of Class A Common Stock. If we retain such cash balances, the holders of Exchangeable OpCo Units would benefit from any value attributable to such accumulated cash balances as a result of their exercise of the OpCo Exchange Rights. We intend to take steps to eliminate any material cash balances. Such steps could include distributing such cash balances as dividends on the Class A Common Stock or reinvesting such cash balances in OpCo for additional OpCo Manager Units (with an accompanying stock dividend with respect to Class A Common Stock).

The tax distributions to the OpCo unitholders may be substantial and may, in the aggregate, exceed the amount of taxes that OpCo would have paid if it were a similarly situated corporate taxpayer. Funds used by OpCo to satisfy its tax distribution obligations will generally not be available for reinvestment in its business.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 1C. CYBERSECURITY.

Cybersecurity Risk Management and Strategy

We have developed and implemented, and continue to implement, cybersecurity risk management processes intended to protect the confidentiality, integrity, and availability of our critical systems and information. Primary cybersecurity oversight responsibility is shared by our board of directors, our audit and compliance committee (“Audit Committee”), and senior management.

Our cybersecurity risk management program includes physical, technological, and administrative controls intended to support our cybersecurity and data governance framework, including protections designed to protect the confidentiality, integrity, and availability of our key information systems and customer, employee, partner, and other third-party information stored on those systems. These measures include access controls, encryption, data handling requirements, and internal policies that govern our cybersecurity risk management and data protection practices. Our program also includes cybersecurity risk assessment processes designed to help identify material cybersecurity risks to our critical systems and information.

Over the past fiscal year, we have not identified risks from known cybersecurity threats that have materially affected or are reasonably likely to materially affect us, including our operations, business strategy, operating results, or financial condition.

We will continue to monitor and assess our cybersecurity risk management program as well as seek to improve such systems and processes as appropriate. If we were to experience a material cybersecurity incident in the future, such incident may have a material effect, including on our operations, business strategy, operating results, or financial condition. For more information regarding cybersecurity risks that we face and potential impacts on our business related thereto, see the section titled “Risk Factors” in Part I, Item 1A of this Report.

Cybersecurity Governance

With oversight from our board of directors, the Audit Committee is primarily responsible for assisting the board in fulfilling its oversight responsibilities relating to risk assessment and management, including cybersecurity and other information technology risks. The Audit Committee oversees management’s implementation of our cybersecurity risk management program, including processes and policies for determining risk tolerance, and reviews management’s strategies for adequately mitigating and managing identified risks relating to cybersecurity threats.

The Audit Committee will receive updates from members of management on our cybersecurity risks at its quarterly meetings, and reviews metrics about cyber threat response preparedness, program maturity, risk mitigation status, and the current and emerging threat landscape. In addition, management will provide updates to the Audit Committee, as necessary, regarding any material cybersecurity threats or incidents, as well as any incidents with lesser impact potential.

The Audit Committee reports to our board of directors regarding its activities, including those related to key cybersecurity risks, mitigation strategies, and ongoing developments, on a quarterly basis, or more frequently as needed. The board of directors also receives updates from management on our cyber risk management program and other matters relating to our data privacy and cybersecurity approach, including risk mitigations to bolster and enhance our data protection and data governance framework.

Our management team is responsible for assessing and managing our material risks from cybersecurity threats and for our overall cybersecurity risk management program on a day-to-day basis. Our management team supervises our efforts to prevent, detect, mitigate, and remediate cybersecurity risks and incidents through various means, including through briefings from internal IT personnel, which may include threat intelligence and other information obtained from governmental, public or private sources, and alerts and reports produced by security tools deployed in our IT environment.

ITEM 2. PROPERTIES.

Our corporate headquarters are located in Florida under a lease that expires at the end of October 2026. We maintain offices for operations in Texas and Arkansas, and we have sales, marketing and executive offices in Utah and throughout Florida. We currently lease the office and warehouse spaces that we use in our operations, and we do not own any real property. We believe that our facility space adequately meets our needs and that we will be able to obtain any additional operating space that may be required on commercially reasonable terms..

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

Following the Closing, on March 14, 2024, the Class A Common Stock and publicly traded warrants began trading on Nasdaq under the symbols “ZEO” and “ZEOWW,” respectively.

(b)	Holders

On March 22, 2024, there was one holder of record of our Class A Common Stock, and 26 holders of record of our warrants.

(c) Dividends

The Company has not paid any cash dividends on its shares of its common stock to date. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition. The payment of any dividends will be within the discretion of the Board.

(d) Recent Sales of Unregistered Securities; Use of Proceeds from Registered Offerings

On March 13, 2024, prior to the Closing, the Sponsor was issued 1,500,000 shares of Zeo Class V Common Stock pursuant to the terms of the Sponsor Subscription Agreement in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act and/or Regulation D promulgated thereunder as a transaction by an issuer not involving a public offering without any form of general solicitation or general advertising.

On March 13, 2024, at the Closing, the Sellers collectively received 33,730,000 shares of Zeo Class V Common Stock pursuant to the terms of the Business Combination Agreement in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act and/or Regulation D promulgated thereunder as a transaction by an issuer not involving a public offering without any form of general solicitation or general advertising.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

As discussed elsewhere in this Annual Report on Form 10-K for the year ended December 31, 2023 and below, Zeo became a publicly held entity in March 2024 upon the completion of the Business Combination with ESGEN.

The following discussion and analysis is exclusively attributable to the operations of ESGEN for the years ended December 31, 2023 and 2022, as well as certain activities up to and including the effective date of the Business Combination, or March 13, 2024. This discussion and analysis should be read in conjunction with our financial statements for the years ended December 31, 2023 and 2022 and the related notes thereto, which have been prepared in accordance with GAAP. The preparation of these financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

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

Following the closing of our initial public offering on October 22, 2021, $281,520,000 ($10.20 per Unit) from the net proceeds sold in our initial public offering, including proceeds of the sale of the Private Placement Warrants, was deposited in a trust account (“Trust Account”) and, until October 16, 2023, was only invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. To mitigate the risk of being deemed to have been operating as an unregistered investment company under the Investment Company Act, on October 16, 2023, we instructed the Trustee with respect to the Trust Account, to liquidate the U.S. government securities or money market funds held in the Trust Account and thereafter to hold all funds in the Trust Account in demand deposits (i.e., in one or more bank accounts) until the earliest of ESGEN’s completion of an initial business combination or July 22, 2024 (assuming the Sponsor deposits the required amount into the Trust Account for each New Additional Extension Date and unless the Company’s shareholders approve one or more further Additional Extensions), as applicable.

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

On January 18, 2023, the Company held an extraordinary general meeting of shareholders to consider and vote upon, among other things, a proposal to amend the Company’s amended and restated memorandum and articles of association (the “First Extension Charter Amendment”) to (i) extend the date by which the Company must consummate its initial Business Combination (the “Termination Date”) from January 22, 2023 to April 22, 2023 and (ii) in the event that the Company has not consummated an initial Business Combination by April 22, 2023, to allow the Company, by resolution of the Company’s board of directors (the “Board”) and, without any approval of the Company’s shareholders, upon five days’ advance notice prior to each Additional Extension, to extend the Termination Date up to six times (with each such extension being upon five days’ advance notice), each by one additional month (for a total of up to six additional months to complete a business combination) (each, an “Additional Extension” and such date, an “Additional Extension Date”), provided that the Sponsor or the Sponsor’s affiliates or permitted designees will deposit into the Trust Account for each Additional Extension Date the lesser of (a) $140,000 or (b) $0.04 for each public share that is then-outstanding, in exchange for one or more non-interest bearing, unsecured promissory notes issued by the Company to the Sponsor or the Sponsor’s affiliates or permitted designees (the “Lenders” and each a “Lender”). In connection with the vote to approve the First Extension Charter Amendment, the holders of 24,703,445 Class A ordinary shares properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.35 per share, for an aggregate redemption amount of $255,875,758. The Company currently has until July 22, 2024 (assuming the Sponsor deposits the required amount into the Trust Account for each New Additional Extension Date and unless the Company’s shareholders approve one or more further Additional Extensions) to complete an initial Business Combination.

On October 20, 2023, the Company held an extraordinary general meeting (the “Meeting”) and approved (i) (a) the extension (such proposal, the “Extension Proposal”) of the time period the Company has to complete an initial Business Combination from October 22, 2023 to January 22, 2024 (the “Charter Amendment”) and (b) in the event that the Company has not consummated an initial Business Combination by January 22, 2024, to allow the Company, by resolution of the Board and, without any approval of the Company’s shareholders, upon five days’ advance notice prior to each Additional Extension, to complete six Additional Extensions, provided that the Sponsor or the Sponsor’s affiliates or permitted designees will deposit into the Trust Account for each Additional Extension Date the lesser of (x) $35,000 or (y) $0.0175 for each public share that is then-outstanding, in exchange for one or more non-interest bearing, unsecured promissory notes issued by a Lender, and (ii) the amendment of the Company’s amended and restated memorandum and articles of association to change certain provisions which restrict the Class B ordinary shares, par value $0.0001, of the Company (the “Class B ordinary shares”) from converting to Class A ordinary shares, par value $0.0001 (the “Class A ordinary shares”) prior to the consummation of an initial Business Combination (such proposal, the “Conversion Proposal”). As of the date of filing this report, the Company has deposited the requisite amounts into the Trust Account for each Additional Extension Date until March 22, 2024.

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

On March 13, 2024 (the “Closing Date”), the registrant consummated its previously announced business combination (the “Closing”), pursuant to that certain Business Combination Agreement, dated as of April 19, 2023 (as amended on January 24, 2024, the “Business Combination Agreement”), by and among Zeo Energy Corp., a Delaware corporation (f/k/a ESGEN Acquisition Corporation, a Cayman Islands exempted company), ESGEN OpCo, LLC, a Delaware limited liability company(“OpCo”), Sunergy Renewables, LLC, a Nevada limited liability company (“Sunergy”), the Sunergy equityholders set forth on the signature pages thereto or joined thereto (collectively, “Sellers” and each, a “Seller”, and collectively with Sunergy, the “Sunergy Parties”), for limited purposes, ESGEN LLC, a Delaware limited liability company (the “Sponsor”), and for limited purposes, Timothy Bridgewater, an individual, in his capacity as the Sellers Representative (collectively, the “Business Combination”). Prior to the Closing, (i) except as otherwise specified in the Business Combination Agreement, each issued and outstanding Class B ordinary share of ESGEN was converted into one Class A ordinary share of ESGEN (the “ESGEN Class A Ordinary Shares” and such conversion, the “ESGEN Share Conversion”); and (ii) ESGEN was domesticated into the State of Delaware so as to become a Delaware corporation (the “Domestication”). In connection with the Closing, the registrant changed its name from “ESGEN Acquisition Corporation” to “Zeo Energy Corp.”

Following, each then-outstanding ESGEN Class A Ordinary Share was converted into one share of Class A common stock of the registrant, par value $0.0001 per share (“Zeo Class A Common Stock”), and each then-outstanding ESGEN Public Warrant converted automatically into a warrant of the registrant, exercisable for one share of Zeo Class A Common Stock. Additionally, each outstanding unit of ESGEN was cancelled and separated into one share of Zeo Class A Common Stock and one-half of one warrant of the registrant.

In accordance with the terms of the Business Combination Agreement, Sunergy caused all holders of any options, warrants or rights to subscribe for or purchase any equity interests of Sunergy or its subsidiaries or securities (including debt securities) convertible into or exchangeable for, or that otherwise confer on the holder any right to acquire, any equity interests of Sunergy or any subsidiary thereof (collectively, the “Sunergy Convertible Interests”) existing immediately prior to the Closing to either exchange or convert all such holder’s Sunergy Convertible Interests into limited liability interests of Sunergy (the “Sunergy Company Interests”) in accordance with the governing documents of Sunergy or the Sunergy Convertible Interests.

At the Closing, ESGEN contributed to OpCo (1) all of its assets (excluding its interests in OpCo, but including the amount of cash in ESGEN’s Trust Account (the “Trust Account”) as of immediately prior to the Closing (after giving effect to the exercise of redemption rights by ESGEN shareholders)), and (2) a number of newly issued shares (the “Seller Class V Shares”) of Class V common stock of the registrant, par value $0.0001 per share(“Zeo Class V Common Stock”), which are non-economic, voting shares of Zeo, equal to the number of Seller OpCo Units (as defined in the Business Combination Agreement)and in exchange, OpCo issued to ESGEN (i) a number of Class A common units of OpCo (the “Manager OpCo Units”) which equaled the total number of shares of the Zeo Class A Common Stock issued and outstanding immediately after the Closing and (ii) a number of warrants to purchase Manager OpCo Units which equaled the number of SPAC Warrants (as defined in the Business Combination Agreement) issued and outstanding immediately after the Closing (the transactions described above in this paragraph, the “ESGEN Contribution”). Immediately following the ESGEN Contribution, (x) the Sellers contributed to OpCo the Sunergy Company Interests and (y) in exchange therefor, OpCo transferred to the Sellers the Seller OpCo Units and the Seller Class V Shares.

Prior to the Closing, Sellers transferred 24.167% of their Sunergy Company Interests (which were thereafter exchanged for Seller OpCo Units and Seller Class V Shares at the Closing, as described above) pro rata to Sun Managers, LLC, a Delaware limited liability company (“Sun Managers”), in exchange for Class A Units (as defined in the Sun Managers limited liability company agreement (the “SM LLCA”) in Sun Managers. In connection with such transfer, Sun Managers executed a joinder to, and became a “Seller” for purposes of, the Business Combination Agreement. Sun Managers intends to grant Class B Units (as defined in the SM LLCA) in Sun Managers through the Sun Managers, LLC Management Incentive Plan (the “Management Incentive Plan”) adopted by Sun Managers to certain eligible employees or service providers of OpCo, Sunergy or their subsidiaries, in the discretion of Timothy Bridgewater, as manager of Sun Managers. Such Class B Units may be subject to a vesting schedule, and once such Class B Units become vested, there may be an exchange opportunity through which the grantees may request (subject to the terms of the Management Incentive Plan and the OpCo A&R LLC Agreement (as defined below)) the exchange of their Class B Units into Seller OpCo Units (together with an equal number of Seller Class V Shares), which may then be converted into Zeo Class A Common Stock (subject to the terms of the Management Incentive Plan and the OpCo A&R LLC Agreement). Grants under the Management Incentive Plan will be made after Closing.

As of the Closing Date, upon consummation of the Business Combination, the only outstanding shares of capital stock of the registrant were shares of Zeo Class A Common Stock and Zeo Class V Common Stock.

In connection with entering into the Business Combination Agreement, ESGEN and the Sponsor entered into a subscription agreement, dated April 19, 2023, which ESGEN, the Sponsor and OpCo subsequently amended and restated on January 24, 2024 (the “Sponsor Subscription Agreement”), pursuant to which, among other things, the Sponsor agreed to purchase an aggregate of 1,000,000 preferred units of OpCo(“Convertible OpCo Preferred Unitrs”) convertible into Exchangeable OpCo Unites (as defined below) (and be issued an equal number of shares of Zeo Class V Common Stock) concurrently with the Closing at a cash purchase price of $10.00 per unit and up to an additional 500,000 Convertible OpCo Preferred Units (together with the concurrent issuance of an equal number of shares of Zeo Class V Common Stock) during the six months after Closing if called for by Zeo. Prior to the Closing, ESGEN informed the Sponsor that it wished to call for the additional 500,000 Convertible OpCo Preferred Units at the Closing and, as a result, a total of 1,500,000 Convertible OpCo Preferred Units and an equal number of shares of Zeo Class V Common Stock were issued to Sponsor pursuant to the Sponsor Subscription Agreement for aggregate consideration of $15,000,000.

On April 5, 2023, the Company issued an unsecured promissory note (the “Note”) in the principal amount of up to $1,500,000 to the Sponsor, which may be drawn down by the Company from time to time prior to the consummation of the Sunergy Business Combination. The Note does not bear interest, matures on the date of consummation of the Sunergy Business Combination and is subject to customary events of default. As of December 31, 2023, there was $1,238,449 outstanding under the Note.

On October 17, 2023, ESGEN issued an amended and restated promissory note (the “October 2023 Promissory Note”) in the principal amount of up to $2,500,000 to the Sponsor. The October 2023 Promissory Note amends, restates, replaces and supersedes the Note dated April 5, 2023. The October 2023 Promissory Note could be drawn down by ESGEN from time to time prior to the consummation of ESGEN’s initial Business Combination. The October 2023 Promissory Note did not bear interest, matured on the date of consummation of the Business Combination and was subject to customary events of default. The October 2023 Promissory Note, as well as the promissory note issued on April 17, 2021 to the Sponsor (“April 2021 Promissory Note”), was not repaid and was cancelled at the closing of the Business Combination.

On January 24, 2024, ESGEN issued a new promissory note (“January 2024 Promissory Note”) in the principal amount of up to $750,000 to the Sponsor. The January 2024 Promissory Note could be drawn down by ESGEN from time to time prior to the consummation of ESGEN’s initial Business Combination for specific uses as designated therein. The January 2024 Promissory Note did not bear interest, matured on the date of consummation of the Business Combination and was subject to customary events of default. The principal amount under the January 2024 Promissory Note was paid at the closing of the Business Combination from the funds that ESGEN had available to it outside of its Trust Account.

On March 6, 2024, the Company and, following consummation of the Business Combination, New PubCo held its extraordinary general meeting of shareholders (the “Meeting”) and adopted the following proposals.

1. To approve and adopt the Business Combination Agreement.

2. To approve an amendment to the Company’s existing organizational documents to eliminate the requirement that the Company retain at least $5,000,001 of net tangible assets following the redemption of Public Shares in connection with the Business Combination and to authorize ESGEN to redeem Public Shares in amounts that would cause ESGEN’s net tangible assets to be less than $5,000,001.

3. To approve the domestication of the Company.

4. To approve and adopt the proposed charter and proposed bylaws of New PubCo.

5. To approve the following material differences between the Existing Organizational Documents and the Proposed Charter upon the Domestication.

A. Advisory Charter Proposal 5A – the increase in the authorized share capital of ESGEN from $27,600 divided into 250,000,000 Class A ordinary shares, 25,000,000 Class B ordinary shares, and 1,000,000 preference shares, par value $0.0001 per share, to authorized capital stock of 410,000,000 shares, consisting of (i) 300,000,000 shares of Class A common stock, par value $0.0001 per share, of New PubCo (“New PubCo Class A Common Stock”), (ii) 100,000,000 shares of Class V common stock, par value $0.0001 per share, of New PubCo (“New PubCo Class V Common Stock” and, together with the New PubCo Class A Common Stock, the “New PubCo Common Stock”), and (iii) 10,000,000 shares of preferred stock, par value $0.0001 per share, of New PubCo.

B. Advisory Charter Proposal 5B – To provide that the Proposed Charter may be amended by the affirmative vote of the holders of at least 66 2/3% of the voting power of outstanding shares of New PubCo Common Stock entitled to vote at an election of directors, voting together as a single class, in addition to the affirmative vote of any particular class that shall be entitled to vote separately upon any proposed amendment to the Proposed Charter that would alter or change the powers, preferences or special rights of such class of New PubCo Common Stock in a manner that is disproportionately adverse as compared to the other classes of New PubCo Common Stock.

C. Advisory Charter Proposal 5C – To provide for (i) the filling of newly-created directorships or an vacancy on the New PubCo Board by a majority vote of the remaining directors then in office, even if less than a quorum, and not by the stockholders and (ii) the removal of directors with or without cause and only upon the affirmative vote of the holders of a majority in voting power of all the then outstanding shares of stock entitled to vote generally in the election of directors, voting together as a single class.

D. Advisory Charter Proposal 5D – To provide that, unless New PubCo consents in writing to the selection of an alternative forum, the Delaware Court of Chancery and any appellate court thereof shall be the sole and exclusive forum for certain types of actions or proceedings under Delaware statutory or common law.

E. Advisory Charter Proposal 5E – To provide that each holder of record of New PubCo Class A Commo Stock and New PubCo Class V Common Stock shall be entitled to one vote per share on all matters which stockholders generally are entitled to vote.

F. Advisory Charter Proposal 5F – To provide that the Proposed Charter will not contain provisions related to blank check company status.

G. Advisory Charter Proposal 5G – To provide that the stockholders of New PubCo may act by written consent for so long as the holders of shares of New PubCo Class V Common Stock beneficially own, directly or indirectly, a majority of the total voting power of New PubCo Common Stock entitled to vote generally in the election of directors of New PubCo:

6. To approve, for the purposes of complying with the applicable provisions of Nasdaq Listing Rule 5635, the issuance of shares of New PubCo Class A Common Stock, New PubCo Class V Common Stock and New PubCo Warrants.

7. To approve the 2024 Omnibus Incentive Equity Plan of New PubCo.

8. To approve the election of six (6) directors who will serve on the New PubCo Board upon consummation of the Business Combination until New PubCo’s next annual meeting of stockholders and until their respective successors are duly elected and qualified, or until their earlier death, resignation, retirement or removal.

On March 11, 2024, the Company entered into a non-redemption agreement (the “Non-Redemption Agreement”) with The K2 Principal Fund L.P. (“K2”), pursuant to which K2 agreed (i) to purchase at least 174,826 of the Company’s Class A ordinary shares, par value $0.0001 per share (the “Class A ordinary shares”), in the open market from investors who had elected to redeem such shares in connection with the Company’s March 6, 2024 extraordinary general meeting of shareholders and (ii) not to redeem and to validly rescind any redemption requests on such purchased Class A ordinary shares.

In exchange for the foregoing commitments to purchase and not redeem such Class A ordinary shares, the Company agreed to issue, for no consideration an aggregate of 225,174 shares of Class A common stock, par value $0.0001 per share, of Zeo Energy Corp., a Delaware corporation and the successor to ESGEN following the transactions contemplated by the Business Combination Agreement, at the consummation of the Business Combination.

RESULTS OF OPERATIONS

All of our activity from April 19, 2021 (inception) through December 31, 2023, was in preparation for our initial public offering, and since our initial public offering, including the effectuation of the Charter Amendment and the negotiation and entry into the Business Combination Agreement. We will not generate any operating revenues until the closing and completion of our initial Business Combination.

For the year ended December 31, 2023, we had a net loss of $3,001,194, which consisted of a change in fair value of warrant liabilities of $317,376 and operating costs of $5,059,125, partially offset by interest and investment income on marketable securities and cash held in Trust Account of $1,950,267 and recovery of deferred offering costs allocated to warrants of $425,040.

For the year ended December 31, 2022, we had a net income of $14,334,250, which consisted of a change in the fair value of warrant liabilities of $13,179,936, interest and investment income on marketable securities and cash held in Trust Account of $3,984,431, partially offset by a loss from operations of $2,830,117.

Liquidity and Capital Resources

As of December 31, 2023, we had cash of $60,518 and owe $5,669,349 in accounts payable and accrued expenses and an additional $2,122,937 payable to related parties. Prior to the completion of our initial public offering, our liquidity needs had been satisfied through a capital contribution from the Sponsor of $25,000 and a loan to us of up to $300,000 by our Sponsor under an unsecured promissory note, which had an outstanding balance of $171,346 at December 31, 2023 and 2022. The Sponsor has agreed to defer repayment of the loan until the close of the Business Combination. On April 5, 2023, we issued the Note in the principal amount of up to $1,500,000 to our Sponsor, which may be drawn down by us from time to time prior to the consummation of the initial Business Combination. As of December 31, 2023, there was $1,612,398 outstanding under the Note.

In addition, in order to finance transaction costs in connection with a business combination, our Sponsor, an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to, provide us Working Capital Loans. As of December 31, 2023 and 2022, there were no amounts outstanding under any Working Capital Loans.

The Company anticipates that its cash will not be sufficient to allow the Company to operate for at least the next 12 months from the issuance of the financial statements. The Company has incurred and expects to continue to incur significant costs in pursuit of its acquisition plans and the closing of the business combination described in Note 10. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The Company will seek additional capital through other financing alternatives. There can be no assurance that new financings or other transactions will be available to the Company on commercially acceptable terms, or at all. Should the Company fail to raise additional cash from outside sources, this would have a material adverse impact on its operations.

The accompanying financial statements have been prepared assuming the Company will continue to operate as a going concern, which contemplates the realization of assets and settlement of liabilities in the normal course of business, and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from uncertainty related to its ability to continue as a going concern.

Contractual Obligations

Other than the below, we do not have any long-term debt obligations, capital lease obligations, operating lease obligations, purchase obligations or long- term liabilities.

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

Office Space, Secretarial and Administrative Services

Through the earlier of consummation of the initial Business Combination or the liquidation, the Company incurs $10,000 per month for office space, utilities, secretarial support and administrative services provided by the Sponsor. For the year ended December 31, 2023 and 2022, the Company incurred $120,000, pursuant to this agreement. No amounts have been paid for these services. As of December 31, 2023 and 2022, the Company has accrued and reported on the balance sheets $264,193 and $144,193, respectively, pursuant to this agreement, and included in “Due to related party”.

Registration Rights

The holders of the Founder Shares, Private Placement Warrants and any warrants that may be issued upon conversion of Working Capital Loans (and any Class A ordinary shares issuable upon the exercise of the Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans) are entitled to registration rights pursuant to a registration and shareholder rights agreement signed at the closing of our initial public offering (the “IPO Registration Rights Agreement”). The holders of these securities are entitled to make up to three demands, excluding short form demands, that we register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to our completion of the initial Business Combination. However, the registration and shareholder rights agreement provides that we will not permit any registration statement filed under the Securities Act of 1933, as amended (the “Securities Act”) to become effective until termination of the applicable lock-up period, which occurs (i) in the case of the Founder Shares, and (ii) in the case of the Private Placement. Warrants and the respective Class A ordinary shares issuable upon exercise of the Private Placement Warrants, 30 days after the completion of the initial Business Combination. We will bear the expenses incurred in connection with the filing of any such registration statements. The holders of the Founder Shares, Private Placement Warrants and any warrants that may be issued upon conversion of Working Capital Loans (and any Class A ordinary shares issuable upon the exercise of the Working Capital Loans and warrants that may be issued upon conversion of Working Capital Loans) will be entitled to registration rights pursuant to a registration and expected shareholder rights agreement signed at the closing of our initial public offering. The holders of these securities are entitled to make up to three demands, excluding short form demands, that the company register such securities.

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

A&R Registration Rights Agreement

The Amended Business Combination Agreement contemplates that, at the Closing, Sunergy, Sunergy’s underlying equityholders and the Initial Shareholders (as defined below) (collectively, the “New PubCo Holders”) and New PubCo will enter into an amended and restated IPO Registration Rights Agreement (the “A&R Registration Rights Agreement”), pursuant to which, among other things, New PubCo and the Initial Shareholders will agree to amend and restate the Registration and Shareholder Rights Agreement, dated as of October 22, 2021, entered into by them in connection with ESGEN’s initial public offering. Pursuant to the A&R Registration Rights Agreement, New PubCo will agree that, within 30 days following the consummation of the Sunergy Business Combination, it will use its commercially reasonable efforts to file a resale shelf registration statement on behalf of Sunergy, Sunergy’s underlying equityholders and the Initial Shareholders registering (i) New PubCo’s private placement warrants, (ii) any outstanding shares of New PubCo Class A Common Stock held by the New PubCo Holders, (iii) any shares of New PubCo Class A Common Stock issued or issuable upon exchange of an equivalent number of Class B units of OpCo and Class V common stock of New PubCo, par value $0.0001 per share, issued to the Sellers pursuant to the Amended Business Combination Agreement, (iv) any shares of New PubCo Class A Common Stock issued or to be issued to any of the New PubCo Holders in connection with the Sunergy Business Combination and (v) any other equity security of New PubCo issued or issuable with respect to any of the foregoing by way of a stock dividend or stock split or in connection of shares, recapitalization, merger, consolidation or reorganization (collectively, the “Registrable Securities”); provided, however, that as to any particular Registrable Securities, such securities shall cease to be Registrable Securities when (A) a registration statement with respect to the sale of such Registrable Securities becomes effective under the Securities Act and such Registrable Securities shall have been sold, transferred, disposed of or exchanged in accordance with such registration statement, (B) such Registrable Securities shall have been otherwise transferred and such transferee is not entitled to the registration rights provided in the A&R Registration Rights Agreement, (C) such Registrable Securities shall have ceased to be outstanding, or (D) such Registrable Securities may be sold without registration pursuant to Rule 144 and Rule 145, as applicable, promulgated under the Securities Act (or any successor rule promulgated thereto) (but with no volume or other restrictions or limitations).

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

Concurrently with the execution of the Amended Business Combination Agreement, the Sponsor, the independent directors of the board of directors of ESGEN and one or more client accounts of Westwood Group Holdings, Inc. (successor to Salient Capital Advisors, LLC) (collectively, the “Initial Shareholders”) entered into an amendment (as amended, the “Amendment to the Letter Agreement”) to that certain Letter Agreement, dated as of October 22, 2021, by and between the Initial Shareholders, pursuant to which, among other things, each of the Initial Shareholders agreed (i) not to transfer his, her or its ESGEN Class B ordinary shares (or the ESGEN Class A Common Stock issuable in exchange for such ESGEN Class B ordinary shares pursuant to the Amended Business Combination Agreement) prior to the earlier of (A) six months after the Closing or (B) subsequent to the Closing (x) if the last sale price of the ESGEN Class A Common Stock quoted on Nasdaq is greater than or equal to $12 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a 30-consecutive trading day period commencing at least 90 days after Closing, or (y) the date on which ESGEN completes a liquidation, merger, share exchange or other similar transaction that results in all of the Company’s shareholders having the right to exchange their ESGEN Class A ordinary shares (including any shares of ESGEN Class A Common Stock issuable in exchange for such ESGEN Class A ordinary shares) for cash, securities or other property and (ii) each Initial Shareholder agreed to waive any adjustment to the conversion ratio set forth in the governing documents of ESGEN with respect to the ESGEN Class B ordinary shares prior to the earlier of the ESGEN Share Conversion or the Closing.

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

Off-Balance Sheet Financing Arrangements

As of December 31, 2023, we did not have any off-balance sheet arrangements and did not have any commitments or contractual obligations.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our principal executive officer and principal financial and accounting officer, the effectiveness of our disclosure controls and procedures as of December 31, 2023, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our principal executive officer and principal financial and accounting officer concluded that, as of December 31, 2023, our disclosure controls and procedures were not effective because of the identification of a material weakness in our internal control over financial reporting described below. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles.

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

Management’s Report on Internal Controls Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for us. Under the supervision and with the participation of our chief executive officer and chief financial officer, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2023 based on criteria specified in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, our management, including our chief executive officer and chief financial officer, concluded that, as of December 31, 2023, our internal control over financial reporting was not effective as of December 31, 2023. We identified material weaknesses in our internal control over financial reporting, specifically, we did not design and maintain an effective control environment to prevent or detect material misstatements to the financial statements. Specifically, we lacked a sufficient complement of personnel with an appropriate level of internal controls and accounting knowledge, training and experience commensurate with our financial reporting requirements. Specifically, management did not design and maintain effective controls over the calculation of earnings per share and classification of the reinvestment of interest and dividend income in the Trust Account in the statement of cash flows.

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

ITEM 9B. OTHER INFORMATION.

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Our officers and directors are as follows:

Name	Age	Position
Timothy Bridgewater	62	Chief Executive Officer, Chief Financial Officer and Director
Kalen Larsen	29	Chief Operating Officer
Gianluca “Luke” Guy	46	Chief Installation and Strategy Officer and Director
Brandon Bridgewater	28	Chief Sales Officer
Stirling Adams	58	General Counsel and Secretary of the Board
Dr. Abigail M. Allen	39	Director
James P. Benson	64	Director
Neil Bush	68	Director
Mark M. Jacobs	61	Director

Timothy Bridgewater. Mr. Bridgewater has served as Zeo’s Chief Executive Officer, Chief Financial Officer and chairman of the board since its creation in October 2021. He served as a founder and manager for Sunergy’s predecessor company Sun First Energy since October 2019 until the Contribution of Sun First Energy, LLC into Sunergy in October 2021. From July 2002 to the present, Mr. Bridgewater has been a founder and managing director of Capitol Financial Strategies, LLC (also known as Interlink Capital Strategies), an investment advisory services company, where he has advised on debt and private equity investments in industries ranging from mining, building materials, renewable energy, and automotive component manufacturing to electronics and software technologies in the U.S. and Asia. Mr. Bridgewater is the manager of Sunergy Solar LLC. From October 2018 to September 2020, Mr. Bridgewater held the position of manager at Micro Bolt, an energy development company. Since April 2020, he has served as a manager at Prometheus Power Partners, LLC, a commercial and utility-scale solar energy development company. From November 2019 to April 2021, Mr. Bridgewater served as the Chief Financial Officer of Tintic Consolidated Metals, LLC, a mining company, and from November 2019 to November 2021, he served as a Vice President for that company. Mr. Bridgewater earned his B.S. in Finance from Brigham Young University and completed graduate studies in International Economics from University of Utah. We believe that Mr. Bridgewater is qualified to serve both as a member of our management team and the Board because of his visionary leadership of Zeo from inception to date, his experience in energy development, and his over 30 years of commercial and international banking, international finance and business development experience working in the U.S., Asia and Latin America.

Kalen Larsen. Mr. Larsen serves as Zeo’s Chief Operating Officer, overseeing regional sales, dealer relations, operations, and process enhancements. He served as Zeo’s Chief of Sales and Marketing from October 2021 until Closing. In September 2019, he co-founded Sun First Energy and co-managed sales and operations there until its Contribution that formed Sunergy in October 2021. Mr. Larsen began his solar career in October 2016 at Vivint Solar, LLC and worked there until October 2017. He worked at and co-managed a sales office at Vivint Inc. from October 2017 to March 2019, and subsequently, he managed a sales office for Atlantic Key Energy, LLC from March 2019 to October 2019. Mr. Larsen holds an associate degree from Weber State University with an emphasis in Spanish. We believe Mr. Larsen is qualified to serve as a member of our management team because of his sales and operations experience and proven track record in the solar energy industry.

Gianluca “Luke” Guy. Mr. Guy serves as Zeo’s Chief Installation and Strategy Officer, and has served as a director since the Closing of the Business Combination Mr. Guy also currently serves as the Financially Responsible Officer at Sunergy Roofing & Construction, Inc., a subsidiary of Zeo, which he co-founded in November 2020. Mr. Guy is also the co-founder of Sunergy Solar, and oversaw sales, finance, and construction operations until its Contribution that formed Sunergy in October 2021. From January 2013 to August 2015, Mr. Guy operated JHL Group, LLC, a company he founded that provided marketing and sales for solar energy installation companies. Mr. Guy holds a construction financial officer license in the state of Florida. We believe that Mr. Guy is qualified to serve as a member of our management team and the Board because of his pivotal role in driving Zeo’s business expansion through his expertise in sales, finance, construction, and strategic leadership.

Brandon Bridgewater. Mr. Bridgewater has served as Zeo’s Chief Sales Officer since October, 2021 and is the son of Timothy Bridgewater, Zeo’s Chairman, Chief Executive Officer and Chief Financial Officer. Mr. Bridgewater co-founded Sun First Energy, LLC, as its President and Chief Sales Officer, in September 2019 until its Contribution that formed Sunergy in October 2021. From September 2017 to December 2018, Mr. Bridgewater served as a Sales Manager at Vivint Smart Home, Inc., a smart home company in the United States and Canada. From August 2015 to September 2017, he served as an Area Manager for Aptive Environmental, LLC, a pest control solution company. Mr. Bridgewater earned his Bachelor of Science in Business Finance (with an emphasis in Real Estate) from Brigham Young University’s Marriott School of Business in 2019. We believe that Mr. Bridgewater is qualified to serve as a member of our management team because of his track record in the solar energy industry and range of sales experience.

Stirling Adams. Mr. Adams serves as Zeo’s General Counsel and Secretary. Mr. Adams brings 30 years of legal experience to the executive team. He has worked as a sole practitioner attorney since November 2022, focusing on renewable energy and nuclear energy ventures and financing. From August 2016 to October 2022, he served as Vice President, Associate General Counsel, and Head of Intellectual Property at Micro Focus International plc (now owned by OpenText Corporation), where he oversaw the company’s efforts to develop and protect intellectual property. Prior to that, he spent 21 years as in-house counsel at Novell, Inc., which was acquired by Micro Focus in 2014 through The Attachmate Group, where he served in various roles, including at times supervising legal affairs for one or more of Novell’s business units, for its consulting services arm, and for its Latin American and emerging markets businesses. Throughout most of his career, Mr. Adams has been engaged in international business transactions, technology licensing, and M&A transactions. He has lived and worked in Europe, South America, and China. He has taught as an adjunct professor of law at Brigham Young University, and holds a J.D. degree from Boston University, along with a B.S. in Computer Science and Statistics from Brigham Young University. We believe that Mr. Adams is qualified to serve as a member of our management team because of his extensive legal expertise.

Dr. Abigail M. Allen. Dr. Allen serves as a director of Zeo. Dr. Allen is a tenured associate professor of accounting at the Marriott School of Management at Brigham Young University. Dr. Allen holds a doctorate in business administration from Harvard Business School, as well as undergraduate and master’s degrees in accounting from the University of Southern California. She is a licensed CPA. Prior to BYU, Dr. Allen was a Lecturer in the Accounting and Management Unit at Harvard Business School. Prior to academia, Dr. Allen worked as an external auditor for Deloitte. Dr. Allen’s research focuses on the political economy and economic consequences of accounting standard setting, as well as corporate governance and diversity. Her work has been published in the Journal of Accounting and Economics, the Journal of Accounting Research, Management Science and the Journal of Law Finance and Accounting and has been cited and discussed in Forbes Magazine, Harvard Business Review, Columbia Law School Blue Sky blog, and the Institute for Truth in Accounting.

James P. Benson.  Mr. Benson serves as a director of Zeo. Mr. Benson is a founding partner of Energy Spectrum, where he oversees Energy Spectrum’s efforts in sourcing investments, transaction evaluation, negotiation, executing and financing, monitoring of portfolio companies and the firm’s management and strategy. With approximately 37 years of venture capital and private equity, investment banking, financial advisory and commercial banking experience, Mr. Benson brings extensive relationships and his network across the energy industry to the company. Mr. Benson currently serves as a director on the boards of multiple Energy Spectrum portfolio companies and has been on two public boards in the past. Prior to co-founding Energy Spectrum in 1996, Mr. Benson served for ten years as a Managing Director at R. Reid Investments Inc., where his experience included energy-related private placements of debt and equity, acquisitions and divestitures. Mr. Benson began his career at InterFirst Bank Dallas, where he served for four years and was responsible for various energy financings and financial recapitalizations. Mr. Benson received his Bachelor of Science degree from the University of Kansas and his Master of Business Administration degree in Finance from Texas Christian University. Due to his extensive investment experience in the energy industry, we believe Mr. Benson is well qualified to serve on our board of directors.

Neil Bush. Mr. Bush serves as a director of Zeo. Mr. Bush has served on the board of directors of FutureTech II Acquisition Corp. since February 2022. Mr. Bush has been the sole member of Neil Bush Global Advisors, LLC since January 1998. Additionally, Mr. Bush has been on the board of directors for Hong Kong Finance Investment Holding Group since 2012. Mr. Bush has also served as the co-chairman for CIIC since 2006 and as an adviser to CP Group since 2015. Further, Mr. Bush has served as a partner for Asia & America Consultants since March 2016 and the chairman of Singhaiyi since April 2013. Mr. Bush served on the board of Greffex, Inc. since June 2020 and the Points of Light Foundation. Mr. Bush was appointed director of Rebound International, LLC in early 2022. Due to his extensive investment experience in the energy industry, we believe Mr. Bush is well qualified to serve on our board of directors.

Mark M. Jacobs. Mr. Jacobs serves as a director of Zeo. Mr. Jacobs brings more than 30 years of executive management, operations and investment banking experience across multiple segments within the broader energy industry. Since his retirement, Mr. Jacobs has served as an independent outside consultant serving the energy industry and privately-held entities undertaking a change in control as well as serving as board chair for a number of nonprofit organizations. Mr. Jacobs previously served as CEO, President and Director of Reliant Energy, a publicly-traded, Fortune 500 energy company. During Mr. Jacobs’ tenure, he led the company through a series of crises including the impact of Hurricane Ike and the financial market crisis in 2008. He initiated and negotiated a merger-of-equals with Mirant Corporation to form GenOn Energy in 2010 where he served as President, Chief Operating Officer and a Director of the largest competitive generator in the U.S. Mr. Jacobs was originally recruited to Reliant Energy in 2002 to serve as Chief Financial Officer. In that role, Mr. Jacobs brokered a landmark $6.2B debt restructuring transaction, leading the company away from a potential bankruptcy filing and repositioned the company to compete in the emerging competitive electricity market. Prior to Reliant Energy, Mr. Jacobs served as a Managing Director within the Natural Resources Group and Mergers & Acquisitions Department at Goldman Sachs & Co. where he provided strategic advice for large public and private corporations related to M&A and capital markets. Mr. Jacobs received a B.B.A. from Southern Methodist University and a Master of Management from the J.L. Kellogg Graduate School of Management at Northwestern University. Due to his extensive operational and leadership experience in the energy industry, we believe Mr. Jacobs is well qualified to serve on our board of directors.

Family Relationships

Timothy Bridgewater is the father of Brandon Bridgewater. There are no other family relationships among our directors and executive officers.

Corporate Governance

Composition of the Board of Directors

Zeo’s business affairs are managed under the direction of its board of directors, which consists of six members. Under our bylaws, each director will hold office until the expiration of the term of the class, if any, for which elected and until such director’s successor is elected and qualified or until such director’s earlier death, resignation, disqualification, or removal. Pursuant to our charter, the number of directors on the Board will be fixed exclusively by one or more resolutions adopted from time to time by the board. Any vacancies on the Board and any newly created directorships resulting from any increase in the number of directors will also be filled only by the affirmative vote of a majority of the directors then in office, even though less than a quorum, or by a sole remaining director.

Director Independence

As a result of Zeo’s common stock being listed on Nasdaq, Zeo is required to comply with the applicable rules of such exchange in determining whether a director is independent. The Board has undertaken a review of the independence of the individuals named above and have determined that each of Dr. Abigail M. Allen, Neil Bush, James P. Benson and Mark M. Jacobs qualifies as “independent” as defined under the applicable Nasdaq rules.

Committees of the Board of Directors

The Board directs the management of its business and affairs, as provided by Delaware law, and conducts its business through meetings of the board of directors and standing committees. Zeo has a standing audit committee and compensation committee, each of which operates under a written charter.

In addition, from time to time, special committees may be established under the direction of the Board when it deems it necessary or advisable to address specific issues. Current copies of Zeo’s committee charters are posted on its website (investors.zeoenergy.com), as required by applicable SEC and Nasdaq rules. The information on or available through any of such website is not deemed incorporated in this Report and does not form part of this Report.

Audit Committee

Zeo has an audit committee consisting of Dr. Abigail M. Allen, James P. Benson and Mark M. Jacobs, and Dr. Allen serves as the chair of the audit committee. The Board has determined that each of these individuals meets the independence requirements of the Sarbanes-Oxley Act and Rule 10A-3 under the Exchange Act and the applicable listing standards of Nasdaq. Each member of Zeo’s audit committee is able to read and understand fundamental financial statements in accordance with Nasdaq audit committee requirements. In arriving at this determination, the board examined each proposed audit committee member’s scope of experience and the nature of their prior and/or current employment.

The Board has determined that Dr. Abigail M. Allen qualifies as an audit committee financial expert within the meaning of SEC regulations and meets the financial sophistication requirements of the Nasdaq rules. In making this determination, the Board considered formal education and previous and current experience in financial and accounting roles. Both Zeo’s independent registered public accounting firm and management periodically meet privately with Zeo’s audit committee.

The audit committee’s responsibilities include, among other things:

●	appointing, compensating, retaining, evaluating, terminating and overseeing Zeo’s independent registered public accounting firm;

●	discussing with Zeo’s independent registered public accounting firm their independence from management;

●	reviewing with Zeo’s independent registered public accounting firm the scope and results of their audit;

●	pre-approving all audit and permissible non-audit services to be performed by Zeo’s independent registered public accounting firm;

●	overseeing the financial reporting process and discussing with management and Zeo’s independent registered public accounting firm the interim and annual financial statements that Zeo files with the SEC;

●	reviewing and monitoring Zeo’s accounting principles, accounting policies, financial and accounting controls and compliance with legal and regulatory requirements; and

●	establishing procedures for the confidential anonymous submission of concerns regarding questionable accounting, internal controls or auditing matters.

Compensation Committee

Zeo has a compensation committee consisting of Neil Bush, James P. Benson and Mark M. Jacobs, and Mr. Bush serves as the chair of the compensation committee. All members are non-employee directors, as defined in Rule 16b-3 promulgated under the Exchange Act. The Board has determined that each proposed member is “independent” as defined under the applicable Nasdaq listing standards, including the standards specific to members of a compensation committee. The compensation committee’s responsibilities include, among other things:

●	reviewing and setting or making recommendations to the Board regarding the compensation of Zeo’s executive officers;

●	making recommendations to the Board regarding the compensation of Zeo’s directors;

●	reviewing and approving or making recommendations to the Board regarding Zeo’s incentive compensation and equity-based plans and arrangements; and

●	appointing and overseeing any compensation consultants.

We believe that the composition and functioning of Zeo’s compensation committee meets the requirements for independence under the current Nasdaq listing standards.

Director Nominations

Zeo does not have a nominating committee. However, Zeo will form a nominating committee as and when required to do so by law or Nasdaq rules. In accordance with Rule 5605(e)(2) of Nasdaq rules, a majority of the independent directors may recommend a director nominee for selection by the Board. The ESGEN Board believes that the Zeo independent directors can satisfactorily carry out the responsibility of properly selecting or approving director nominees without the formation of a standing nominating committee. The directors who participate in the consideration and recommendation of director nominees are Dr. Abigail M. Allen, James P. Benson, Neil Bush and Mark M. Jacobs. In accordance with Rule 5605(e)(1)(A) of Nasdaq rules, all such directors are independent. As there is no standing nominating committee, we do not have a nominating committee charter in place.

The Board will also consider director candidates recommended for nomination by its stockholders during such times as they are seeking proposed nominees to stand for election at the next annual meeting of stockholders (or, if applicable, a special meeting of stockholders). Zeo’s stockholders that wish to nominate a director for election should follow the procedures set forth in our bylaws.

Zeo has not formally established any specific, minimum qualifications that must be met or skills that are necessary for directors to possess. In general, in identifying and evaluating nominees for director, the Board will consider educational background, diversity of professional experience, knowledge of our business, integrity, professional reputation, independence, wisdom, and the ability to represent the best interests of its stockholders.

Code of Ethics

Zeo has a code of ethics that applies to all of its executive officers, directors and employees, including its principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions. The code of ethics is available on Zeo’s website (investors.zeoenergy.com).

Compensation Committee Interlocks and Insider Participation

None of Zeo’s executive officers currently serves, or has served during the last year, as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving as a member of the Board.

ITEM 11. EXECUTIVE COMPENSATION.

ESGEN

On April 27, 2021, the Sponsor paid an aggregate of $25,000 for certain expenses on behalf of ESGEN in exchange for issuance of 5,750,000 ESGEN Class B ordinary shares. In September 2021, certain shareholders surrendered, for no consideration, an aggregate of 1,437,500 ESGEN Class B ordinary shares, leaving 5,750,000 founder shares outstanding. On September 10, 2021, the Sponsor transferred 115,000 founder shares to each of Larry L. Helm, Mark M. Jacobs and Sanjay Bishnoi, ESGEN’s independent directors. In October 2021, a share dividend was issued which resulted in 6,900,000 founder shares outstanding. In addition, the Sponsor, executive officers and directors, or their respective affiliates will be reimbursed for any out-of-pocketexpenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee reviews on a quarterly basis all payments that were made by us to the Sponsor, executive officers or directors, or their affiliates. Any such payments prior to an initial business combination will be made using funds held outside the Trust Account. Other than quarterly audit committee review of such reimbursements, we do not have any additional controls in place governing our reimbursement payments to our directors and executive officers for their out-of-pocket expenses incurred in connection with our activities on our behalf in connection with identifying and consummating an initial business combination. Other than these payments and reimbursements, no compensation of any kind, including finder’s and consulting fees, were paid by the ESGEN to the Sponsor, executive officers and directors, or their respective affiliates, prior to completion of our initial business combination.

We are not party to any agreements with our executive officers and directors that provide for benefits upon termination of employment.

Sunergy Executive Compensation

The following table sets forth information concerning the compensation of the named executive officers for the years ended December 31, 2023:

Name and Principal Position	Year	Salary ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)(1)	Total ($)
Timothy Bridgewater Chairman, CEO and CFO	2023	—	—	—	$756,000	$756,000
	2022	—	—	—	$760,422	$760,422
Anton Hruby COO	2023	—	—	—	$1,900,000	$1,900,000
	2022	—	—	—	$1,943,352	$1,943,352
Gianluca Guy Chief Installation and Strategy Officer	2023	—	—	—	$1,900,000	$1,900,000
	2022	—	—	—	$1,943,352	$1,943,352

(1)	For 2022, the amounts in this column represent the distributions paid to the NEOs with respect to their partnership interests in Sunergy. For 2023, the amounts in this column represent the estimated distributions for 2023 to be paid to the NEOs with respect to their partnership interests in Sunergy.
(2)	Mr. Hruby was COO until November 2023, and Mr. Larsen then became an executive officer upon Mr. Hruby’s departure.

Narrative to Executive Compensation Table

Employment Agreement with Timothy Bridgewater

The Company (or one of its subsidiaries) has entered into an Executive Employment Agreement (the “Bridgewater Agreement”) with Mr. Timothy Bridgewater, the Company’s Chief Executive Officer. The period of the Bridgewater Agreement commenced on the Closing and continues through the third anniversary of the Closing, and is subject to automatic renewals for one (1) year periods, unless either party terminates employment or provides ninety (90) day notice of intent not to renew.

In recognition of Mr. Bridgewater’s responsibilities as the Company’s Chief Executive Officer, and based on comparison to peer organizations with similar activities and risk profiles, the Company agreed to pay Mr. Bridgewater a base salary of $390,000.

For each year the Bridgewater Agreement is in effect, the Compensation Committee of the Board may choose to provide a discretionary cash bonus to Mr. Bridgewater, and such bonus shall be performance based and the performance goals shall be as set forth by the Compensation Committee.

In addition, Mr. Bridgewater is eligible to receive certain grants of vested shares under the Incentive Plan (as defined below) in accordance with the following schedule:

●	50,000 vested shares to be granted on the date that is 12 months after the effective date of the Bridgewater Agreement;

●	50,000 vested shares to be granted on the date that is 24 months after the effective date of the Bridgewater Agreement; and

●	50,000 vested shares to be granted on the date that is 35 months after the effective date of the Bridgewater Agreement.

Further, if, within three (3) years of the effective date of the Bridgewater Agreement, (i) the volume-weighted average price of shares of the publicly traded stock of the Company exceeds $7.50 for 20 or more days of any consecutive 30-day period, then Mr. Bridgewater will be granted vested equity from the Incentive Plan (as defined below) equal to 1% of the total issued and outstanding capital stock of the Company, (ii) the volume-weighted average price of shares of the publicly traded stock of the Company exceeds $12.50 for 20 or more days of any consecutive 30-day period, then Mr. Bridgewater will be granted additional vested equity from the Incentive Plan equal to 1% of the total issued and outstanding capital stock of the Company, (iii) and the volume-weighted average price of shares of the publicly traded stock of the Company exceeds $15.00 for 20 or more days of any consecutive 30-day period, then Mr. Bridgewater will be granted additional vested equity from the Incentive Plan equal to 1% of the total issued and outstanding capital stock of the Company.

In addition, Mr. Bridgewater is eligible to participate in the Company’s employee benefits plan for its senior executives or employees, including the Company’s medical plans. Mr. Bridgewater is also entitled to receive six (6) weeks of paid time off in accordance with the Company’s policy for its senior executives. In addition, Mr. Bridgewater is entitled to reimbursement by the Company for all reasonable expenses incurred by him in connection with this employment. Reimbursable expenses include, but are not limited to, business travel expenses.

The Company may terminate Mr. Bridgewater’s employment with or without Cause (as defined in the Bridgewater Agreement). The Company has agreed to provide thirty (30) days in notice to Mr. Bridgewater if he is terminated without Cause (or base salary in lieu of such notice), but no notice is required if he is terminated for Cause. For termination for Cause, Mr. Bridgewater (with his attorney) shall have the opportunity to respond to all relevant allegations upon which a contemplated termination for Cause is based.

Mr. Bridgewater may terminate his employment with or without Good Reason (as defined in the Bridgewater Agreement). If Mr. Bridgewater intends to terminate his employment without Good Reason, he has agreed to provide thirty (30) days’ written notice. For termination for Good Reason, Mr. Bridgewater has agreed that he will provide the Company with notice within thirty (30) days after receiving notice of a Good Reason event, after which the Company will have thirty (30) days to cure the Good Reason event, and, if not cured, Mr. Bridgewater will terminate employment within fifteen (15) days following the expiration of the cure period.

In the event of termination for any reason, Mr. Bridgewater shall continue to receive his full salary through the date of termination, any unreimbursed and approved business expenses, accrued but unused paid time off days, and any payments, benefits, or fringe benefits Mr. Bridgewater was entitled to under plan terms.

If the Company terminates Mr. Bridgewater without Cause or Mr. Bridgewater terminates for Good Reason, and there is no Change of Control (as defined in the Bridgewater Agreement), the Company has agreed to also provide Mr. Bridgewater the following:

(i)	a lump sum cash payment, payable on the date of termination, equal to the sum of the following: (x) one year’s base salary, and (y) any unpaid annual bonus for the preceding calendar year, and the greater of (I) any annual target cash bonus opportunity for the year of termination or (II) the average annual cash bonus for the three preceding completed years (provided, however, that if Mr. Bridgewater has not been employed for at least three years in which an annual cash bonus was paid, such calculation will assume that an annual cash bonus equal to any target annual cash bonus opportunity was paid in the missing years), and (z) any other target long-term incentive award granted to Mr. Bridgewater for the year in which the termination occurs;

(ii)	accelerated vesting of any outstanding equity grants so that such equity grants vest completely as of the date of termination; and

(iii)	to the extent eligible, continuation health insurance coverage under COBRA for twelve (12) months following termination.

If the Company terminates Mr. Bridgewater without Cause or Mr. Bridgewater terminates for Good Reason, and such termination occurs within two (2) years following or six (6) months prior to a Change of Control (as defined in the Bridgewater Agreement), the Company has agreed to also provide Mr. Bridgewater the following:

(i)	pro-rated, based on the number of days worked during the year in which the termination occurs, the greater of any annual target cash bonus opportunity for the year of termination or the highest actual annual cash bonus paid during the three preceding completed years;

(ii)	a lump sum cash payment equal to the sum of the following: (x) one year’s base salary, (y) any unpaid annual bonus for the preceding calendar year, and (z) any other target long-term incentive award granted for the year in which termination occurs;

(iii)	accelerated vesting of any outstanding equity grants so that such equity grants vest completely as of the date of termination; and

(iv)	to the extent eligible, continuation health insurance coverage under COBRA for twelve (12) months following termination.

Employment Agreement with Kalen Larsen

The Company (or one of its subsidiaries) has entered into an Executive Employment Agreement (the “Larsen Agreement”) with Mr. Kalen Larsen, the Company’s Chief Operations Officer. The period of the Larsen Agreement commenced on the Closing and continues through the third anniversary of the Closing, and is subject to automatic renewals for one (1) year periods unless either party terminates employment or provides ninety (90) day notice of intent not to renew.

In recognition of Mr. Larsen’s responsibilities as the Company’s Chief Operations Officer, and based on comparison to peer organizations with similar activities and risk profiles, the Company agreed to pay Mr. Larsen a minimum salary of at least $684 per week or such greater amount as required to qualify for an exemption from overtime under Section 13(a)(1) of the Fair Labor Standards Act. From the second year the Larsen Agreement is in effect, the Compensation Committee of the Board may choose to provide a discretionary cash bonus to Mr. Larsen, and such bonus shall be performance based and the performance goals shall be as set forth by the Compensation Committee.

In addition, Mr. Larsen is eligible to participate in the Company’s employee benefits plan for its senior executives or employees, including the Company’s medical plans. Mr. Larsen is also entitled to receive six (6) weeks of paid time off in accordance with the Company’s policy for its senior executives. In addition, Mr. Larsen is entitled to reimbursement by the Company for all reasonable expenses incurred by him in connection with this employment. Reimbursable expenses include, but are not limited to, business travel expenses.

The Company may terminate Mr. Larsen’s employment with or without Cause (as defined in the Larsen Agreement). The Company has agreed to provide thirty (30) days in notice to Mr. Larsen if he is terminated without Cause (or base salary in lieu of such notice), but no notice is required if he is terminated for Cause. For termination for Cause, Mr. Larsen (with his attorney) shall have the opportunity to respond to all relevant allegations upon which a contemplated termination for Cause is based.

Mr. Larsen may terminate his employment with or without Good Reason (as defined in the Larsen Agreement). If Mr. Larsen intends to terminate his employment without Good Reason, he has agreed to provide thirty (30) days’ written notice. For termination for Good Reason, Mr. Larsen has agreed that he will provide the Company with notice within thirty (30) days after receiving notice of a Good Reason event, the Company will have thirty (30) days to cure the Good Reason, and, if not cured, Mr. Larsen will terminate employment within fifteen (15) days following the expiration of the cure period.

In the event of termination for any reason, Mr. Larsen shall continue to receive his full salary through the date of termination, any unreimbursed and approved business expenses, accrued but unused paid time off days, and any payments, benefits, or fringe benefits Mr. Larsen was entitled to under plan terms.

If the Company terminates Mr. Larsen without Cause or Mr. Larsen terminates for Good Reason, and there is no Change of Control (as defined in the Larsen Agreement), the Company has agreed to also provide Mr. Larsen the following:

(iv)	a lump sum cash payment, payable on the date of termination, equal to the sum of the following: (x) the greater of $350,000 or Mr. Larsen’s then-current base salary, and (y) any unpaid annual bonus for the preceding calendar year, and the greater of (I) any annual target cash bonus opportunity for the year of termination or (II) the average annual cash bonus, if any, for the three preceding completed years (provided, however, that if Mr. Larsen has not been employed for at least three years in which an annual cash bonus was paid, such calculation will assume that an annual cash bonus equal to any target annual cash bonus opportunity was paid in the missing years; a cash bonus does not refer to a distribution of cash made to Mr. Larsen as a result of Mr. Larsen’s ownership interests in the Company or any affiliated entity), and (z) and any target long-term incentive award granted to Mr. Larsen for the year in which termination occurs;

(v)	accelerated vesting of any outstanding equity grants so that such equity grants vest completely as of the date of termination; and

(vi)	to the extent eligible, continuation health insurance coverage under COBRA for twelve (12) months following termination.

If the Company terminates Mr. Larsen without Cause or Mr. Larsen terminates for Good Reason, and such termination occurs within two (2) years following or six (6) months prior to Change of Control (as defined in the Larsen Agreement), the Company has agreed to also provide Mr. Larsen the following:

(v)	pro-rated, based on the number of days worked during the year in which the termination occurs, the greater of any annual target cash bonus opportunity for the year of termination or the highest actual annual cash bonus paid during the three preceding completed years (a cash bonus does not refer to a distribution of cash made to Mr. Larsen as a result of Mr. Larsen’s ownership interests in the Company or any affiliated entity);

(vi)	a lump sum cash payment equal to the sum of the following: (x) the greater of $350,000 or Mr. Larsen’s then-current base salary, and (y) any unpaid annual bonus for the preceding calendar year;

(vii)	accelerated vesting of any outstanding equity grants so that such equity grants vest completely as of the date of termination; and

(viii)	to the extent eligible, continuation health insurance coverage under COBRA for twelve (12) months following termination.

Employment Agreement with Gianluca Guy

The Company (or one or its subsidiaries) has entered into an Executive Employment Agreement (the “Guy Agreement”) with Mr. Gianluca Guy, the Company’s Chief Installation and Strategy Officer. The period of the Guy Agreement commenced on the Closing and continues through the third anniversary of the Closing, and is subject to automatic renewals for one (1) year periods unless either party terminates employment or provides ninety (90) day notice of intent not to renew.

In recognition of Mr. Guy’s responsibilities as the Company’s Chief Installation and Strategy Officer, and based on comparison to peer organizations with similar activities and risk profiles, the Company agreed to pay Mr. Guy a minimum salary of at least $684 per week or such greater amount as required to qualify for an exemption from overtime under Section 13(a)(1) of the Fair Labor Standards Act. From the second year the Guy Agreement is in effect, the Compensation Committee of the Board may choose to provide a discretionary cash bonus to Mr. Guy, and such bonus shall be performance based and the performance goals shall be as set forth by the Compensation Committee.

In addition, Mr. Guy is eligible to participate in the Company’s employee benefits plan for its senior executives or employees, including the Company’s medical plans. Mr. Guy is also entitled to receive six (6) weeks of paid time off in accordance with the Company’s policy for its senior executives. In addition, Mr. Guy is entitled to reimbursement by the Company for all reasonable expenses incurred by him in connection with this employment. Reimbursable expenses include, but are not limited to, business travel expenses.

The Company may terminate Mr. Guy’s employment with or without Cause (as defined in the Guy Agreement). The Company has agreed to provide thirty (30) days in notice to Mr. Guy if he is terminated without Cause (or base salary in lieu of such notice), but no notice is required if he is terminated for Cause. For termination for Cause, Mr. Guy (with his attorney) shall have the opportunity to respond to all relevant allegations upon which a contemplated termination for Cause is based.

Mr. Guy may terminate his employment with or without Good Reason (as defined in the Guy Agreement). If Mr. Guy intends to terminate his employment without Good Reason, he has agreed to provide thirty (30) days’ written notice. For termination for Good Reason, Mr. Guy has agreed that he will provide the Company with notice within thirty (30) days after receiving notice of a Good Reason event, the Company will have thirty (30) days to cure the Good Reason, and, if not cured, Mr. Guy will terminate employment within fifteen (15) days following the expiration of the cure period.

In the event of termination for any reason, Mr. Guy shall continue to receive his full salary through the date of termination, any unreimbursed and approved business expenses, accrued but unused paid time off days, and any payments, benefits, or fringe benefits Mr. Guy was entitled to under plan terms.

If the Company terminates Mr. Guy without Cause or Mr. Guy terminates for Good Reason, and there is no Change of Control (as defined in the Guy Agreement), the Company has agreed to also provide Mr. Guy the following:

(i)	a lump sum cash payment, payable on the date of termination, equal to the sum of the following: (x) the greater of $350,000 or Mr. Guy’s then-current base salary, and (y) any unpaid annual bonus for the preceding calendar year, and the greater of (I) any annual target cash bonus opportunity for the year of termination or (II) the average annual cash bonus, if any, for the three preceding completed years (provided, however, that if Mr. Guy has not been employed for at least three years in which an annual cash bonus was paid, such calculation will assume that an annual cash bonus equal to any target annual cash bonus opportunity was paid in the missing years; a cash bonus does not refer to a distribution of cash made to Mr. Guy as a result of Mr. Guy’s ownership interests in the Company or any affiliated entity), and (z) and any target long-term incentive award granted to Mr. Guy for the year in which termination occurs;

(ii)	accelerated vesting of any outstanding equity grants so that such equity grants vest completely as of the date of termination; and

(iii)	to the extent eligible, continuation health insurance coverage under COBRA for twelve (12) months following termination.

If the Company terminates Mr. Guy without Cause or Mr. Guy terminates for Good Reason, and such termination occurs within two (2) years following or six (6) months prior to a Change of Control (as defined in the Guy Agreement), the Company has agreed to also provide Mr. Guy the following:

(i)	pro-rated, based on the number of days worked during the year in which the termination occurs, the greater of any annual target cash bonus opportunity for the year of termination or the highest actual annual cash bonus paid during the three preceding completed years (a cash bonus does not refer to a distribution of cash made to Mr. Guy as a result of Mr. Guy’s ownership interests in the Company or any affiliated entity);

(ii)	a lump sum cash payment equal to the sum of the following: (x) the greater of $350,000 or Mr. Guy’s then-current base salary, and (y) any unpaid annual bonus for the preceding calendar year;

(iii)	accelerated vesting of any outstanding equity grants so that such equity grants vest completely as of the date of termination; and

(iv)	to the extent eligible, continuation health insurance coverage under COBRA for twelve (12) months following termination.

Employment Agreement with Brandon Bridgewater

The Company (or one of its subsidiaries) has entered into an Executive Employment Agreement (the “Brandon Bridgewater Agreement”) with Mr. Brandon Bridgewater, the Company’s Chief Sales Officer. The period of the Brandon Bridgewater Agreement commenced on the Closing and continues through the third anniversary of the Closing, and is subject to automatic renewals for one (1) year periods unless either party terminates employment or provides ninety (90) day notice of intent not to renew.

In recognition of Mr. Brandon Bridgewater’s responsibilities as the Company’s Chief Sales Officer, and based on comparison to peer organizations with similar activities and risk profiles, the Company agreed to pay Mr. Brandon Bridgewater a minimum salary of at least $684 per week or such greater amount as required to qualify for an exemption from overtime under Section 13(a)(1) of the Fair Labor Standards Act. From the second year the Brandon Bridgewater Agreement is in effect, the Compensation Committee of the Board may choose to provide a discretionary cash bonus to Mr. Brandon Bridgewater, and such bonus shall be performance based and the performance goals shall be as set forth by the Compensation Committee.

In addition, Mr. Brandon Bridgewater is eligible to participate in the Company’s employee benefits plan for its senior executives or employees, including the Company’s medical plans. Mr. Brandon Bridgewater is also entitled to receive six (6) weeks of paid time off in accordance with the Company’s policy for its senior executives. In addition, Mr. Brandon Bridgewater is entitled to reimbursement by the Company for all reasonable expenses incurred by him in connection with this employment. Reimbursable expenses include, but are not limited to, business travel expenses.

The Company may terminate Mr. Brandon Bridgewater’s employment with or without Cause (as defined in the Brandon Bridgewater Agreement). The Company has agreed to provide thirty (30) days in notice to Mr. Brandon Bridgewater if he is terminated without Cause (or base salary in lieu of such notice), but no notice is required if he is terminated for Cause. For termination for Cause, Mr. Brandon Bridgewater (with his attorney) shall have the opportunity to respond to all relevant allegations upon which a contemplated termination for Cause is based.

Mr. Brandon Bridgewater may terminate his employment with or without Good Reason (as defined in the Brandon Bridgewater Agreement). If Mr. Brandon Bridgewater intends to terminate his employment without Good Reason, he has agreed to provide thirty (30) days’ written notice. For termination for Good Reason, Mr. Brandon Bridgewater has agreed that he will provide the Company with notice within thirty (30) days after receiving notice of a Good Reason event, the Company will have thirty (30) days to cure the Good Reason, and, if not cured, Mr. Brandon Bridgewater will terminate employment within fifteen (15) days following the expiration of the cure period.

In the event of termination for any reason, Mr. Brandon Bridgewater shall continue to receive his full salary through the date of termination, any unreimbursed and approved business expenses, accrued but unused paid time off days, and any payments, benefits, or fringe benefits Mr. Brandon Bridgewater was entitled to under plan terms.

If the Company terminates Mr. Brandon Bridgewater without Cause or Mr. Brandon Bridgewater terminates for Good Reason, and there is no Change of Control (as defined in the Brandon Bridgewater Agreement), the Company has agreed to also provide Mr. Brandon Bridgewater the following:

(i)	a lump sum cash payment, payable on the date of termination, equal to the sum of the following: (x) one year’s base salary, and (y) any unpaid annual bonus for the preceding calendar year, and the greater of (I) any annual target cash bonus opportunity for the year of termination or (II) the average annual cash bonus for the three preceding completed years (provided, however, that if Mr. Brandon Bridgewater has not been employed for at least three years in which an annual cash bonus was paid, such calculation will assume that an annual cash bonus equal to any target annual cash bonus opportunity was paid in the missing years), and (z) any other target long-term incentive award granted to Mr. Brandon Bridgewater for the year in which the termination occurs;

(ii)	accelerated vesting of any outstanding equity grants so that such equity grants vest completely as of the date of termination; and

(iii)	to the extent eligible, continuation health insurance coverage under COBRA for twelve (12) months following termination.

If the Company terminates Mr. Brandon Bridgewater without Cause or Mr. Brandon Bridgewater terminates for Good Reason, and such termination occurs within two (2) years following or six (6) months prior to a Change of Control (as defined in the Brandon Bridgewater Agreement), the Company has agreed to also provide Mr. Brandon Bridgewater the following:

(i)	pro-rated, based on the number of days worked during the year in which the termination occurs, the greater of any annual target cash bonus opportunity for the year of termination or the highest actual annual cash bonus paid during the three preceding completed years;

(ii)	a lump sum cash payment equal to the sum of the following: (x) one year’s base salary, (y) any unpaid annual bonus for the preceding calendar year, and (z) any other target long-term incentive award granted for the year in which termination occurs;

(iii)	accelerated vesting of any outstanding equity grants so that such equity grants vest completely as of the date of termination; and

(iv)	to the extent eligible, continuation health insurance coverage under COBRA for twelve (12) months following termination.

Potential Payments on Termination or Change in Control

Sunergy has not previously offered or had in place for our named executive officers any formal retirement, severance or similar compensation programs providing for additional benefits or payments in connection with a termination of employment, change in job responsibility or change in control.

The compensation of the Company’s directors after the consummation of the Business Combination will be determined by the Compensation Committee.

Equity-Based Awards

Sunergy did not have any equity-based plans or awards in 2023.

Sunergy Compensation of Directors

Sunergy had four managers that made up its Board of Managers (Anton Hruby, Gianluca Guy, Kalen Larsen, and Brandon Bridgewater). None of the directors received any separate payments that solely relate to their roles as directors of Sunergy for the year that ended December 31, 2023. Any amounts they received consisted solely of distributions of company profits with respect to their individual LLC’s ownership shares of Sunergy.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS.

The following table sets forth information known to the Company regarding beneficial ownership of shares of the Company’s common stock as of March 22, 2024 by:

●	each person known by the Company to be the beneficial owner of more than 5% of the Company’s outstanding common stock;

●	each of the Company’s named executive officers and directors; and

●	all executive officers and directors as a group.

Beneficial ownership is determined according to the rules of the SEC, which generally provide that a person has beneficial ownership of a security if he, she or it possesses sole or shared voting or investment power over that security, including options, warrants and certain other derivative securities that are currently exercisable or will become exercisable within 60 days.

The percentage of beneficial ownership is based on 5,026,964 shares of Class A Common Stock issued and outstanding and 35,230,000 shares of Zeo Class V Common Stock issued and outstanding as of the Closing Date.

In accordance with SEC rules, shares of our common stock which may be acquired upon exercise of stock options or warrants which are currently exercisable or which become exercisable within 60 days of the date of the Closing are deemed beneficially owned by the holders of such options and warrants and are deemed outstanding for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage of ownership of any other person.

Unless otherwise indicated, the business address of each of the entities, directors and executives in this table is 7625 Little Rd, Suite 200A, New Port Richey, FL 34654. Unless otherwise indicated and subject to community property laws and similar laws, except as otherwise indicated below, the Company believes that all parties named in the table below have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

Name and Address of Beneficial Owners	Number of Shares of Class A Common Stock	%	Number of Shares of Class V Common Stock	%	% of total voting power
Directors and Executive Officers
Directors and executive officers(1)
Timothy Bridgewater(2)	--	--	10,460,410	29.7%	26.0%
Gianluca Guy	--	--	5,900,478	16.7%	14.7%
Brandon Bridgewater	--	--	5,515,664	15.7%	13.7%
Kalen Larsen	--	--	5,515,664	15.7%	13.7%
Stirling Adams	--	--	--	--	--
Dr. Abigail M. Allen	--	--	--	--	--
James P. Benson	--	--	--	--	--
Neil Bush	--	--	--	--	--
Mark Jacobs	80,000	1.6%	--	--	*
All directors and executive officers as a group (9 individuals)	80,000	1.6%	27,392,216	77.8%	68.2%

Five Percent Holders
Anton Hruby	--		5,900,478	1116.7%	14.7%
ESGEN LLC(3)	3,257,436	64.8%	1,500,000	4.3%	11.8%

*	Less than 1%.

(1)	Unless otherwise noted, the business address of each of the directors and officers is 7625 Little Rd, Suite 200A, New Port Richey, FL 34654.

(2)	The total number of shares of Zeo Class V Common Stock owned by Timothy Bridgewater comprise (i) 2,308,883 shares of Zeo Class V Common Stock owned of record by LCB Trust, his family trust entity and (ii) 8,151,527 shares of Zeo Class V Common Stock held of record by Sun Managers, LLC for which as the manager he has voting and investment power. Sun Managers, LLC is expected to use such shares in connection with a management equity program. Mr. Bridgewater disclaims beneficial ownership over any such shares held by Sun Managers, LLC.

(3)	James P. Benson, Michael C. Mayon and Andrea Bernatova are the managers of ESGEN LLC, and each of them disclaims beneficial ownership over any securities owned by ESGEN LLC in which he or she does not have any pecuniary interest. The business address of ESGEN LLC is 5956 Sherry Lane, Suite 1400, Dallas, Texas 75225.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

ESGEN

ESGEN Class B Ordinary Shares

On April 27, 2021, the Sponsor paid $25,000, or approximately $0.004 per share, to cover certain of our offering and formation costs in consideration of 7,187,500 ESGEN Class B ordinary shares, par value $0.0001. The Sponsor transferred 138,000 ESGEN Class B ordinary shares to each of our independent directors and 866,923 ESGEN Class B ordinary shares to the Westwood Client Accounts.

ESGEN Private Placement Warrants

The Sponsor purchased an aggregate of 11,240,000 ESGEN Private Placement Warrants for a purchase price of $1.00 per whole warrant, or $11,240,000 in the aggregate, in a private placement that occurred simultaneously with the closing of our IPO. Each ESGEN Private Placement Warrant entitles the holder to purchase one Class A ordinary share at $11.50 per share, subject to adjustment. The ESGEN Private Placement Warrants (including the ESGEN Class A ordinary shares issuable upon exercise thereof) may not, subject to certain limited exceptions, be transferred, assigned or sold by the holder until 30 days after the completion of our initial business combination.

Pursuant to the Amended Letter Agreement entered into on January 24, 2024, the Sponsor and the other Initial Shareholders agreed to forfeit, for no consideration, all ESGEN Private Placement Warrants held by them in connection with Closing.

Promissory Notes

No compensation of any kind, including finder’s and consulting fees, were paid to the Sponsor, its officers and directors, or their respective affiliates, for services rendered prior to or in connection with the completion of our initial business combination. However, these individuals were reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee reviewed on a quarterly basis all payments that were made by us to the Sponsor, and our officers, directors or their affiliates and determined which expenses and the amount of expenses were reimbursed. There was no cap or ceiling on the reimbursement of out-of-pocket expenses incurred by such persons in connection with activities on our behalf.

The Sponsor advanced $262,268 to cover expenses related to our IPO under the April 2021 Promissory Note. As of December 31, 2023, $171,346 of such covered expenses remains outstanding and is due to the Sponsor.

On April 5, 2023, ESGEN issued the April 2023 Promissory Note in the principal amount of up to $1,500,000 to the Sponsor, which was amended and restated by the October 2023 Promissory Note, which could be drawn down by ESGEN from time to time prior to the consummation of our initial business combination. The October 2023 Promissory Note, as well as the April 2021 Promissory Note was not be repaid and was cancelled at Closing. As of January 31, 2024, ESGEN had drawn $1,787,047.65 and $171,346 under the October 2023 Promissory Note and April 2021 Promissory Note, respectively.

On January 24, 2024, ESGEN issued the January 2024 Promissory Note in the principal amount of up to $750,000 to the Sponsor. The January 2024 Promissory Note could be drawn down by ESGEN from time to time prior to the consummation of our initial Business Combination for specific uses as designated therein. The January 2024 Promissory Note does not bear interest, matured on the date of consummation of the Business Combination and is subject to customary events of default. The principal amount under the January 2024 Promissory Note was paid at Closing from funds that ESGEN had available to it outside of its Trust Account.

Office Space, Secretarial and Administrative Services

Until Closing, ESGEN incurred $10,000 per month for office space, utilities, secretarial support and administrative services provided by the Sponsor. No amounts were paid for these services. As of each of December 31, 2023 and December 31, 2022, the Company reported on the balance sheets $120,000 pursuant to this agreement, in “Due to related party”.

Amendment to the Letter Agreement

Concurrently with the execution of the Business Combination Agreement, the Initial Shareholders entered into the Amendment to the Letter Agreement, pursuant to which, among other things, each of the Initial Shareholders agreed (i) not to transfer his, her or its ESGEN Class B ordinary shares (or the New PubCo Class A Common Stock issuable in exchange for such ESGEN Class B ordinary shares pursuant to the Business Combination Agreement) prior to the earlier of (a) six months after the Closing or (b) subsequent to the Closing (A) if the last sale price of the New PubCo Class A Common Stock quoted on Nasdaq is greater than or equal to $12 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a 30-consecutive trading day period commencing at least 90 days after Closing, or (B) the date on which New PubCo completes a liquidation, merger, share exchange or other similar transaction that results in all of New PubCo’s stockholders having the right to exchange their New PubCo Class A Common Stock for cash, securities or other property, (ii) to waive any adjustment to the conversion ratio set forth in the governing documents of ESGEN with respect to the ESGEN Class B ordinary shares prior to the earlier of the ESGEN Share Conversion or the Closing, (iii) the Sponsor agreed to irrevocably surrender and forfeit 2,361,641 ESGEN ordinary shares, (iv) the Initial Shareholders other than Sponsor agreed to irrevocably surrender and forfeit 538,359 ESGEN ordinary shares, (v) the Initial Shareholders and Sponsor agreed to forfeit an additional 500,000 shares of New PubCo Class A Common Stock if, within two years of Closing, the Convertible OpCo Preferred Units are redeemed or converted (with such shares subject to a lock-up for two years after Closing) and (vi) the Initial Shareholders agreed to forfeit all of their ESGEN Private Placement Warrants in connection with Closing.

Lock-Up Agreement

At the Closing, ESGEN and each of the Lock-Up Sellers entered into the Lock-Up Agreement, pursuant to which each of the Lock-Up Sellers agreed not to transfer any of its respective Exchangeable OpCo Units and corresponding shares of New PubCo Class V Common Stock received in connection with the Business Combination until the earlier of (i) six months after the Closing Date and (ii) subsequent to the Closing Date, (a) if the last sale price of New PubCo Class A Common Stock quoted on Nasdaq is greater than or equal to $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations, and the like) for any 20 trading days within any period of 30 consecutive trading days commencing at least 90 days after the Closing Date or (b) the date on which New PubCo completes a PubCo Sale (as defined in the Lock-Up Agreement).

PIPE Financing

At Closing, the Sponsor purchased $10,000,000 of Convertible OpCo Preferred Units in a private placement and has committed, pursuant to the Sponsor Subscription Agreement, to purchase an additional $5,000,0000 of Convertible OpCo Preferred Units if called for by New PubCo within six months of Closing.

Sunergy

Zeo’s customers who have entered into leasing agreements have done so solely with third-party leasing companies established and managed by White Horse Energy, a holding company of which Timothy Bridgewater, Zeo’s Chairman, Chief Executive Officer and Chief Financial Officer, is the owner and manager. Mr. Bridgewater, through White Horse, holds 1% or less of the membership interests of the third-party leasing companies that own the installed solar energy systems leased by Zeo Customers, with the remainder of the membership interests being held by third parties. As of December 31, 2023, the third-party leasing companies had purchased approximately $19.0 million in solar energy systems from Zeo for their leasing customers. As of that date, the third-party leasing companies had entered into leasing agreements with customers for approximately $6.0 million in leased systems to be installed by Zeo, if the development and installation of all of those systems continued to completion. Subject to investor and customer demand, White Horse Energy intends to attract additional investors to form third-party leasing companies that will be able to fund additional installations of solar systems by Zeo.

Policies and Procedures for Related Person Transactions

The Board has adopted a policy with respect to the review, approval and ratification of related party transactions. Under the policy, Zeo’s audit committee is responsible for reviewing and approving related person transactions. In the course of its review and approval of related party transactions, Zeo’s audit committee will consider the relevant facts and circumstances to decide whether to approve such transactions. In particular, Zeo’s policy requires Zeo’s audit committee to consider, among other factors it deems appropriate:

●	the related person’s relationship to Zeo and interest in the transaction;

●	the material facts of the proposed transaction, including the proposed aggregate value of the transaction;

●	the impact on a director’s or a director nominee’s independence in the event the related person is a director or director nominee or an immediate family member of the director or director nominee;

●	the benefits to Zeo of the proposed transaction;

●	if applicable, the availability of other sources of comparable products or services; and

●	an assessment of whether the proposed transaction is on terms that are comparable to the terms available to an unrelated third party or to employees generally.

Zeo’s audit committee will only approve those transactions that are in, or are not inconsistent with, Zeo’s best interests and those of Zeo’s stockholders, as Zeo’s audit committee determines in good faith. In addition, under Zeo’s code of business conduct and ethics, its employees, directors and director nominees have an affirmative responsibility to disclose any transaction or relationship that reasonably could be expected to give rise to a conflict of interest.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following is a summary of fees paid to BDO USA P.C. (BDO) for services rendered.

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements, reviews of our quarterly financial statements and services that are normally provided by our independent registered public accounting firm in connection with statutory and regulatory filings. The aggregate fees billed by BDO for audit fees, inclusive of required filings with the SEC for the year ended December 31, 2023 and 2022, and of services rendered in connection with our initial public offering, totaled $210,945 and $85,300, respectively.

Audit-Related Fees. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our year-end financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultation concerning financial accounting and reporting standards. We did not pay BDO any audit-related fees during the year ended December 31, 2023 and 2022.

Tax Fees. Tax fees consist of fees billed for professional services relating to tax compliance, tax planning and tax advice. We did not pay BDO any tax fees during the year ended December 31, 2023 and 2022.

All Other Fees. All other fees consist of fees billed for all other services. The aggregate fees billed for other fees during the year ended December 31, December 31, 2023 and 2022 totaled $0 and $0, respectively.

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

Exhibit		Incorporated by Reference
Number	Description	Form	Exhibit	Filing Date
2.1	Business Combination Agreement, dated as of April 19, 2023, by and among ESGEN, Sunergy, the Sellers, OpCo, the Sponsor and Timothy Bridgewater.	8-K	2.1	April 20, 2023
2.2	Amendment No. 1 to Business Combination Agreement, dated as of January 24, 2024, by and between ESGEN and Sunergy.	8-K	2.1	January 25, 2024
3.1	Certificate of Incorporation of Zeo Energy Corp.	8-K	3.1	March 20, 2024
3.2	Bylaws of Zeo Energy Corp.	8-K	3.2	March 20, 2024
10.1	Amended and Restated Subscription Agreement, dated as of January 24, 2024, by and among ESGEN, OpCo and the Sponsor.	8-K	10.2	January 25, 2024
10.2	Letter Agreement, dated as of October 22, 2021, by and among ESGEN, the Sponsor and the Insiders party thereto.	8-K	10.5	October 25, 2021
10.3	Amendment to Letter Agreement, dated as of April 19, 2023, by and among ESGEN, the Sponsor and the Insiders party thereto.	8-K	10.1	April 20, 2023
10.4	Amendment No. 2 to Letter Agreement, dated as of January 24, 2024, by and among ESGEN, the Sponsor and the Insiders party thereto.	8-K	10.1	January 25, 2024
10.5	Side Letter, dated as of March 13, 2024 by and among ESGEN, Sponsor, Sunergy and the other parties thereto.	8-K	10.5	March 20, 2024
10.6	Non-Redemption Agreement, dated as of March 11, 2024, by and between ESGEN and The K2 Principal Fund L.P.	8-K	10.1	March 12, 2024
10.7	Amended and Restated Registration Rights Agreement, dated as of March 13, 2024.	8-K	10.7	March 20, 2024
10.8	OpCo A&R LLC Agreement, dated as of March 13, 2024.	8-K	10.8	March 20, 2024
10.9	Form of Lock-Up Agreement.	8-K	2.1	April 20, 2023
10.10	Tax Receivable Agreement, dated as of March 13, 2024.	8-K	10.10	March 20, 2024
10.11	Form of Indemnification Agreement.	8-K	10.11	March 20, 2024
10.12	Employment Agreement, dated March 13, 2024, by and between Opco and Timothy Bridgewater.	8-K	10.12	March 20, 2024
10.13	Employment Agreement, dated March 13, 2024, by and between Opco and Kalen Larsen.	8-K	10.13	March 20, 2024
10.14	Employment Agreement, dated March 13, 2024, by and between Opco and Gianluca “Luke” Guy.	8-K	10.14	March 20, 2024
10.15	Employment Agreement, dated March 13, 2024, by and between Opco and Brandon Bridgewater.	8-K	10.15	March 20, 2024
10.17	Zeo Energy Corp. 2024 Omnibus Incentive Equity Plan.	8-K	10.17	March 20, 2024
21.1*	Subsidiaries of Zeo Energy Corp.
31**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97*	Clawback Policy.
101*	Interactive data file set for the financial statements and accompanying notes contained in this Report (formatted as Inline XBRL).
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith
**	Furnished herewith

ITEM 16. FORM 10–K SUMMARY.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this date of March 25, 2024.

Zeo Energy Corp.

By:	/s/ Timothy Bridgewater
Name:	Timothy Bridgewater
Title:	Chief Executive Officer and Chief Financial Officer

Name	Position

/s/ Timothy Bridgewater	Chief Executive Officer and Chief Financial
Officer (Principal Executive Officer, Principal Financial Officer and Principal
Accounting Officer)

/s/ Gianluca “Luke” Guy	Director
Gianluca “Luke” Guy

/s/ Dr. Abigail M. Allen	Director
Dr. Abigail M. Allen

/s/ James P. Benson	Director
James P. Benson

/s/ Neil Bush	Director
Neil Bush

/s/ Mark Jacobs	Director
Mark Jacobs

ESGEN ACQUISITION CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Board of Directors

ESGEN Acquisition Corporation

Dallas, Texas

Opinion on the Financial Statements

We have audited the accompanying balance sheets of ESGEN Acquisition Corporation (the “Company”) as of December 31, 2023, and 2022, the related statements of operations, changes in redeemable ordinary shares and shareholders’ deficit, and cash flows for each of the years then ended, and the related notes (referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position at December 31, 2023 and 2022 of the Company, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Uncertainty

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company does not have sufficient cash and working capital to sustain its operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Emphasis of Matter – Business Combination

As discussed in Note 10 to the financial statements, the Company consummated the business combination discussed in Note 6 on March 13, 2024.

/s/ BDO USA, P.C.

We have served as the Company’s auditor since 2021.

March 25, 2024

ESGEN ACQUISITION CORPORATION

BALANCE SHEETS

	December 31, 2023	December 31, 2022
Assets
Current assets:
Cash	$60,518	$614,767
Prepaid expenses	19,279	31,110
Total current assets	79,797	645,877
Non-current assets:
Marketable securities and cash held in Trust Account	16,018,732	285,506,568
Total assets	$16,098,529	$286,152,445
Liabilities, Redeemable Ordinary Shares and Shareholders’ Deficit
Current liabilities:
Accounts payable and accrued expenses	$5,669,349	$1,866,992
Due to related party	339,193	144,193
Promissory note—related party	1,783,744	171,346
Total current liabilities	7,792,286	2,182,531
Non-current liabilities:
Warrant liabilities	1,113,600	796,224
Deferred underwriters fee	—	9,660,000
Total liabilities	$8,905,886	$12,638,755
Commitments and Contingencies
Class A ordinary shares subject to possible redemption, $0.0001 par value; 1,408,555 and 27,600,000 shares at redemption value as of December 31, 2023 and 2022, respectively	16,018,732	285,506,568
Shareholders’ Deficit:
Preferred shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Class A shares, $0.0001 par value; 250,000,000 shares authorized; 5,619,077 and 0 issued or outstanding (excluding 1,408,555 and 27,600,000 shares subject to possible redemption) as of December 31, 2023 and 2022, respectively	562	—
Class B shares, $0.0001 par value; 25,000,000 shares authorized; 1,280,923 and 6,900,000 shares issued and outstanding, respectively	128	690
Accumulated deficit	(8,826,779)	(11,993,568)
Total shareholders’ deficit	(8,826,089)	(11,992,878)
Total Liabilities, Redeemable Ordinary Shares and Shareholders’ Deficit	$16,098,529	$286,152,445

The accompanying notes are an integral part of these financial statements.

ESGEN ACQUISITION CORPORATION

STATEMENTS OF OPERATIONS

	Year Ended December 31,	Year Ended December 31,
	2023	2022
Legal and professional fees	$4,343,626	$1,913,373
Insurance	92,103	528,861
Other operating costs	503,396	267,883
Operating cost—related party	120,000	120,000
Loss from operations	(5,059,125)	(2,830,117)
Other income (expense):
Change in fair value of warrants liabilities	(317,376)	13,179,936
Interest and investment income on marketable securities and cash held in Trust Account	1,950,267	3,984,431
Recovery of deferred offering costs allocated to warrants	425,040	—
Total other income, net	2,057,931	17,164,367
Net (loss) income	$(3,001,194)	$14,334,250
Basic and diluted weighted average shares outstanding of redeemable Class A ordinary shares	3,821,284	27,600,000
Basic and diluted net (loss) income per share, redeemable Class A	$(1.32)	$0.44
Basic and diluted weighted average shares outstanding of non-redeemable Class A and Class B ordinary shares	6,900,000	6,900,000
Basic and diluted net income per share, non-redeemable Class A and Class B	$0.29	$0.30

The accompanying notes are an integral part of these financial statements.

ESGEN ACQUISITION CORPORATION

STATEMENTS OF CHANGES IN REDEEMABLE ORDINARY SHARES AND SHAREHOLDERS’ DEFICIT

FOR THE YEAR ENDED DECEMBER 31, 2023 AND 2022

	Class A Ordinary share subject to possible		Class A		Class B		Additional		Total
	redemption		Ordinary share		Ordinary share		Paid-in	Accumulated	Shareholder’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of December 31, 2021	27,600,000	$281,520,000	—	$—	6,900,000	$690	$—	$(22,341,250)	$(22,340,560)
Accretion of ordinary shares subject to possible redemption	—	3,986,568	—	—	—	—	—	(3,986,568)	(3,986,568)
Net income	—	—	—	—	—	—	—	14,334,250	14,334,250
Balance as of December 31, 2022	27,600,000	285,506,568	—	—	6,900,000	690	—	(11,993,568)	(11,992,878)
Redemption of Class A ordinary shares subject to possible redemption	(26,194,445)	(272,554,813)	—	—	—	—	—	—	—
Recovery of deferred offering costs	—	—	—	—	—	—	—	9,234,960	9,234,960
Conversion of Class B ordinary shares to Class A ordinary shares	—	—	5,619,077	562	(5,619,077)	(562)	—	—	—
Accretion of ordinary shares subject to possible redemption	—	3,066,977	—	—	—	—	—	(3,066,977)	(3,066,977)
Net loss	—	—	—	—	—	—	—	(3,001,194)	(3,001,194)
Balance as of December 31, 2023	1,405,555	$16,018,732	5,619,077	$562	1,280,923	$128	$—	$(8,826,779)	$(8,826,089)

The accompanying notes are an integral part of these financial statements.

ESGEN ACQUISITION CORPORATION

STATEMENTS OF CASH FLOWS

	For the year ended	For the year ended
	December 31, 2023	December 31, 2022
Cash flows from operating activities:
Net (loss) income	$(3,001,194)	$14,334,250
Adjustments to reconcile net (loss) income to net cash provided by in operating activities:
Recovery of deferred offering costs allocated to warrants	(425,040)	—
Change in fair value of warrant liabilities	317,376	(13,179,936)
Changes in operating assets and liabilities:
Due to related party	195,000	545,405
Prepaid assets	11,831	1,455,576
Accounts payable and accrued expenses	3,802,357	120,000
Net cash provided by operating activities	900,330	3,275,295
Cash Flows from Investing Activities:
Extension funding used to purchase marketable securities and cash held in Trust Account	(1,116,710)	—
Cash withdrawn from Trust Account in connection with redemptions	272,554,813	—
Proceeds from sale of marketable securities deposited into cash held in Trust Account	15,862,501	—
Reinvestment of marketable securities and cash held in Trust Account	(1,794,036)	(3,984,431)
Net cash provided by (used in) investing activities	285,506,568	(3,984,431)
Cash flows from financing activities:
Proceeds from note payable-related party	1,612,398	—
Redemptions of Class A ordinary shares subject to possible redemption	(272,554,813)	—
Net cash used in financing activities	(270,942,415)	—
Net change in cash	$15,464,483	$(709,136)
Cash, beginning of the period	$614,767	$1,323,903
Cash, end of the period	$60,518	$614,767
Cash held in Trust Account	16,018,732	—
Total cash and cash in Trust Account	$16,079,250	$614,767
Supplemental disclosure of cash flow information:
Change in value of Class A ordinary shares subject to possible redemption	$3,066,977	$3,986,568
Impact of the waiver of deferred commission by the underwriters	$9,234,960	$—
Conversion of Class B ordinary shares to Class A ordinary shares	$562	$—

The accompanying notes are an integral part of these financial statements.

ESGEN ACQUISITION CORPORATION

NOTES TO FINANCIAL STATEMENTS

Note 1 — Organization and Business Operation

ESGEN Acquisition Corporation (the “Company” or “ESGEN”) was incorporated as a Cayman Islands exempted company on April 19, 2021. The Company was incorporated for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses or entities (the “Business Combination”). The Company will not be limited to a particular industry or geographic region in its identification and acquisition of a target company. The Company consummated the Business Combination on March 13, 2024 (see Note 10 – Subsequent Events).

As of December 31, 2023, the Company had not commenced any operations. All activity for the period from April 19, 2021 (inception) through December 31, 2023, relates to the Company’s formation and the initial public offering (“Public Offering” or “IPO”) described below and since the closing of the IPO, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest or dividend income on cash and cash equivalents from the proceeds derived from the Public Offering (as defined below).

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

Following the closing of the IPO on October 22, 2021, $281,520,000 ($10.20 per Unit) from the net proceeds sold in the IPO, including proceeds of the sale of the Private Placement Warrants, was deposited in a trust account (“Trust Account”) and, until October 16, 2023, was only invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. To mitigate the risk of being deemed to have been operating as an unregistered investment company under the Investment Company Act, on October 16, 2023, the Company instructed the Trustee with respect to the Trust Account, to liquidate the U.S. government securities or money market funds held in the Trust Account and thereafter to hold all funds in the Trust Account in demand deposits (i.e., in one or more bank accounts) until the earliest of ESGEN’s completion of an initial business combination or July 22, 2024 (assuming the Sponsor deposits the required amount into the Trust Account for each New Additional Extension Date and unless the Company’s shareholders approve one or more further Additional Extensions).

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

The Company has until July 22, 2024 (assuming the Sponsor deposits the required amount into the Trust Account for each New Additional Extension Date and unless the Company’s shareholders approve one or more further Additional Extensions), to consummate the initial Business Combination. If the Company has not consummated the initial Business Combination within the Combination Period, the Company will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest or dividends earned on the funds held in the Trust Account and not previously released to the Company to pay its income taxes, if any (less up to $100,000 of interest or dividends to pay winding up and dissolution expenses) divided by the number of the then-outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and its board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii), to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

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

On October 20, 2023, at the Company’s extraordinary general meeting, the shareholders approved, among other proposals, (i) (a) the extension (such proposal, the “Extension Proposal”) of the time period the Company has to complete an initial Business Combination from October 22, 2023 to January 22, 2024 (the “Charter Amendment”) and (b) in the event that the Company has not consummated an initial Business Combination by January 22, 2024, to allow the Company, by resolution of the Board and, without any approval of the Company’s shareholders, upon five days’ advance notice prior to each Additional Extension, to complete six Additional Extensions, provided that the Sponsor or the Sponsor’s affiliates or permitted designees will deposit into the Trust Account for each Additional Extension Date the lesser of (x) $35,000 or (y) $0.0175 for each public share that is then-outstanding, in exchange for one or more non-interest bearing, unsecured promissory notes issued by a Lender, and (ii) the amendment of the Company’s amended and restated memorandum and articles of association to change certain provisions which restrict the Class B ordinary shares, par value $0.0001, of the Company (the “Class B ordinary shares”) from converting to Class A ordinary shares, par value $0.0001 (the “Class A ordinary shares”) prior to the consummation of an initial Business Combination (such proposal, the “Conversion Proposal”). As of the date of filing this report, the Company has deposited the requisite amounts into the Trust Account for each Additional Extension Date until March 22, 2024.

Additionally, the shareholders approved a proposal to amend, by special resolution, the Company’s amended and restated memorandum and articles of association to change certain provisions which restrict the Class B ordinary shares from converting to Class A ordinary shares prior to the consummation of an initial Business Combination.

In connection with the vote to approve the above proposals, the holders of 1,488,000 Class A ordinary shares of ESGEN exercised their right to redeem their shares for cash at a redemption price of approximately $11.21 per share, for an aggregate redemption amount of $16,679,055.

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

On October 16, 2023 (the “Compliance Date”), the Company was notified by The Nasdaq Stock Market LLC (the “Nasdaq”) that the Company was not in compliance with the minimum number of round lot holders required for continued listing on the Nasdaq Global Market (the “Round Lot Requirement”). The Company has until April 15, 2024 to comply with the Round Lot Requirement. If ESGEN does not regain compliance with the Round Lot Requirement by the Compliance Date, ESGEN will receive written notification that its securities are subject to delisting, at which time ESGEN may appeal the Nasdaq’s delisting determination to a Nasdaq Listing Qualifications Panel (the “Panel”). There can be no assurance that ESGEN will be able to regain compliance with the Round Lot Requirement or that any appeal of the Nasdaq’s delisting determination to the Panel would be successful.

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

Additionally, recent military conflicts, including the Russian invasion of Ukraine, the Israel-Hamas war, and increased military tensions, may have a material adverse effect on financial and business conditions. These circumstances could reduce the number of attractive targets for an initial Business Combination, increase the cost of consummating an initial Business Combination and delay or prevent the Company from completing an initial Business Combination.

Going Concern

As of December 31, 2023, the Company had $60,518 in cash held outside of the Trust Account and owes $5,669,349 in accounts payable and accrued expenses and $2,122,937 to related parties. The Company anticipates that its cash will not be sufficient to allow the Company to operate for at least the next 12 months from the issuance of the financial statements. The Company has incurred and expects to continue to incur significant costs in pursuit of its acquisition plans and the closing of the business combination described in Note 10. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The Company will seek additional capital through other financing alternatives. There can be no assurance that new financings or other transactions will be available to the Company on commercially acceptable terms, or at all. Should the Company fail to raise additional cash from outside sources, this would have a material adverse impact on its operations.

The accompanying financial statements have been prepared assuming the Company will continue to operate as a going concern, which contemplates the realization of assets and settlement of liabilities in the normal course of business, and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from uncertainty related to its ability to continue as a going concern.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash and cash equivalents. The Company had no cash equivalents as of December 31, 2023 and 2022, respectively.

Marketable Securities and Cash Held in Trust Account

As of December 31, 2023, investments held in the Trust Account consisted of interest bearing demand deposits. As of December 31, 2022, substantially all of the assets held in the Trust Account were held in U.S. Money Market Funds. Such investments are presented on the condensed balance sheets at fair value at the end of the reporting period. Interest, dividends, gains and losses resulting from the change in fair value of these investments are included in income from investments held in Trust Account in the accompanying condensed statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

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

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging”. The Company’s derivative instruments are recorded at fair value on the balance sheet with changes in the fair value reported in the statements of operations. Derivative liabilities are classified on the balance sheets as current or non-current based on whether or not net-cash settlement or conversion of the instrument is reasonably expected to require the use of existing resources properly classifiable as current assets, or the creation of other current liabilities.

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

Net (Loss) Income Per Ordinary Share

The Company has two classes of shares, which are referred to as redeemable Class A ordinary shares and non-redeemable Class A and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares. Net (loss) income per ordinary share is calculated by dividing the net (loss) income by the weighted average ordinary shares outstanding for the respective period. With respect to the accretion of Class A ordinary shares subject to possible redemption, the Company treated accretion in the same manner as a dividend, paid to the shareholder in the calculation of the net (loss) income per ordinary share.

The earnings per share presented in the statement of operations is based on the following:

	Year Ended December 31, 2023	Year Ended December 31, 2022
Net (loss) income	$(3,001,194)	$14,334,250
Accretion of temporary equity to redemption value	6,167,983	(3,984,431)
Net income including accretion of temporary equity to redemption value	$3,166,789	$10,349,819

	Year Ended December 31, 2023		Year Ended December 31, 2022
		Non-redeemable		Non-redeemable
	Redeemable Class A	Class A and Class B	Redeemable Class A	Class A and Class B
Basic and diluted net (loss) income per share
Numerator:

Allocation of net (loss) income including accretion of temporary equity	$1,140,044	$2,026,745	$8,279,855	$2,069,964
Allocation of accretion of temporary equity to redemption value	(6,167,983)	—	3,984,431	—
Allocation of net (loss) income	$(5,027,939)	$2,026,745	$12,264,286	$2,069,964
Denominator:
Weighted-average shares outstanding	3,821,284	6,900,000	27,600,000	6,900,000
Basic and diluted net (loss) income per share	$(1.32)	$0.29	$0.44	$0.30

Net (loss) income per share is computed by dividing net (loss) income by the weighted average number of ordinary shares outstanding during the period. The Company has not considered the effect of the 27,840,000 ordinary shares issuable upon exercise of the Public Warrants and Private Placement Warrants in the calculation of diluted (loss) income per share, since the exercise of such warrants are contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive.

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

The Company has made a policy election in accordance with ASC 480-10-S99-3A and recognizes changes in redemption value in additional paid-in capital (or accumulated deficit in the absence of additional paid-in capital) immediately as they occur. The Company recorded accretion of $3,066,977 and $3,986,568, respectively, in accumulated deficit for year ended December 31, 2023 and 2022. For the period ended December 31, 2023, the Company recorded redemption of $272,554,813 and $1,116,710 was deposited in the Trust Account for extension funding. For the year ended December 31, 2022 there were no redemptions or deposits in the Trust Account for extension funding.

Income Taxes

ASC Topic 740, “Income Taxes”, requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statement and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC Topic 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized.

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of December 31, 2023 and 2022.

The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with Cayman income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s financial statements.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of December 31, 2023 and 2022, there were no unrecognized tax benefits and no amounts were accrued for the payment of interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

Recent Accounting Pronouncements

Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

Note 3 — Related Party Transactions

Promissory Notes — Related Party

On April 27, 2021, the Sponsor agreed to loan the Company up to $300,000 to be used for a portion of the expenses of the Public Offering. The Company borrowed a total of $262,268. This loan was non-interest bearing, unsecured and due at the earlier of December 31, 2021 or the closing of the Public Offering. The loan was to be repaid upon the closing of the Public Offering out of the offering proceeds not held in the Trust Account. In connection with the closing of the Public Offering, the Company paid down $90,922 of the outstanding balance. As of December 31, 2023 and 2022, the Company had $171,346 outstanding under the promissory note and as is included on the balance sheet as promissory note—related party. The Sponsor has agreed to defer repayment of the loan until the close of the Business Combination.

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

On October 17, 2023, ESGEN issued an amended and restated promissory note (the “October 2023 Promissory Note”) in the principal amount of up to $2,500,000 to the Sponsor. The October 2023 Promissory Note amends, restates, replaces and supersedes the Note dated April 5, 2023. The October 2023 Promissory Note may be drawn down by ESGEN from time to time prior to the consummation of ESGEN’s initial Business Combination. The October 2023 Promissory Note does not bear interest, matures on the date of consummation of the Business Combination and is subject to customary events of default. The October 2023 Promissory Note, as well as the promissory note issued on April 17, 2021 to the Sponsor (“April 2021 Promissory Note”), will not be repaid and will be cancelled at the closing of the Business Combination. As of December 31, 2023, the Company had $1,612,398 outstanding under the October 2023 Promissory Note and is included on the balance sheet as promissory note—related party.

On January 24, 2024, ESGEN issued a new promissory note (“January 2024 Promissory Note”) in the principal amount of up to $750,000 to the Sponsor. The January 2024 Promissory Note may be drawn down by ESGEN from time to time prior to the consummation of ESGEN’s initial Business Combination for specific uses as designated therein. The January 2024 Promissory Note does not bear interest, matures on the date of consummation of the Business Combination and is subject to customary events of default. The principal amount under the January 2024 Promissory Note will be paid at the closing of the Business Combination from the funds that ESGEN has available to it outside of its Trust Account (See Note 10).

Due to Related Party

In the ordinary course of business, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may pay for certain expenses on behalf of the Company. These amounts paid for on behalf of the Company are due upon demand and are non-interest bearing. At December 31, 2023 and 2022, $75,000 and $0, respectively, is included in due to related party on the balance sheet for expenses the Sponsor paid for on behalf of the company. Including the amounts paid for by the Sponsor and the office space, utilities, secretarial support and administrative services (discussed below), the aggregate amount for due to related party on the balance sheet was $339,193 and $144,193 at December 31, 2023 and 2022, respectively.

Working Capital Loans

In order to finance transaction costs in connection with an intended Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes the initial Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants. As of December 31, 2023 and 2022, the Company had no borrowings under the Working Capital Loans.

Office Space, Secretarial and Administrative Services

Through the earlier of consummation of the initial Business Combination and the liquidation, the Company incurs $10,000 per month for office space, utilities, secretarial support and administrative services provided by the Sponsor. For each of the years ended December 31, 2023 and 2022, the Company incurred $120,000. No amounts have been paid for these services. As of December 31, 2023 and 2022, the Company has accrued and reported on the balance sheets $264,193 and $144,193, respectively, pursuant to this agreement, and included in “Due to related party”.

Note 4 — Prepaid Expenses

The Company’s prepaid expenses as of December 31, 2023 and 2022 primarily consisted of the following:

	December 31, 2023	December 31, 2022
Prepaid insurance	$17,421	$26,081
Other prepaid expenses	1,858	5,029
	$19,279	$31,110

Note 5 — Accounts Payable and Accrued Expense

The Company’s accounts payable and accrued expenses as of December 31, 2023 and 2022 primarily consisted of legal accruals.

	December 31, 2023	December 31, 2022
Legal accrual	$5,534,483	$1,705,049
Other payables and expenses	134,866	161,943
	$5,669,349	$1,866,992

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

Underwriting Agreement

The underwriters were entitled to a deferred underwriters fee of 3.5% of the gross proceeds of the Public Offering upon the completion of the Company’s initial Business Combination. In April 2023, the underwriters waived any right to receive the deferred underwriters fee and will therefore receive no additional underwriters fee in connection with the Closing. As a result, the Company recognized $425,040 of other income on the statement of operations and $9,234,960 was recorded to accumulated deficit on the statements of changes in redeemable ordinary shares and shareholders’ deficit in relation to the reduction of the deferred underwriters fee. As of December 31, 2023 and 2022, the deferred underwriters fee is $0 and $9,660,000, respectively.

To account for the waiver of the deferred underwriters fee, the Company analogized to the SEC staff’s guidance on accounting for reducing a liability for “trailing fees”. Upon the waiver of the deferred underwriters fee, the Company reduced the deferred underwriters fee to $0 and reversed the previously recorded cost of issuing the instruments in the IPO, which included recognizing a contra-expense of $425,040, which is the amount previously allocated to liability classified warrants and expensed upon the IPO, and reduced the accumulated deficit and increased income available to Class B ordinary shares by $9,234,960, which was previously allocated to the Class A ordinary shares subject to redemption and accretion recognized at the IPO date. Additionally, as the amount is a component of accretion of Class A ordinary shares subject to possible redemption, the Company treated it in the same manner as a dividend paid to the shareholder in the calculation of the net (loss) income per ordinary share.

Business Combination

On April 19, 2023, the Company entered into a Business Combination Agreement, by and among the Company, ESGEN OpCo, LLC, a Delaware limited liability company and wholly-owned subsidiary of ESGEN (“OpCo”), Sunergy Renewables, LLC, a Nevada limited liability company (“Sunergy”), the Sunergy equity holders set forth on the signature pages thereto (collectively, “Sellers” and each, a “Seller”, and collectively with Sunergy, the “Sunergy Parties”), for limited purposes, the Sponsor, and for limited purposes, Timothy Bridgewater, an individual, in his capacity as the Sellers Representative (the “Business Combination Agreement”). The Company consummated the Business Combination on March 13, 2024 (see Note 10 – Subsequent Events)

Note 7 — Warrant Liabilities

The Company accounts for the 27,840,000 warrants issued in connection with the IPO (13,800,000 Public Warrants and 14,040,000 Private Placement Warrants) in accordance with the guidance contained in ASC Topic 815-40. Such guidance provides that because the warrants do not meet the criteria for equity treatment thereunder, each warrant must be recorded as a liability. Accordingly, the Company classifies each warrant as a liability at its fair value. This liability is subject to remeasurement at each balance sheet date.

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

Redemption of warrants when the price per Class A ordinary share equals or exceeds $18.00. Once the warrants become exercisable, the Company may redeem not less than all of the outstanding warrants (except as described herein with respect to the Private Placement Warrants):

●	in whole and not in part;

●	at a price of $0.01 per warrant;

●	upon a minimum of 30 days’ prior written notice of redemption to each warrant holder; and

●	if, and only if, the closing price of the Class A ordinary shares equals or exceeds $18.00 per share (as adjusted for adjustments to the number of shares issuable upon exercise or the exercise price of a warrant as described under the heading “Description of Securities— Warrants—Public Shareholders’ Warrants—Anti-dilution Adjustments”) for any 20 trading days within a 30-trading day period ending three trading days before the Company sends the notice of redemption to the warrant holders.

Redemption of warrants when the price per Class A ordinary share equals or exceeds $10.00. Once the warrants become exercisable, the Company may redeem not less than all of the outstanding warrants:

●	in whole and not in part;

●	at $0.10 per warrant upon a minimum of 30 days’ prior written notice of redemption; and

●	if, and only if, the closing price of the Class A ordinary shares equals or exceeds $10.00 per public share (as adjusted for adjustments to the number of shares issuable upon exercise or the exercise price of a warrant as described under the heading “Description of Securities— Warrants—Public Shareholders’ Warrants—Anti-dilution Adjustments”) for any 20 trading days within the 30-trading day period ending three trading days before the Company sends the notice of redemption to the warrant holders;

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

The accounting treatment of derivative financial instruments requires that the Company record a derivative liability upon the closing of the IPO. Accordingly, the Company has classified each warrant as a liability at its fair value and the warrants were allocated a portion of the proceeds from the issuance of the Units equal to its fair value. These liabilities are subject tore-measurement at each balance sheet date. With each such re-measurement, the warrant liabilities will be adjusted to fair value, with the change in fair value recognized in the Company’s statement of operations. The Company will reassess the classification at each balance sheet date. If the classification changes as a result of events during the period, the warrants will be reclassified as of the date of the event that causes the reclassification.

Note 8 — Recurring Fair Value Measurements

As of December 31, 2023 and 2022, marketable securities and cash held in Trust Account are determined by Level 1 inputs utilizing quoted prices (unadjusted) in active markets for identical assets.

The Company’s Public Warrants are traded on the Nasdaq. As such, the Public Warrant valuation is based on unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access. The fair value of the Public Warrant liabilities is classified within Level 1 of the fair value hierarchy.

At December 31, 2023 and 2022, the Company considers the Private Warrants to be economically equivalent to the Public Warrants. As such, the valuation of the Public Warrants was used to value the Private Warrants. The fair value of the Private Warrant liabilities is classified within Level 2 of the fair value hierarchy.

The following tables presents fair value information as of December 31, 2023 and 2022 of the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Cash held in Trust Account	$16,018,732	$—	$—	$16,018,732
Liabilities:
Public Warrants	552,000	—	—	552,000
Private Warrants	—	561,600	—	561,600
Total liabilities	$552,000	$561,600	$—	$1,113,600

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Marketable securities held in Trust Account	$285,506,568	$—	$—	$285,506,568
Liabilities:
Public Warrants	$394,680	$—	$—	$394,680
Private Warrants	—	401,544	—	401,544
Total liabilities	$394,680	$401,544	$—	$796,224

There were no transfers to or from Levels 1, 2 or 3 for the year ended December 31, 2023 or 2022.

Note 9 — Shareholders’ Deficit

Preference shares— The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 and with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2023 and 2022, there were no preference shares issued or outstanding.

Class A ordinary shares— The Company is authorized to issue 250,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of December 31, 2023 and 2022, there were 5,619,077 and 0 Class A ordinary shares issued or outstanding other than the 1,408,555 and 27,600,000 Class A ordinary shares subject to possible redemption that are accounted for outside of the shareholders’ deficit section of the balance sheets, respectively.

In connection with the approval of the Conversion Proposal at the October 20, 2023 shareholder meeting and the adoption of the Charter Amendment, the Sponsor converted all of its 5,619,077 Class B ordinary shares into Class A ordinary shares. As a result of the Sponsor Share Conversion and redemptions made in connection with the Extension Proposal and Conversion Proposal, 1,408,555 and 5,619,077 redeemable Class A ordinary shares and non-redeemable Class A ordinary shares, respectively, remain outstanding. Notwithstanding the Sponsor Share Conversion, the Sponsor will be not entitled to receive any funds held in the Trust Account with respect to any Class A ordinary shares issued to the Sponsor as a result of the Sponsor Share Conversion and no additional amounts will be deposited into the Trust Account in respect of shares of Class A ordinary shares held by the Sponsor in connection with the extension of the Termination Date to the Extended Date or any Additional Extension Dates.

Class B ordinary shares— The Company is authorized to issue 25,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders are entitled to one vote for each share of Class B ordinary shares. As of December 31, 2023 and 2022, there were 1,280,923 and 6,900,000 Class B ordinary shares issued and outstanding, respectively.

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

Note 10 — Subsequent Events

On each of January 18, 2024 and February 16, 2024, the Company deposited $24,650 into the Trust Account in connection with Additional Extensions.

First Amendment to the Business Combination Agreement

On January 24, 2024, ESGEN and Sunergy entered into the First Amendment to the Initial Business Combination Agreement (the “First Amendment” and, the Initial Business Combination Agreement as amended by the First Amendment, the “Business Combination Agreement”). The First Amendment provides for, among other things, the:

(i) reduction of the aggregate consideration to the pre-transaction Sunergy equity holders from $410 million to $337.3 million;

(ii) removal of the (a) $20 million minimum cash condition and (b) provision requiring forfeiture of founder shares in connection with excess transaction expenses;

(iii) modification of the terms and structure of the Sponsor PIPE Investment (as defined below) from $10.0 million in shares of Class A common stock, par value $0.0001 per share (“New PubCo Class A Common Stock”), of the continuing entity following the continuation of ESGEN by way of domestication of ESGEN into a Delaware corporation, which continuing entity will be renamed Zeo Energy Corp. (“New PubCo”), to up to $15.0 million in convertible preferred units of OpCo (the “Convertible OpCo Preferred Units”) to be issued to the Sponsor pursuant to the Amended and Restated Subscription Agreement (as defined below);

(iv) forfeiture of an aggregate of 2.9 million founder shares and an additional 500,000 founder shares if, within two years of closing of the Business Combination (the “Closing”), the Convertible OpCo Preferred Units are redeemed or converted (with such shares subject to a lock-up for two years after the Closing);

(v) forfeiture of all private warrants to purchase one ESGEN Class A ordinary share, par value $0.0001 per share, of ESGEN (“ESGEN Private Placement Warrants”);

(vi) Sponsor will contribute those certain promissory notes, dated as of April 27, 2021 and October 17, 2023 (which promissory note amended and restated that certain promissory note dated as of April 5, 2023), by and between Sponsor and ESGEN, to ESGEN as a contribution to the capital of ESGEN and all amounts due thereunder will be cancelled; and

(vii) the outside date for the Business Combination to be extended to April 22, 2024.

Non-redemption Agreement

On March 11, 2024, ESGEN, entered into a non-redemption agreement (the “Non-Redemption Agreement”) with The K2 Principal Fund L.P. (“K2”), pursuant to which K2 agreed (i) to purchase at least 174,826 of ESGEN’s Class A ordinary shares, par value $0.0001 per share (the “Class A ordinary shares”), in the open market from investors who had elected to redeem such shares in connection with the Company’s extraordinary general meeting of shareholders held to approve the proposed Business Combination Agreement.

In exchange for the foregoing commitments to purchase and not redeem such Class A ordinary shares, ESGEN agreed to issue, for no consideration an aggregate of 225,174 shares of Class A common stock, par value $0.0001 per share, of Zeo Energy Corp., a Delaware corporation and the successor to ESGEN following the close of the Business Combination Agreement.

Business Combination

On March 13, 2024 (the “Closing Date”), the registrant consummated its previously announced business combination (the “Closing”), pursuant to that certain Business Combination Agreement, dated as of April 19, 2023 (as amended on January 24, 2024, the “Business Combination Agreement”), by and among Zeo Energy Corp., a Delaware corporation (f/k/a ESGEN Acquisition Corporation, a Cayman Islands exempted company), ESGEN OpCo, LLC, a Delaware limited liability company(“OpCo”), Sunergy Renewables, LLC, a Nevada limited liability company (“Sunergy”), the Sunergy equityholders set forth on the signature pages thereto or joined thereto (collectively, “Sellers” and each, a “Seller”, and collectively with Sunergy, the “Sunergy Parties”), for limited purposes, ESGEN LLC, a Delaware limited liability company (the “Sponsor”), and for limited purposes, Timothy Bridgewater, an individual, in his capacity as the Sellers Representative (collectively, the “Business Combination”). Prior to the Closing, (i) except as otherwise specified in the Business Combination Agreement, each issued and outstanding Class B ordinary share of ESGEN was converted into one Class A ordinary share of ESGEN (the “ESGEN Class A Ordinary Shares” and such conversion, the “ESGEN Share Conversion”); and (ii) ESGEN was domesticated into the State of Delaware so as to become a Delaware corporation (the “Domestication”). In connection with the Closing, the registrant changed its name from “ESGEN Acquisition Corporation” to “Zeo Energy Corp.”

In connection with entering into the Business Combination Agreement, ESGEN and the Sponsor entered into a subscription agreement, dated April 19, 2023, which ESGEN, the Sponsor and OpCo subsequently amended and restated on January 24, 2024 (the “Sponsor Subscription Agreement”), pursuant to which, among other things, the Sponsor agreed to purchase an aggregate of 1,000,000 preferred units of OpCo (“Convertible OpCo Preferred Units”) convertible into Exchangeable OpCo Unites (as defined below) (and be issued an equal number of shares of Zeo Class V Common Stock) concurrently with the Closing at a cash purchase price of $10.00 per unit and up to an additional 500,000 Convertible OpCo Preferred Units (together with the concurrent issuance of an equal number of shares of Zeo Class V Common Stock) during the six months after Closing if called for by Zeo. Prior to the Closing, ESGEN informed the Sponsor that it wished to call for the additional 500,000 Convertible OpCo Preferred Units at the Closing and, as a result, a total of 1,500,00 Convertible OpCo Preferred Units and an equal number of shares of Zeo Class V Common Stock were issued to Sponsor pursuant to the Sponsor Subscription Agreement for aggregate consideration of $15,000,000.