Form 10-K/A
period 2023-12-31
Zeo Energy Corp.
filed 2024-04-01
CIK 1865506

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment #1

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

Documents Incorporated by Reference

Not applicable.

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to Zeo Energy Corp.’s Annual Report on Form 10-K for the year ended December 31, 2023, filed with the Securities and Exchange Commission on March 25, 2024 (the “Form 10-K”), is being filed with the limited purpose of amending the Report of Independent Registered Public Accounting Firm on page F-1 to correct a scrivener’s error with respect to the omission of the city and state thereof. No other changes have been made to the Form 10-K. This Amendment No. 1 to the Form 10-K speaks as of the original filing date of the Form 10-K, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-K.

TABLE OF CONTENTS

PART II

ITEM 8. FINANCIAL STATEMENT AND SUPPLEMENTARY DATA	1

PART IV

ITEM 15. EXHIBIT AND FINANCIAL STATEMENT SCHEDULES	1

i

PART II

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

1

(3) Exhibits

We hereby file as part of this Report the exhibits listed in the attached Exhibit Index. Copies of such material can also be obtained on the SEC website at www.sec.gov.

Exhibit		Incorporated by Reference
Number	Description	Form	Exhibit	Filing Date
2.1	Business Combination Agreement, dated as of April 19, 2023, by and among ESGEN, Sunergy, the Sellers, OpCo, the Sponsor and Timothy Bridgewater.	8-K	2.1	April 20, 2023
2.2	Amendment No. 1 to Business Combination Agreement, dated as of January 24, 2024, by and between ESGEN and Sunergy.	8-K	2.1	January 25, 2024
3.1	Certificate of Incorporation of Zeo Energy Corp.	8-K	3.1	March 20, 2024
3.2	Bylaws of Zeo Energy Corp.	8-K	3.2	March 20, 2024
10.1	Amended and Restated Subscription Agreement, dated as of January 24, 2024, by and among ESGEN, OpCo and the Sponsor.	8-K	10.2	January 25, 2024
10.2	Letter Agreement, dated as of October 22, 2021, by and among ESGEN, the Sponsor and the Insiders party thereto.	8-K	10.5	October 25, 2021
10.3	Amendment to Letter Agreement, dated as of April 19, 2023, by and among ESGEN, the Sponsor and the Insiders party thereto.	8-K	10.1	April 20, 2023
10.4	Amendment No. 2 to Letter Agreement, dated as of January 24, 2024, by and among ESGEN, the Sponsor and the Insiders party thereto.	8-K	10.1	January 25, 2024
10.5	Side Letter, dated as of March 13, 2024 by and among ESGEN, Sponsor, Sunergy and the other parties thereto.	8-K	10.5	March 20, 2024
10.6	Non-Redemption Agreement, dated as of March 11, 2024, by and between ESGEN and The K2 Principal Fund L.P.	8-K	10.1	March 12, 2024
10.7	Amended and Restated Registration Rights Agreement, dated as of March 13, 2024.	8-K	10.7	March 20, 2024
10.8	OpCo A&R LLC Agreement, dated as of March 13, 2024.	8-K	10.8	March 20, 2024
10.9	Form of Lock-Up Agreement.	8-K	2.1	April 20, 2023
10.10	Tax Receivable Agreement, dated as of March 13, 2024.	8-K	10.10	March 20, 2024
10.11	Form of Indemnification Agreement.	8-K	10.11	March 20, 2024
10.12	Employment Agreement, dated March 13, 2024, by and between Opco and Timothy Bridgewater.	8-K	10.12	March 20, 2024
10.13	Employment Agreement, dated March 13, 2024, by and between Opco and Kalen Larsen.	8-K	10.13	March 20, 2024
10.14	Employment Agreement, dated March 13, 2024, by and between Opco and Gianluca “Luke” Guy.	8-K	10.14	March 20, 2024
10.15	Employment Agreement, dated March 13, 2024, by and between Opco and Brandon Bridgewater.	8-K	10.15	March 20, 2024
10.17	Zeo Energy Corp. 2024 Omnibus Incentive Equity Plan.	8-K	10.17	March 20, 2024
21.1	Subsidiaries of Zeo Energy Corp.	10-K	21.1	March 25, 2024
31*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97	Clawback Policy.	10-K	97	March 25, 2024
101*	Interactive data file set for the financial statements and accompanying notes contained in this Report (formatted as Inline XBRL).
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith
**	Furnished herewith

ITEM 16. FORM 10-K SUMMARY.

None.

2

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this date of April 1, 2024.

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

3

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

Emphasis of Matter - Business Combination

As discussed in Note 10 to the financial statements, the Company consummated the business combination discussed in Note 6 on March 13, 2024.

/s/ BDO USA, P.C.

We have served as the Company’s auditor since 2021.

March 25, 2024

New York, New York

ESGEN ACQUISITION CORPORATION

BALANCE SHEETS

	December 31, 2023	December 31, 2022
Assets
Current assets:
Cash	$60,518	$614,767
Prepaid expenses	19,279	31,110
Total current assets	79,797	645,877
Non-current assets:
Marketable securities and cash held in Trust Account	16,018,732	285,506,568
Total assets	$16,098,529	$286,152,445
Liabilities, Redeemable Ordinary Shares and Shareholders’ Deficit
Current liabilities:
Accounts payable and accrued expenses	$5,669,349	$1,866,992
Due to related party	339,193	144,193
Promissory note-related party	1,783,744	171,346
Total current liabilities	7,792,286	2,182,531
Non-current liabilities:
Warrant liabilities	1,113,600	796,224
Deferred underwriters fee	-	9,660,000
Total liabilities	$8,905,886	$12,638,755
Commitments and Contingencies
Class A ordinary shares subject to possible redemption, $0.0001 par value; 1,408,555 and 27,600,000 shares at redemption value as of December 31, 2023 and 2022, respectively	16,018,732	285,506,568
Shareholders’ Deficit:
Preferred shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	-	-
Class A shares, $0.0001 par value; 250,000,000 shares authorized; 5,619,077 and 0 issued or outstanding (excluding 1,408,555 and 27,600,000 shares subject to possible redemption) as of December 31, 2023 and 2022, respectively	562	-
Class B shares, $0.0001 par value; 25,000,000 shares authorized; 1,280,923 and 6,900,000 shares issued and outstanding, respectively	128	690
Accumulated deficit	(8,826,779)	(11,993,568)
Total shareholders’ deficit	(8,826,089)	(11,992,878)
Total Liabilities, Redeemable Ordinary Shares and Shareholders’ Deficit	$16,098,529	$286,152,445

The accompanying notes are an integral part of these financial statements.

ESGEN ACQUISITION CORPORATION

STATEMENTS OF OPERATIONS

	Year Ended December 31,	Year Ended December 31,
	2023	2022
Legal and professional fees	$4,343,626	$1,913,373
Insurance	92,103	528,861
Other operating costs	503,396	267,883
Operating cost-related party	120,000	120,000
Loss from operations	(5,059,125)	(2,830,117)
Other income (expense):
Change in fair value of warrants liabilities	(317,376)	13,179,936
Interest and investment income on marketable securities and cash held in Trust Account	1,950,267	3,984,431
Recovery of deferred offering costs allocated to warrants	425,040	-
Total other income, net	2,057,931	17,164,367
Net (loss) income	$(3,001,194)	$14,334,250
Basic and diluted weighted average shares outstanding of redeemable Class A ordinary shares	3,821,284	27,600,000
Basic and diluted net (loss) income per share, redeemable Class A	$(1.32)	$0.44
Basic and diluted weighted average shares outstanding of non-redeemable Class A and Class B ordinary shares	6,900,000	6,900,000
Basic and diluted net income per share, non-redeemable Class A and Class B	$0.29	$0.30

The accompanying notes are an integral part of these financial statements.

ESGEN ACQUISITION CORPORATION

STATEMENTS OF CHANGES IN REDEEMABLE ORDINARY SHARES AND SHAREHOLDERS’ DEFICIT

FOR THE YEAR ENDED DECEMBER 31, 2023 AND 2022

	Class A Ordinary share subject to possible		Class A		Class B		Additional		Total
	redemption		Ordinary share		Ordinary share		Paid-in	Accumulated	Shareholder’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of December 31, 2021	27,600,000	$281,520,000	-	$-	6,900,000	$690	$-	$(22,341,250)	$(22,340,560)
Accretion of ordinary shares subject to possible redemption	-	3,986,568	-	-	-	-	-	(3,986,568)	(3,986,568)
Net income	-	-	-	-	-	-	-	14,334,250	14,334,250
Balance as of December 31, 2022	27,600,000	285,506,568	-	-	6,900,000	690	-	(11,993,568)	(11,992,878)
Redemption of Class A ordinary shares subject to possible redemption	(26,194,445)	(272,554,813)	-	-	-	-	-	-	-
Recovery of deferred offering costs	-	-	-	-	-	-	-	9,234,960	9,234,960
Conversion of Class B ordinary shares to Class A ordinary shares	-	-	5,619,077	562	(5,619,077)	(562)	-	-	-
Accretion of ordinary shares subject to possible redemption	-	3,066,977	-	-	-	-	-	(3,066,977)	(3,066,977)
Net loss	-	-	-	-	-	-	-	(3,001,194)	(3,001,194)
Balance as of December 31, 2023	1,405,555	$16,018,732	5,619,077	$562	1,280,923	$128	$-	$(8,826,779)	$(8,826,089)

The accompanying notes are an integral part of these financial statements.

ESGEN ACQUISITION CORPORATION

STATEMENTS OF CASH FLOWS

	For the year ended	For the year ended
	December 31, 2023	December 31, 2022
Cash flows from operating activities:
Net (loss) income	$(3,001,194)	$14,334,250
Adjustments to reconcile net (loss) income to net cash provided by in operating activities:
Recovery of deferred offering costs allocated to warrants	(425,040)	-
Change in fair value of warrant liabilities	317,376	(13,179,936)
Changes in operating assets and liabilities:
Due to related party	195,000	545,405
Prepaid assets	11,831	1,455,576
Accounts payable and accrued expenses	3,802,357	120,000
Net cash provided by operating activities	900,330	3,275,295
Cash Flows from Investing Activities:
Extension funding used to purchase marketable securities and cash held in Trust Account	(1,116,710)	-
Cash withdrawn from Trust Account in connection with redemptions	272,554,813	-
Proceeds from sale of marketable securities deposited into cash held in Trust Account	15,862,501	-
Reinvestment of marketable securities and cash held in Trust Account	(1,794,036)	(3,984,431)
Net cash provided by (used in) investing activities	285,506,568	(3,984,431)
Cash flows from financing activities:
Proceeds from note payable-related party	1,612,398	-
Redemptions of Class A ordinary shares subject to possible redemption	(272,554,813)	-
Net cash used in financing activities	(270,942,415)	-
Net change in cash	$15,464,483	$(709,136)
Cash, beginning of the period	$614,767	$1,323,903
Cash, end of the period	$60,518	$614,767
Cash held in Trust Account	16,018,732	-
Total cash and cash in Trust Account	$16,079,250	$614,767
Supplemental disclosure of cash flow information:
Change in value of Class A ordinary shares subject to possible redemption	$3,066,977	$3,986,568
Impact of the waiver of deferred commission by the underwriters	$9,234,960	$-
Conversion of Class B ordinary shares to Class A ordinary shares	$562	$-

The accompanying notes are an integral part of these financial statements.

ESGEN ACQUISITION CORPORATION

NOTES TO FINANCIAL STATEMENTS

Note 1 - Organization and Business Operation

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

Note 2 - Significant Accounting Policies

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

The earnings per share presented in the statement of operations is based on the following:

	Year Ended December 31, 2023	Year Ended December 31, 2022
Net (loss) income	$(3,001,194)	$14,334,250
Accretion of temporary equity to redemption value	6,167,983	(3,984,431)
Net income including accretion of temporary equity to redemption value	$3,166,789	$10,349,819

	Year Ended December 31, 2023		Year Ended December 31, 2022
		Non-redeemable		Non-redeemable
	Redeemable Class A	Class A and Class B	Redeemable Class A	Class A and Class B
Basic and diluted net (loss) income per share
Numerator:

Allocation of net (loss) income including accretion of temporary equity	$1,140,044	$2,026,745	$8,279,855	$2,069,964
Allocation of accretion of temporary equity to redemption value	(6,167,983)	-	3,984,431	-
Allocation of net (loss) income	$(5,027,939)	$2,026,745	$12,264,286	$2,069,964
Denominator:
Weighted-average shares outstanding	3,821,284	6,900,000	27,600,000	6,900,000
Basic and diluted net (loss) income per share	$(1.32)	$0.29	$0.44	$0.30

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

Note 3 - Related Party Transactions

Promissory Notes - Related Party

On April 27, 2021, the Sponsor agreed to loan the Company up to $300,000 to be used for a portion of the expenses of the Public Offering. The Company borrowed a total of $262,268. This loan was non-interest bearing, unsecured and due at the earlier of December 31, 2021 or the closing of the Public Offering. The loan was to be repaid upon the closing of the Public Offering out of the offering proceeds not held in the Trust Account. In connection with the closing of the Public Offering, the Company paid down $90,922 of the outstanding balance. As of December 31, 2023 and 2022, the Company had $171,346 outstanding under the promissory note and as is included on the balance sheet as promissory note-related party. The Sponsor has agreed to defer repayment of the loan until the close of the Business Combination.

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

On October 17, 2023, ESGEN issued an amended and restated promissory note (the “October 2023 Promissory Note”) in the principal amount of up to $2,500,000 to the Sponsor. The October 2023 Promissory Note amends, restates, replaces and supersedes the Note dated April 5, 2023. The October 2023 Promissory Note may be drawn down by ESGEN from time to time prior to the consummation of ESGEN’s initial Business Combination. The October 2023 Promissory Note does not bear interest, matures on the date of consummation of the Business Combination and is subject to customary events of default. The October 2023 Promissory Note, as well as the promissory note issued on April 17, 2021 to the Sponsor (“April 2021 Promissory Note”), will not be repaid and will be cancelled at the closing of the Business Combination. As of December 31, 2023, the Company had $1,612,398 outstanding under the October 2023 Promissory Note and is included on the balance sheet as promissory note-related party.

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

Note 4 - Prepaid Expenses

The Company’s prepaid expenses as of December 31, 2023 and 2022 primarily consisted of the following:

	December 31, 2023	December 31, 2022
Prepaid insurance	$17,421	$26,081
Other prepaid expenses	1,858	5,029
	$19,279	$31,110

Note 5 - Accounts Payable and Accrued Expense

The Company’s accounts payable and accrued expenses as of December 31, 2023 and 2022 primarily consisted of legal accruals.

	December 31, 2023	December 31, 2022
Legal accrual	$5,534,483	$1,705,049
Other payables and expenses	134,866	161,943
	$5,669,349	$1,866,992

Note 6 - Commitments & Contingencies

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

Business Combination

On April 19, 2023, the Company entered into a Business Combination Agreement, by and among the Company, ESGEN OpCo, LLC, a Delaware limited liability company and wholly-owned subsidiary of ESGEN (“OpCo”), Sunergy Renewables, LLC, a Nevada limited liability company (“Sunergy”), the Sunergy equity holders set forth on the signature pages thereto (collectively, “Sellers” and each, a “Seller”, and collectively with Sunergy, the “Sunergy Parties”), for limited purposes, the Sponsor, and for limited purposes, Timothy Bridgewater, an individual, in his capacity as the Sellers Representative (the “Business Combination Agreement”). The Company consummated the Business Combination on March 13, 2024 (see Note 10 – Subsequent Events)

Note 7 - Warrant Liabilities

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

Redemption of warrants when the price per Class A ordinary share equals or exceeds $18.00. Once the warrants become exercisable, the Company may redeem not less than all of the outstanding warrants (except as described herein with respect to the Private Placement Warrants):

●	in whole and not in part;

●	at a price of $0.01 per warrant;

●	upon a minimum of 30 days’ prior written notice of redemption to each warrant holder; and

●	if, and only if, the closing price of the Class A ordinary shares equals or exceeds $18.00 per share (as adjusted for adjustments to the number of shares issuable upon exercise or the exercise price of a warrant as described under the heading “Description of Securities- Warrants-Public Shareholders’ Warrants-Anti-dilution Adjustments”) for any 20 trading days within a 30-trading day period ending three trading days before the Company sends the notice of redemption to the warrant holders.

Redemption of warrants when the price per Class A ordinary share equals or exceeds $10.00. Once the warrants become exercisable, the Company may redeem not less than all of the outstanding warrants:

●	in whole and not in part;

●	at $0.10 per warrant upon a minimum of 30 days’ prior written notice of redemption; and

●	if, and only if, the closing price of the Class A ordinary shares equals or exceeds $10.00 per public share (as adjusted for adjustments to the number of shares issuable upon exercise or the exercise price of a warrant as described under the heading “Description of Securities- Warrants-Public Shareholders’ Warrants-Anti-dilution Adjustments”) for any 20 trading days within the 30-trading day period ending three trading days before the Company sends the notice of redemption to the warrant holders;

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

Note 8 - Recurring Fair Value Measurements

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

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Cash held in Trust Account	$16,018,732	$-	$-	$16,018,732
Liabilities:
Public Warrants	552,000	-	-	552,000
Private Warrants	-	561,600	-	561,600
Total liabilities	$552,000	$561,600	$-	$1,113,600

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Marketable securities held in Trust Account	$285,506,568	$-	$-	$285,506,568
Liabilities:
Public Warrants	$394,680	$-	$-	$394,680
Private Warrants	-	401,544	-	401,544
Total liabilities	$394,680	$401,544	$-	$796,224

There were no transfers to or from Levels 1, 2 or 3 for the year ended December 31, 2023 or 2022.

Note 9 - Shareholders’ Deficit

Preference shares- The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 and with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2023 and 2022, there were no preference shares issued or outstanding.

Class A ordinary shares- The Company is authorized to issue 250,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of December 31, 2023 and 2022, there were 5,619,077 and 0 Class A ordinary shares issued or outstanding other than the 1,408,555 and 27,600,000 Class A ordinary shares subject to possible redemption that are accounted for outside of the shareholders’ deficit section of the balance sheets, respectively.

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

Class B ordinary shares- The Company is authorized to issue 25,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders are entitled to one vote for each share of Class B ordinary shares. As of December 31, 2023 and 2022, there were 1,280,923 and 6,900,000 Class B ordinary shares issued and outstanding, respectively.

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

Note 10 - Subsequent Events

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