Form 10-Q
period 2024-03-31
Zeo Energy Corp.
filed 2024-05-16
CIK 1865506

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File Number: 001-40927

ZEO ENERGY CORP.

(Exact name of registrant as specified in its charter)

Delaware	98-1601409
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

7625 Little Rd, Suite 200A, New Port Richey, FL 34654

(Address of principal executive offices and Zip Code)

(727) 375-9375

(Registrant’s telephone number, including area code)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T(§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒

As of May 14, 2024, the registrant had 5,805,345 shares of Class A common stock, par value $0.0001 outstanding, and 35,230,000 shares of Class V common stock, par value $0.0001, outstanding.

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

ZEO ENERGY CORP.
CONDENSED CONSOLIDATED BALANCE SHEET

	As of March 31,	As of December 31,
	2024	2023
Assets
Current assets
Cash and cash equivalents	$7,731,124	$8,022,306
Accounts receivable, including $3,089,328 and $396,488 from related parties, net of allowance for credit losses of $2,420,620 and $2,270,620, as of March 31, 2024 and December 31, 2023, respectively	7,392,075	2,970,705
Inventories	379,321	350,353
Prepaid installation costs	424,792	4,705,519
Prepaid expenses and other current assets	4,004,532	40,403
Total current assets	19,931,844	16,089,286
Other assets	207,846	62,140
Property, equipment and other fixed assets, net	2,938,703	2,918,320
Operating lease right of use assets	982,951	1,135,668
Intangibles, net	514,020	771,028
Goodwill	27,010,745	27,010,745
Total assets	$51,586,109	$47,987,187

Liabilities, redeemable noncontrolling interests and stockholders’ equity (deficit)
Current liabilities
Accounts payable	$4,604,583	$3,785,755
Accrued expenses and other current liabilities, including $267,006 and $2,415,966 with related parties at March 31, 2024 and December 31, 2023, respectively	2,788,460	3,874,697
Current portion of long-term debt	412,834	404,871
Current operating lease liabilities	487,348	539,599
Contract liabilities, including $106,585 and $1,160,848 with related parties as of March 31, 2024 and December 31, 2023, respectively	585,809	5,023,418
Total current liabilities	8,879,034	13,628,340
Non-current operating lease liabilities	529,015	636,414
Other liabilities	1,500,000	-
Warrant liabilities	1,656,000	-
Long-term debt	1,283,022	1,389,545
Total liabilities	13,847,071	15,654,299
Commitments and contingencies (Note 14)

Redeemable noncontrolling interests
Convertible preferred units	15,079,167	-
Class B units	192,261,000	-

Stockholders’ equity (deficit)
Class V common stock	3,523	3,373
Class A common stock	503	-
Additional paid in capital	-	31,152,491
(Accumulated deficit) Retained earnings	(169,605,155)	1,177,024
Total stockholders’ equity	(169,601,129)	32,332,888
Total liabilities, redeemable noncontrolling interests and stockholders’ equity (deficit)	$51,586,109	$47,987,187

The accompanying notes are an integral part of these consolidated financial statements.

ZEO ENERGY CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months ended March 31,
	2024	2023
Revenue, net of financing fees of $4,081,358 and $6,269,033 for the three months ended March 31, 2024 and 2023, respectively	$10,675,421	$18,731,489
Related party revenue, net of financing fees of $3,856,219 and $0 for the three months ended March 31, 2024 and 2023, respectively	8,812,769	-
Total revenue	19,488,190	18,731,489
Operating costs and expenses:
Cost of goods sold (exclusive of items shown below)	17,183,740	14,809,215
Depreciation and amortization	462,701	432,599
Sales and marketing	118,983	549,605
General and administrative	3,336,841	1,326,587
Total operating expenses	21,102,265	17,118,006
(Loss) income from operations	(1,614,075)	1,613,483
Other (expenses) income, net:
Other income, net	-	5,000
Change in fair value of warrant liabilities	(138,000)	-
Interest expense	(37,054)	(15,544)
Total other expense, net	(175,054)	(10,544)
Net (loss) income before taxes	(1,789,129)	1,602,939
Income tax (expense) benefit	89,929	-
Net (loss) income	(1,699,200)	1,602,939
Net (loss) attributable to Sunergy Renewables LLC prior to the Business Combination	(759,936)	(1,602,939)
Net (loss) income for the period March 13, 2024 through March 31, 2024	(939,264)	-
Less: Net income attributable to noncontrolling interest	249,267	-
Net (loss) income attributable to Class A common stock	$(1,188,531)	$-

Basic and diluted net (loss) income per share	$(1.20)	-
Weighted average units outstanding, basic and diluted	994,345	-

The accompanying notes are an integral part of these consolidated financial statements.

ZEO ENERGY CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023

	Redeemable noncontrolling interest
	Convertible Preferred units		Class B	Common Units		Class V Common Stock		Class A Common Stock		Additional Paid in	Retained Earnings (Accumulated	Total Stockholders’
	Shares	Amount	Units	Units	Amount	Shares	Amount	Shares	Amount	Capital	Deficit)	Equity
Balance, December 31, 2023	-	$-	$-	1,000,000	$31,155,864	-	$-	-	$-	$-	$1,177,024	$32,332,888
Retroactive application of Business Combination (Note 3)	-	-	-	(1,000,000)	(31,155,864)	33,730,000	3,373	-	-	31,152,491	-	-
Balance, December 31, 2023	-	-	-	-	-	33,730,000	3,373	-	-	31,152,491	1,177,024	32,332,888
Stockholder distributions	-	-	-	-	-	-	-	-	-	-	(90,000)	(90,000)
Net loss prior to the Business Combination				-	-	-	-	-	-	-	(759,936)	(759,936)
Effects of Business Combination
Issuance of Class A Shares to third party advisors	-	-	-	-	-	-	-	553,207	55	2,765,980	-	2,766,035
Issuance of Class A Shares to backstop investor	-	-	-	-	-	-	-	225,174	23	1,569,440	-	1,569,463
Reverse Recapitalization (Note 3)	1,500,000	6,855,076	-	-	-	1,500,000	150	4,248,583	425	(1,678,167)	-	(1,677,592)
Transaction Costs										(2,317,632)		(2,317,632)
Establishment of redeemable noncontrolling interest	-	-	27,399,463	-	-	-	-	-	-	(27,399,463)	-	(27,399,463)
Activities subsequent to business combination
Subsequent measurement of redeemable noncontrolling interest	-	-	172,836,361	-	-	-	-	-	-	(4,092,649)	(168,743,712)	(172,836,361)
Net income	-	8,224,091	(7,974,824)	-	-	-	-	-	-	-	(1,188,531)	(1,188,531)
Balance, March 31, 2024	1,500,000	$15,079,167	$192,261,000	-	$-	35,230,000	$3,523	5,026,964	$503	$-	$(169,605,155)	$(169,601,129)

The accompanying notes are an integral part of these consolidated financial statements.

ZEO ENERGY CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN REDEEMABLE NONCONTROLLING INTEREST AND STOCKHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023

	Redeemable noncontrolling interest
	Convertible Preferred units			Common Units		Class V Common Stock		Class A Common Stock		Additional Paid in	Retained Earnings (Accumulated	Total Stockholders’
	Shares	Amount	Class B Units	Units	Amount	Shares	Amount	Shares	Amount	Capital	Deficit)	Equity
Balance, December 31, 2022	-	$-	$-	1,000,000	$31,155,864	-	$-	-	$-	$-	$119,982	$31,275,846
Retroactive application of Business Combination (Note 3)	-	-	-	(1,000,000)	(31,155,864)	33,730,000	3,373	-	-	31,152,491	-	-
Balance, December 31, 2022	-	-	-	-	-	33,730,000	3,373	-	-	31,152,491	119,982	31,275,846
Stockholder distributions	-	-	-	-	-	-	-	-	-	-	(166,323)	(166,323)
Net income	-	-	1,602,939	-	-	-	-	-	-	-	-	-
Balance, March 31, 2023	-	$-	$1,602,939	-	$-	33,730,000	$3,373	-	$-	$31,152,491	$(46,341)	$31,109,523

The accompanying notes are an integral part of these consolidated financial statements.

ZEO ENERGY CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2024	2023
Cash Flows from Operating Activities
Net (loss) income	$(1,699,200)	$1,602,939
Adjustment to reconcile net (loss) income to cash (used in) provided by operating activities
Depreciation and amortization	462,701	432,599
Change in fair value of warrant liabilities	138,000	-
Provision for credit losses	150,000	240,486
Changes in operating assets and liabilities:
Accounts receivable	(1,878,529)	(770,981)
Accounts receivable due from related parties	(2,692,841)	-
Inventories	(28,968)	(53,674)
Prepaid installation costs	4,280,727	-
Prepaids and other current assets	(1,420,528)	(180,286)
Other assets	(84,704)	-
Accounts payable	(330,661)	(1,914)
Accrued expenses and other current liabilities	(456,316)	313,286
Accrued expenses and other current liabilities due to related parties	(2,148,960)	-
Contract liabilities	(3,383,346)	(14,789)
Contract liabilities due to related parties	(1,054,263)	-
Operating lease payments	(6,933)	22,111
Net cash (used in) provided by operating activities	(10,153,821)	1,589,777

Cash flows from Investing Activities
Purchases of property, equipment and other assets	(226,076)	(605,874)
Net cash used in investing activities	(226,076)	(605,874)

Cash flows from Financing Activities
Proceeds from the issuance of debt	-	408,003
Repayments of debt	(98,560)	(75,000)
Proceeds from Business Combination, net of transaction costs	10,277,275	-
Distributions to members	(90,000)	(166,323)
Net cash provided by financing activities	10,088,715	166,680
Net (decrease) increase in cash and cash equivalents	(291,182)	1,150,583
Cash and cash equivalents, beginning of period	8,022,306	2,268,306
Cash and cash equivalents, end of the period	$7,731,124	$3,418,889

Supplemental Cash Flow Information
Cash paid for interest	$35,894	$15,544

Non-cash transactions
Transaction costs	$3,269,039	$-
Issuance of Class A common stock to vendors	$2,478,480	$-
Issuance of Class A common stock to backstop investors	$1,569,440	$-
Accretion of Preferred Units	$8,224,091	$-

The accompanying notes are an integral part of these consolidated financial statements.

Zeo Energy Corp.

Notes to the Condensed Consolidated Financial Statements

March 31, 2024

NOTE 1 - ORGANIZATION AND BUSINESS OPERATION

Zeo Energy Corp. (formerly known as ESGEN Acquisition Corporation or “ESGEN”), collectively with its subsidiaries (the “Company” or “Zeo”) is in the business of marketing, sales and installation, warranty coverage and maintenance of solar panel technology to individual households within the United States. As part of this, the Company may also provide roofing repairs and construction.

Zeo Energy Corp. was a blank check company originally incorporated on April 19, 2021 as a Cayman Islands exempted company for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses. On October 22, 2021, ESGEN consummated an initial public offering, after which its securities began trading on the Nasdaq Stock Market LLC (“Nasdaq”).

Business Combination

On March 13, 2024 (the “Closing Date”), the Company consummated its previously announced business combination (the “Closing”), pursuant to that certain Business Combination Agreement, dated as of April 19, 2023 (as amended on January 24, 2024, the “Business Combination Agreement”), by and among Zeo Energy Corp., a Delaware corporation (f/k/a ESGEN Acquisition Corporation, a Cayman Islands exempted company), ESGEN OpCo, LLC, a Delaware limited liability company(“OpCo”), Sunergy Renewables, LLC, a Nevada limited liability company (“Sunergy”), the Sunergy equity holders set forth on the signature pages thereto or joined thereto (collectively, “Sellers” and each, a “Seller”, and collectively with Sunergy, the “Sunergy Parties”), for limited purposes, ESGEN LLC, a Delaware limited liability company (the “Sponsor”), and for limited purposes, Timothy Bridgewater, an individual, in his capacity as the Sellers Representative (collectively, the “Business Combination”). Prior to the Closing, (i) except as otherwise specified in the Business Combination Agreement, each issued and outstanding Class B ordinary share of ESGEN was converted into one Class A ordinary share of ESGEN (the “ESGEN Class A Ordinary Shares” and such conversion, the “ESGEN Share Conversion”); and (ii) ESGEN was domesticated into the State of Delaware so as to become a Delaware corporation (the “Domestication”). In connection with the Closing, the registrant changed its name from “ESGEN Acquisition Corporation” to “Zeo Energy Corp.”

Upon the Domestication, each then-outstanding ESGEN Class A Ordinary Share was cancelled and converted into one share of Class A common stock of the Company, par value $0.0001 per share (“Zeo Class A Common Stock”), and each then-outstanding ESGEN Public Warrant was assumed and converted automatically into a warrant of the registrant, exercisable for one share of Zeo Class A Common Stock. Additionally, each outstanding unit of ESGEN was cancelled and converted into one share of Zeo Class A Common Stock and one-half of one warrant of the Company.

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

At the Closing, ESGEN contributed to OpCo (1) all of its assets (excluding its interests in OpCo, but including the amount of cash in ESGEN’s Trust Account (the “Trust Account”) as of immediately prior to the Closing (after giving effect to the exercise of redemption rights by ESGEN stockholders), and (2) a number of newly issued shares of Class V common stock of the registrant, par value $0.0001 per share, which generally have only voting rights (the “Zeo Class V Common Stock”), equal to the number of Seller OpCo Units (as defined in the Business Combination Agreement) (the “Seller Class V Shares”). In exchange, OpCo issued to ESGEN (i) a number of Class A common units of OpCo (the “Manager OpCo Units”) which equaled the number of total shares of the Zeo Class A Common Stock issued and outstanding immediately after the Closing and (ii) a number of warrants to purchase Manager OpCo Units which equaled the number of SPAC Warrants (as defined in the Business Combination Agreement) issued and outstanding immediately after the Closing (the transactions described above in this paragraph, the “ESGEN Contribution”). Immediately following the ESGEN Contribution, (x) the Sellers contributed to OpCo the Sunergy Company Interests and (y) in exchange therefor, OpCo transferred to the Sellers the Seller OpCo Units and the Seller Class V Shares.

Prior to the Closing, the Sellers transferred 24.167% of their Sunergy Company Interests (which were thereafter exchanged for Seller OpCo Units and Seller Class V Shares at the Closing, as described above) pro rata to Sun Managers, LLC, a Delaware limited liability company (“Sun Managers”), in exchange for Class A Units (as defined in the Sun Managers limited liability company agreement (the “SM LLCA”) in Sun Managers. In connection with such transfer, Sun Managers executed a joinder to, and became a “Seller” for purposes of, the Business Combination Agreement. Sun Managers intends to grant Class B Units (as defined in the SM LLCA) in Sun Managers through the Sun Managers, LLC Management Incentive Plan (the “Management Incentive Plan”) adopted by Sun Managers to certain eligible employees or service providers of OpCo, Sunergy or their subsidiaries, in the discretion of Timothy Bridgewater, as manager of Sun Managers. Such Class B Units may be subject to a vesting schedule, and once such Class B Units become vested, there may be an exchange opportunity through which the grantees may request (subject to the terms of the Management Incentive Plan and the OpCo A&R LLC Agreement (as defined below)) the exchange of their Class B Units into Seller OpCo Units (together with an equal number of Seller Class V Shares), which may then be converted into Zeo Class A Common Stock (subject to the terms of the Management Incentive Plan and the OpCo A&R LLC Agreement). Grants under the Management Incentive Plan will be made after Closing. As of March 31, 2024, no such grants have occurred.

As of the Closing Date, upon consummation of the Business Combination, the only outstanding shares of capital stock of the registrant were shares of Zeo Class A Common Stock and Zeo Class V Common Stock.

Zeo Energy Corp.

Notes to the Condensed Consolidated Financial Statements

March 31, 2024

In connection with entering into the Business Combination Agreement, ESGEN and the Sponsor entered into a subscription agreement, dated April 19, 2023, which ESGEN, the Sponsor and OpCo subsequently amended and restated on January 24, 2024 (the “Sponsor Subscription Agreement”), pursuant to which, among other things, the Sponsor agreed to purchase an aggregate of 1,000,000 OpCo preferred units (and be issued an equal number of shares of Zeo Class V Common Stock) (“Convertible OpCo Preferred Units”) concurrently with the Closing at a cash purchase price of $10.00 per unit and up to an additional 500,000 Convertible OpCo Preferred Units (together with the concurrent issuance of an equal number of shares of Zeo Class V Common Stock) during the six months after Closing if called for by Zeo (the “Sponsor PIPE Investment”). Prior to the Closing, ESGEN informed the Sponsor that it wished to call for the additional 500,000 Convertible OpCo Preferred Units at the Closing and, as a result, a total of 1,500,000 Convertible OpCo Preferred Units were issued to Sponsor in return for aggregate consideration of $15,000,000.

Accounting for the Business Combination

The Business Combination was accounted for as a reverse recapitalization with ESGEN being treated as the acquired company since there was no change in control in accordance with the guidance for common control transactions in Accounting Standards Codification (“ASC”) 805-50, Business Combinations – Related Issues (“ASC 805-50”). Accordingly, the financial statements of the combined entity will represent a continuation of the financial statements of Sunergy with the Business Combination treated as the equivalent of Sunergy issuing stock for the net assets of ESGEN, accompanied by a recapitalization. The net assets of ESGEN were stated at historical cost, with no goodwill or other intangible assets recorded. Operations prior to the Business Combination were those of Sunergy.

Sunergy was determined to be the accounting acquirer based on evaluation of the following facts and circumstances;

Based upon the evaluation of the OpCo A&R LLC Agreement, OpCo is considered to be a Variable Interest Entity (“VIE”) and ESGEN is considered to be the primary beneficiary through its membership interest and manager powers conferred to it through the Class A Units. For VIEs, the accounting acquirer is always considered to be the primary beneficiary. As such, Zeo will consolidate OpCo and will be considered the accounting acquirer; however, further consideration of whether the entities are under common control was required in order to determine whether there is an ultimate change in control and the acquisition method of accounting is required under ASC 805.

While Sunergy did not control or have common ownership of ESGEN prior to the consummation of the Business Combination, the Company evaluated the ownership of the new entity subsequent to the consummation of the transaction to determine if common control existed. If the business combination is between entities under common control, then the acquisition method of accounting is not applicable and the guidance in ASC 805-50 regarding common control should be applied instead. The Financial Accounting Standards Board (“FASB”) ASC does not include a definition of common control. In practice, entities with a common parent entity, as determined under ASC 810, Consolidation, are generally considered to be under common control. Emerging Issues Task force (“EITF”) Issue 02-5, “Definition of ‘Common Control’ in Relation to FASB Statement No. 141 (“EITF Issue 02-5”)”, which was never finalized or codified, has also been applied in practice to determine when entities are under common control. EITF Issue 02-5 indicates that common control would exist in any of the following situations:

●	An individual (including trusts in which the individual is the beneficial owner) or entity holds more than 50 percent of the voting ownership of each entity.

●	Immediate family members hold more than 50 percent of the voting ownership interest of each entity, and there is no evidence that those family members would vote their shares in any way other than in concert. Immediate family members include a married couple and their children, but not the married couple’s grandchildren. Entities might be owned in varying combinations among living siblings and their children. Those situations require careful consideration of the substance of the ownership and voting relationships.

●	group of stockholders holds more than 50 percent of the voting ownership of each entity, and contemporaneous written evidence of an agreement to vote a majority of the entities’ shares in concert exists.

Prior to the Business Combination and the contributions to Sun Managers, Sunergy was majority owned by five entities (the “Primary Sellers”):

●	Southern Crown Holdings, LLC (wholly owned by Anton Hruby) — 230,000 Common Units (23%)

●	LAMADD LLC (wholly owned by Gianluca Guy) — 230,000 Common Units (23%)

●	JKae Holdings, LLC (wholly owned by Kalen Larsen) — 215,000 Common Units (21.5%)

●	Clarke Capital, LLC (wholly owned by Brandon Bridgewater) — 215,000 Common Units (21.5%)

●	White Horse Energy, LC (wholly owned by Timothy Bridgewater) — 90,000 Common Units (9%)

Each of the above parties entered into a Voting Agreement, dated September 7, 2023. The term of the Voting Agreement is for five years from the date of the Voting Agreement. The consummation of the Business Combination with ESGEN occurred within the term of the Voting Agreement.

Zeo Energy Corp.

Notes to the Condensed Consolidated Financial Statements

March 31, 2024

Prior to the Business Combination and the contributions to Sun Managers, the Primary Sellers had 98% ownership in Sunergy. Immediately following the Business Combination, they owned 83.8% of the Common Stock of the registrant through their Zeo Class V Common Stock that have voting interests. The Voting Agreement constitutes contemporaneous written evidence of an agreement to vote a majority of the Primary Sellers’ shares of the registrant in concert. Accordingly, the Primary Sellers retain majority control through the voting of their units in conjunction with the Voting Agreement immediately prior to the Business Combination and their shares following the Business Combination and, therefore, there is no change of control before or after the Business Combination. This conclusion is appropriate even though there was no relationship or common ownership or control between Sunergy and ESGEN prior to the Business Combination. Accordingly, the Business Combination should be accounted for in accordance with the guidance for common control transactions in ASC 805-50.

Additional factors that were considered include the following:

●	Since the Business Combination, the Board has been comprised of one individual designated by ESGEN and five individuals designated by Sunergy.

●	Since the Business Combination, management of the Company has been the existing management at Sunergy immediately prior to the Business Combination. The individual that was serving as the chief executive officer and chief financial officer of Sunergy’s management team immediately prior to the Business Combination continues substantially unchanged upon completion of the Business Combination.

For common control transactions that include the transfer of a business, the reporting entity is required to account for the transaction in accordance with the procedural guidance in ASC 805-50. The C Corporation (ESGEN) is considered to be a substantive entity, the LLC (OpCo) is a business and VIE, and the C Corporation is considered to be the accounting acquirer since it is the primary beneficiary of the LLC. In a transaction that is a combination of entities under common control, the acquirer (ESGEN) should recognize the acquired entity (OpCo and Sunergy) on the same basis as the entities’ common parent.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and principles of Consolidation

The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. These statements should be read in conjunction with Sunergy’s audited financial statements for the fiscal year ended December 31, 2023 as included in Form 8-K/A filed with the SEC on March 25, 2024. The results reported in these unaudited condensed consolidated financial statements are not necessarily indicative of results for the full fiscal year.

Our condensed consolidated financial statements include the accounts of Zeo Energy Corp, the accounts of Sun First Energy, LLC, Sunergy Solar LLC and Sunergy Roofing and Construction, LLC, all wholly owned subsidiaries, and ESGEN Opco, a variable interest entity (“VIE”) for which the Company is the primary beneficiary. All intercompany balances and transactions have been eliminated in consolidation. The December 31, 2023 balances reported herein are derived from the condensed consolidated financial statements of Sunergy as included with the Company’s definitive proxy statement filed with the SEC on March 25, 2024.

Emerging Growth Company

The Company is an emerging growth company (“EGC”), as defined in Section 2(a) of the Securities Act of 1933, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). Section 102(b)(1) of the JOBS Act exempts EGCs from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company did not opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an EGC, can adopt the new or revised standard at the time private companies adopt the new or revised standard. The effective dates shown in this Note 2 below reflect the election to use the extended transition period.

Zeo Energy Corp.

Notes to the Condensed Consolidated Financial Statements

March 31, 2024

Use of Estimates

The preparation of the Company’s unaudited condensed consolidated financial statements in conformity with US GAAP requires it to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses for the reporting period. Some of the more significant estimates include fair value of warrant liabilities, redemption value of non-controlling interest, subsequent realizability of intangible assets, useful lives of depreciation and amortization and collectability of accounts receivable. Due to the uncertainty involved in making estimates, actual results could differ from those estimates which could have a material effect on the financial condition and results of operations in future periods.

The Company bases its estimates and assumptions on historical experience and other factors, including the current economic environment and on various other judgements that it believes to be reasonable under the circumstances. The Company adjusts such estimates and assumptions when facts and circumstances dictate. Changes in those estimates resulting from continuing changes in the economic environment could have a material effect on the financial condition and results of future operations in future periods.

Segments Information

Operating segments are defined as components of an enterprise for which separate discrete financial information is evaluated regularly by our chief executive officer, who is the chief operating decision maker (“CODM”), in deciding how to allocate resources and assess performance. The CODM reviews financial information presented on a consolidated basis for the purposes of allocating resources and evaluating financial performance. Accordingly, the Company operates and manages its business as one operating and reportable segment.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with original maturities of three months or less from the purchase date to be cash equivalents. The Company maintains its cash in checking and savings accounts. Income generated from cash held in savings accounts is recorded as interest income. The carrying value of the Company’s savings accounts is included in cash and cash equivalents and approximates the fair value.

Accounts receivable, net of allowance for credit losses

Accounts receivable is presented at the invoiced receivable amounts, less any allowance for any potential expected credit loss amounts, and do not bear interest. The Company estimates allowance for credit losses based on the creditworthiness of each customer, historical collections experience, forward looking information and other information including the aging of the receivables. This analysis resulted in an allowance for credit losses as of March 31, 2024 and December 31, 2023 of $2,420,620 and $2,270,620, respectively. Additionally, the Company had no write-offs and no recoveries for each of the three months ended March 31, 2024 and 2023. The majority of our customers finance their purchase and installation of solar panels through various financing companies, who then remit payment to Sunergy typically within 3 days after installation. The Company is not deemed a borrower with these financing agreements and as a result is not subject to any of the terms of the financing transaction between the financing company and the customer.

Prepaid installation costs

Prepaid installation costs include costs incurred prior to completion of installations of solar systems. Such costs include the cost of engineering, permits, governmental fees, advances for sales commissions, and other related solar installation costs. These costs are charged to Cost of goods sold when each installation is completed.

Prepaid expenses and other current assets

Prepaid expenses and other current assets consist of employee advances, prepaid insurance, prepaid sales commissions and other current assets.

Concentration of credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents and trade accounts receivable. The Company maintains its cash and cash equivalent balances in highly rated financial institutions, which at times may exceed federally insured limits. The amounts over these insured limits as of March 31, 2024 and December 31, 2023 were $7,321,621 and $6,979,011, respectively. The Company mitigates this concentration of credit risk by monitoring the credit worthiness of the financial institutions. No losses have been incurred to date on any deposits.

The Company performs periodic credit evaluations of its customers’ financial condition and also monitors the financial condition of the financial counterparties that finance customer transactions and generally does not require collateral. As of March 31, 2024, one customer accounted for 41% of accounts receivable. No one customer or financing counterparty exceeded 10% of accounts receivable as of December 31, 2023.

Inventories

Inventories are primarily comprised of solar panels and other related items necessary for installations and service needs. Inventories are accounted for on a first-in-first-out basis and are measured at the lower of cost or net realizable value, where cost is determined using a weighted-average cost method. When evidence exists that the net realizable value of inventory is lower than its cost, the difference is recognized as cost of goods sold in the condensed consolidated statements of operations. As of March 31, 2024 and December 31, 2023, inventory was $379,321 and $350,353, respectively.

Zeo Energy Corp.

Notes to the Condensed Consolidated Financial Statements

March 31, 2024

Property, equipment and other fixed assets

Property, equipment and other fixed assets are carried at cost less accumulated depreciation and includes expenditures that substantially increase the useful lives of existing property and equipment. Maintenance, repairs, and minor renovations are charged to expense as incurred. When property and equipment is retired or otherwise disposed of, the related costs and accumulated depreciation are removed from their respective accounts, and any difference between the sale proceeds and the carrying amount of the asset is recognized as a gain or loss on disposal in the combined consolidated Statements of Income.

Software that is developed for internal use and is accounted for pursuant to ASC 350-40, Intangibles, Goodwill and Other-Internal-Use Software. Qualifying costs incurred to develop internal-use software are capitalized when (i) the preliminary project stage is completed, (ii) management has authorized further funding for the completion of the project and (iii) it is probable that the project will be completed and perform as intended. These capitalized costs include compensation for employees who develop internal-use software and external costs related to development of internal use software. Capitalization of these costs ceases once the project is substantially complete and the software is ready for its intended purpose. Internally developed software is amortized using the straight-line method over an estimated useful life. All other expenditures, including those incurred in order to maintain an intangible asset’s current level of performance, are expensed as incurred. When these assets are retired or disposed of, the cost and accumulated amortization thereon are removed, and any resulting gain or losses are included in the consolidated statements of operations.

Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which is five years, across all asset classes.

The estimated useful lives and depreciation methods are reviewed at each year-end, with the effect of any changes in estimates accounted for prospectively. All depreciation expense is included with depreciation and amortization in the condensed consolidated statements of operations.

Impairment of long-lived assets

Management reviews each asset or asset group for impairment whenever events or circumstances indicate that the carrying value of an asset or asset group may not be recoverable, and at least annually. No impairment provisions were recorded by the Company during the three months ended March 31, 2024 and 2023.

Business Combinations

The Company accounts for an acquisition as a business combination if the assets acquired and liabilities assumed in the transaction constitute a business in accordance with ASC Topic 805. Such acquisitions are accounted using the acquisition method by recognizing the identifiable tangible and intangible assets acquired and liabilities assumed, and any non-controlling interest in the acquired business, measured at their acquisition date fair values.

Where the set of assets acquired and liabilities assumed doesn’t constitute a business, it is accounted for as an asset acquisition where the individual assets and liabilities are recorded at their respective relative fair values corresponding to the consideration transferred.

Goodwill

Goodwill is recognized and initially measured as any excess of the acquisition-date consideration transferred in a business combination over the acquisition-date amounts recognized for the net identifiable assets acquired. Goodwill is not amortized but is tested for impairment annually, or more frequently if an event occurs or circumstances change that would more likely than not result in an impairment of goodwill. First, the Company assesses qualitative factors to determine whether or not it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the Company concludes that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the Company conducts a quantitative goodwill impairment test comparing the fair value of the applicable reporting unit with its carrying value. If the carrying amount of the reporting unit exceeds the fair value of the reporting unit, the Company recognizes an impairment loss in the consolidated statements of operations for the amount by which the carrying amount exceeds the fair value of the reporting unit. The Company performs its annual goodwill impairment test at December 31 of each year. There was no goodwill impairment for the three months ended March 31, 2024 and 2023.

Intangible assets subject to amortization

Intangible assets include tradenames, customer lists and non-compete agreements. Amounts are subject to amortization on a straight-line basis over the estimated period of benefit and are subject to annual impairment consideration. Costs incurred to renew or extend the term of a recognized intangible asset, such as the acquired trademark, are capitalized as part of the intangible asset and amortized over its revised estimated useful life.

Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of the intangible assets may not be recoverable. Conditions that would necessitate an impairment assessment include a significant decline in the observable market value of an asset, a significant change in the extent or manner in which an asset is used, or any other significant adverse change that would indicate that the carrying amount of an asset or group of assets may not be recoverable. The Company evaluates the recoverability of intangible assets by comparing their carrying amounts to future net undiscounted cash flows expected to be generated by the intangible assets. If such intangible assets are considered to be impaired, the impairment recognized is measured as the amount by which the carrying amount of the intangible assets exceeds the fair value of the assets. The Company determines fair value based on discounted cash flows using a discount rate commensurate with the risk inherent in the Company’s current business model for the specific intangible asset being valued. No impairment charges were recorded for the three months ended March 31, 2024 and 2023.

Zeo Energy Corp.

Notes to the Condensed Consolidated Financial Statements

March 31, 2024

Leases

The Company determines whether an arrangement contains a lease based on the conveyed rights and obligations at the inception date. If an agreement contains an operating or financing lease, at the commencement date, we record a Right of Use (“ROU”) asset and a corresponding lease liability based on the present value of the minimum lease payments. As most of our leases do not provide an implicit borrowing rate, to determine the present value of lease payments, the Company uses its hypothetical secured borrowing rate based on information available at lease commencement. Further, management made a number of estimates and judgments regarding the lease term and lease payments.

Lease Term — Leases with an initial term of 12 months or less are not recorded on the balance sheet and we recognize lease expense for these leases on a straight-line basis over the lease term. Most leases include one or more options to renew, with renewal terms that can extend the lease term from one month to one year or more. Additionally, some of our leases include an option for early termination. The Company includes renewal periods and exclude termination periods from our lease term if, at commencement, it is reasonably likely that it will exercise the option.

Lease Payments — Certain of the Company’s lease agreements include rental payments that are adjusted periodically for inflation or passage of time. These step payments are included within our present value calculation as they are known adjustments at commencement. Some of its lease agreements include variable payments that are excluded from the present value calculations.

Warrant Liabilities

The Company evaluates all of its financial instruments, including issued share purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 815-40, Derivatives and Hedging (“ASC 815-40”). The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period. The Company accounts for the Public Warrants (as defined in Note 10) (the “Warrants”) in accordance with the guidance contained in ASC 815-40 under which the Warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, the Company classifies the Warrants as liabilities at their fair value and adjusts the Warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the consolidated statements of operations. The Warrants for periods where no observable traded price was available are valued using a binomial lattice model. The quoted market price is utilized as the fair value as of each relevant date.

Revenue Recognition

The Company accounts for its revenue in accordance with ASC 606, Revenue from Contracts with Customers (“ASC 606”). The Company applies judgment in the determination of performance obligations in accordance with ASC 606. Performance obligations in a contract are identified based on the services that will be transferred to the customer that are both capable of being distinct, whereby the customer can benefit from the service either on its own or together with other resources that are readily available from third parties or from the Company, and are distinct in the context of the contract, whereby the transfer of the services is separately identifiable from other promises in the contract. In addition, a single performance obligation may comprise a series of distinct goods or services that are substantially the same and that have the same pattern of transfer to the customer. This principle is achieved through applying the following five-step approach:

●	Step 1 - Identification of the contract, or contracts, with a client.

●	Step 2 - Identification of the performance obligations in the contract.

●	Step 3 - Determination of the transaction price.

●	Step 4 - Allocation of the transaction price to the performance obligations in the contract

●	Step 5 - Recognition of revenue when, or as, the Company satisfies a performance obligation.

The Company recognizes and records revenue from its operations upon completion of installation for both solar system installations and roofing installations. In connection with the sales and installation, a signed contract between the Company and the purchaser defines the duties and obligations of each party. The contract is specific as to the duties and responsibilities which govern the accounting for these transactions. Once the Company’s performance obligations are met with installation completed, according to the signed contract, the Company’s obligations are completed, and title is transferred to the buyer. The Company believes its performance obligation is completed once the installation of the solar panels is completed, which is prior to the customer receiving permission to operate the solar panels from the local utility company. The Company records sales revenue at this point in time in its accounting records. Many of the Company’s customers finance their obligations with third parties. In these situations, the finance company deducts their financing fees and remits the net amount to the Company. Revenue recorded is equal to the contract amount signed by the purchaser, net of the financing fees. The Company incurs several costs associated with the installation prior to its completion recorded. In accordance with ASC 340, Other Assets and Deferred Costs, installation-related costs are recorded as prepaid expenses and other current assets and in turn are expensed when installation is completed. Thus, revenue recognition is in turn matched with the installation equipment costs and expense associated with the completion of each project.

Zeo Energy Corp.

Notes to the Condensed Consolidated Financial Statements

March 31, 2024

	For the three months ended March 31,
	2024	2023
Solar Systems Installations, gross	$26,050,578	$23,372,617
Financing Fees	(7,937,577)	(6,250,528)
Solar Systems Installations, net	18,113,001	17,122,089
Roofing Installations	1,375,189	1,609,400
Total net revenues	$19,488,190	$18,731,489

Contract liabilities

The Company receives both customer lender advances and, when the customer does not utilize third-party financing, customer advances. These amounts are listed on the balance sheet as contract liabilities and are considered a liability of the Company until the installation is completed. When an installation is delayed, the lender may withdraw their lender advances until the project installation is completed. The contract liabilities amounts are expected to be recognized as revenue within a few months of the Company’s receipt of the funds. The following table summarizes the change in contract liabilities:

	For the three months ended March 31,
	2024	2023
Contract liabilities, beginning of the period	$5,023,418	$1,149,047
Revenue recognized from amounts included in contract liabilities at the beginning of the period	(5,023,418)	(1,149,047)
Cash received prior to completion of performance obligation	585,809	1,134,258
Contract liabilities, as of the end of the period	$585,809	$1,134,258

Contract acquisition costs

The Company pays sales commissions to sales representatives based on a percentage of the sales contracts entered into by the customer and the Company. Payment is made to the sales representative once installation is completed. Such costs are included as cost of goods sold on the condensed consolidated statement of operations. Since sales commission payments are subject to completion of the installation, payment is made commensurate with the recognition of revenue from the sale, and therefore the full expense is incurred as the Company does not have any remaining performance obligations.

Earnings per share

The Company reports both basic and diluted earnings per share. Basic earnings per share is calculated based on the weighted average number of shares of Class A Common Stock outstanding and excludes the dilutive effect of warrants, stock options, and other types of convertible securities. Diluted earnings per share is calculated based on the weighted average number of shares of Class A Common Stock outstanding and the dilutive effect of warrants and other types of convertible securities are included in the calculation. Dilutive securities are excluded from the diluted earnings per share calculation if their effect is anti-dilutive, such as in periods where a net loss has been reported.

Prior to the Business Combination, the membership structure of Sunergy Renewable, LLC included membership units. In conjunction with the closing of the Business Combination, the Company effectuated a recapitalization whereby all membership units were converted to common units of ESGEN Opco, LLC, and Zeo Energy Corp. implemented a revised class structure including Class A Common Stock having one vote per share and economic rights and Class V Common Stock having one vote per share and no economic rights. The Company has determined that the calculation of loss per unit for periods prior to the Business Combination would not be meaningful to the users of these consolidated financial statements. As a result, loss per share information has not been presented for periods prior to the Business Combination.

Fair value of Financial Instruments

Fair value is the price that would be received to sell an asset, or the amount paid to transfer a liability in an orderly transaction between market participants at the measurement date. There is a fair value hierarchy that prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement). We classify fair value balances based on the observability of those inputs. The three levels of the fair value hierarchy are as follows:

Level 1 — Inputs based on unadjusted quoted market prices in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date.

Zeo Energy Corp.
Notes to the Condensed Consolidated Financial Statements
March 31, 2024

Level 2 — Observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets or liabilities in active markets or quoted prices for identical or similar instruments in markets that are not active or for which all significant inputs are observable or can be corroborated by observable market data.

Level 3 — Inputs reflect management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date. The inputs are both unobservable for the asset and liability in the market and significant to the overall fair value measurement.

In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement. The Company establishes the fair value of its assets and liabilities using the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date and establishes a fair value hierarchy based on the inputs used to measure fair value. The recorded amounts of certain financial instruments, including cash and cash equivalents, accounts receivable, accrued expenses, advanced funding, accounts payable, and debt approximate fair value due to their relatively short maturities.

Redeemable Noncontrolling Interests

Noncontrolling interests represent the portion of ESGEN Opco, LLC that Zeo Energy Corp. controls and consolidates but does not own. The noncontrolling interests was created as a result of the Business Combination and represents 33,730,000 common units issued by Zeo Energy Corp to the prior investors. As of the Close of the Business Combination, Zeo Energy Corp. held a 13.0% interest in ESGEN Opco LLC with the remaining 87.0% interest held by ESGEN OpCo’s prior investors. The prior investors’ interests in ESGEN Opco. LLC represent a redeemable noncontrolling interest. At its discretion, the members have the right to exchange their common units in ESGEN Opco LLC (along with the cancellation of the paired shares of Zeo Energy Corp or the Class V Common Stock) for either shares of Class A Common Stock on a one-to-one basis or cash proceeds of equal value at the time of redemption. Any redemption of ESGEN Opco, LLC Common Units in cash must be funded through a private or public offering of Class A Common Stock and is subject to the Company’s Board’s approval. As of March 31, 2024, the prior investors of ESGEN Opco LLC hold the majority of the voting rights on the Board.

As the redeemable noncontrolling interests are redeemable upon the occurrence of an event that is not solely within the Company’s control, the Company classifies redeemable noncontrolling interests as temporary equity. The redeemable noncontrolling interests in common units were initially measured at the ESGEN Opco, LLC prior investors’ share in the net assets of the Company upon consummation of the Business Combination. Subsequent remeasurements of the Company’s redeemable noncontrolling interests are recorded as a deemed dividend each reporting period, which reduces retained earnings, if any, or additional paid-in capital of Zeo Energy Corp. Remeasurements of the Company’s redeemable noncontrolling interests are based on the fair value of our Class A Common Stock.

Redeemable Convertible Preferred Units

The Company records redeemable convertible preferred units at fair value on the dates of issuance, unless an exception applies, net of issuance costs. The redeemable convertible preferred units have been classified outside of stockholders’ equity (deficit) as temporary equity on the accompanying condensed consolidated balance sheets because the shares contain certain redemption features that are not solely within the control of the Company. See Note 9 – Redeemable Noncontrolling Interest and Equity. Because the Class A convertible preferred units are held by the Sponsor at the OpCo level, the preferred units are presented as a noncontrolling interest on the condensed consolidated balance sheets.

Income Taxes

Zeo Energy Corp. is a corporation and thus is subject to United States (“U.S.”) federal, state and local income taxes. ESGEN Opco, LLC is a partnership for U.S. federal and most state and local income tax purposes and therefore is generally not subject to U.S. federal and most state and local income taxes. Instead, the ESGEN Opco, LLC unitholders, including Zeo Energy Corp., are liable for U.S. federal income tax on their respective shares of Zeo Energy Corp.’s taxable income. ESGEN Opco, LLC is liable for income taxes in those states that treat partnerships as the ultimate taxpayer for U.S. federal income tax purposes. Otherwise, the income still flows to the LLC owners.

We use the asset and liability method of accounting for income taxes for the Company. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and net operating loss (“NOL”) and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted income tax rates expected to apply to taxable income in the years in which those differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in income tax rates is recognized in the results of operations in the period that includes the enactment date. The realizability of deferred tax assets is evaluated quarterly based on a “more likely than not” standard and, to the extent this threshold is not met, a valuation allowance is recorded.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. Management has evaluated the Company’s tax positions, including its previous status as a pass-through entity for federal and state tax purposes, and has determined that the Company has taken no uncertain tax positions that require adjustment to the condensed consolidated financial statements. The Company’s reserve related to uncertain tax positions was zero as of March 31, 2024 and December 31, 2023. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2024 and December 31, 2023. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

Interest and penalties associated with tax positions are recorded in the period assessed as general and administrative expenses. The open tax years for the U.S. federal and state income tax purposes are 2019 and forward.

The Company has calculated the provision for income taxes during the interim reporting period by applying an estimate of the Annual Effective Tax Rate (AETR) for the full fiscal year to “ordinary” income or loss (pretax income or loss excluding unusual or infrequently occurring discrete items) for the reporting period. Our effective tax rate (ETR) from continuing operations was 5.0% for the three months ended March 31, 2024, and 0% percent for the three months ended March 31, 2023. The ETR for the three months ended differs from statutory rates primarily due to the non-controlling interest portion of ESGEN Opco, LLC, which is a partnership for federal tax purposes.

Zeo Energy Corp.
Notes to the Condensed Consolidated Financial Statements
March 31, 2024

Tax Receivable Agreement

In conjunction with the consummation of the Transactions, Zeo Energy Corp entered into a Tax Receivable Agreement (the “TRA”) with ESGEN Opco, LLC and certain ESGEN Opco, LLC members (the “TRA Holders”). Pursuant to the TRA, Zeo Energy Corp. is required to pay the TRA Holders 85% of the net cash savings, if any, in U.S. federal, state and local income and franchise tax (computed using simplifying assumptions to address the impact of state and local taxes) that the Company actually realizes (or is deemed to realize in certain circumstances) in periods after the Business Combination as a result of, as applicable to each such TRA Holder, (i) certain increases in tax basis that occur as a result of the acquisition (or deemed acquisition for U.S. federal income tax purposes) of all or a portion of such TRA Holder’s Exchangeable OpCo Units pursuant to the exercise of the OpCo Exchange Rights or a Mandatory Exchange and (ii) imputed interest deemed to be paid by the Company as a result of, and additional tax basis arising from, any payments it makes under the Tax Receivable Agreement. All such payments to the TRA Holders are the obligations of Zeo Energy Corp., and not that of ESGEN Opco, LLC. As of March 31, 2024, there have been no exchanges of ESGEN Opco, LLC units for Class A Common Stock of Zeo Energy Corp. and, accordingly, no TRA liabilities currently exist. Future exchanges will result in incremental tax attributes and potential cash tax savings for Zeo Energy Corp. Depending on the Company’s assessment on realizability of such Tax Attributes, the arising TRA liability will be recorded through income. As of March 31, 2024, the Company has concluded, based on applicable accounting standards, that it was more likely than not that its deferred tax assets subject to the TRA would not be realized; therefore, the Company has not recorded a liability related to the tax savings it may realize from utilization of such deferred tax assets. As of March 31,2024, the total unrecorded TRA liability is approximately $48.8 million. If utilization of the deferred tax assets subject to the TRA becomes more likely than not in the future, the Company will record a liability related to the TRA which will be recognized as expense within its consolidated statements of operations.

New Accounting Pronouncements

Recently Issued Accounting Pronouncements Not Yet Adopted

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting-Improvements to Reportable Segment Disclosures (Topic 280) (“ASU 2023-07”), which requires an enhanced disclosure of segments on an annual and interim basis, including the title of the chief operating decision maker, significant segment expenses, and the composition of other segment items for each segment’s reported profit. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted, and adoption of ASU 2023-07 should be applied retrospectively to all prior periods presented in the financial statements. The Company is currently evaluating the impact of this standard.

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740) - Improvements to income tax disclosures (“ASU 2023-09”), expanding the disclosures requirement for income taxes primarily by requiring more detailed disclosure for income taxes paid and the effective tax rate reconciliation. ASU 2023-09 is effective for annual periods beginning after December 15, 2024. Early adoption is permitted, and adoption of ASU 2023-09 can be applied prospectively or retrospectively. The Company is currently evaluating the impact of this standard.

NOTE 3 - REVERSE RECAPITALIZATION

As discussed in Note 1, “Nature of Operations”, the Business Combination was consummated on March 13, 2023, which, for accounting purposes, was treated as the equivalent of Zeo issuing stock for the net assets of ESGEN, accompanied by recapitalization. Under this method of accounting, ESGEN was treated as the acquired company for financial accounting and reporting purposes under GAAP.

Transaction Proceeds

Upon closing of the Business Combination, the Company received gross proceeds of $17.7 million from the Business Combination, offset by total transaction costs and other fees totaling $7.4 million. The following table reconciles the elements of the Business Combination to the consolidated statements of cash flows and the consolidated statement of changes in stockholders’ deficit for the period ended December 31, 2023:

Cash-trust and cash, net of redemptions	$2,714,091
Less: transaction costs, promissory note and professional fees, paid	(7,350,088)
Proceeds from pipe subscription	15,000,000
Net proceeds from the Business Combination	10,364,003
Less: liabilities assumed	(12,041,595)
Reverse recapitalization, net	$(1,677,592)

Zeo Energy Corp.
Notes to the Condensed Consolidated Financial Statements
March 31, 2024

The number of shares of Common Stock issued immediately following the consummation of the Business Combination was:

	Class V Common Stock	Class A Common Stock
ESGEN Class A common stock, outstanding prior to the Business Combination	-	7,027,636
Forfeiture of Class A founder shares	-	(2,900,000)
Less redemptions	-	(1,159,976)
Class A common stock of ESGEN	-	2,967,660
ESGEN Class B common stock, outstanding prior to the Business Combination	-	1,280,923
Business Combination shares	-	4,248,583
Sunergy Shares	33,730,000	-
Issuance of Class A Shares to third party advisors	-	553,207
Issuance of Class A Shares to backstop investor	-	225,174
Shares issued to sponsor	1,500,000	-
Common Stock immediately after the Business Combination	35,230,000	5,026,964

Public and private placement warrants

The 13,800,000 Public Warrants issued at the time of ESGEN’s initial public offering remained outstanding and became warrants for the Company and the 14,040,000 Private Placement Warrant were forfeited.

Redemption

Prior to the closing of the Business Combination, certain ESGEN public stockholders exercised their right to redeem certain of their outstanding shares for cash, resulting in the redemption of 1,159,976 shares of ESGEN Class A common stock for an aggregate payment from the Trust of $13,336,056.

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	As of March 31,	As of December 31,
	2024	2023
Internally-developed software	$799,400	$691,745
Furniture	126,007	126,007
Equipment and vehicles	3,084,381	2,965,961
Property and equipment	4,009,788	3,783,713
Accumulated depreciation	(1,071,085)	(865,393)
	$2,938,703	$2,918,320

Depreciation expense related to the Company’s property and equipment was $205,693 and $108,016 for the three months ended March 31, 2024 and 2023, respectively, which were included in the consolidated statements of operations.

Zeo Energy Corp.
Notes to the Condensed Consolidated Financial Statements
March 31, 2024

NOTE 5 - INTANGIBLE ASSETS

The following is a summary of the Company’s intangible assets, net as of March 31, 2024 and December 31, 2023:

		March 31, 2024
	Weighted Average Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Total
Tradename	0.75	$3,084,100	$2,570,080	$514,020
Customer lists	0	496,800	496,800	-
Non-compete	0	224,000	224,000	-
		$3,804,900	3,290,880	$514,020

		December 31, 2023
	Weighted Average Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Total
Tradename	1.5	$3,084,100	$2,313,072	$771,028
Customer lists	0	496,800	496,800	0
Non-compete	0	224,000	224,000	0
		$3,804,900	$3,033,872	$771,028

The Company periodically reviews the estimated useful lives of its identifiable intangible assets, taking into consideration any events or circumstances that might result in either a diminished fair value or revised useful life. Management has determined there have been no indicators of impairment or change in useful life for the years ended March 31, 2024 and 2023. Amortization expense relating to the Company’s intangible assets was $257,008 and $324,583 for the three months ended March 31, 2024 and 2023, respectively, which were included in depreciation and amortization expenses in the consolidated statements of operations.

NOTE 6 - ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

The following table summarizes accrued expenses and other current liabilities:

	March 31,	December 31,
	2024	2023
Credit card accrual	$115,549	$58,963
Accrued payroll	283,686	-
Accrued commissions	83,765	856,360
Accrued dealer fees	267,006	2,415,966
Transaction Costs	1,743,715	-
Accrued Other	294,739	543,408
	$2,788,460	$3,874,697

NOTE 7 - LEASES

The Company leases both office space and warehouse space for its operations. Lease maturities vary from 2 to 5 years. Leases are viewed and recorded as operating leases and as such periodic payments (monthly) are expensed according to the period for which payment is made. Operating lease costs recorded in general and administrative expenses in the consolidated statements of operations were $163,965 and $130,942 for the three months ended March 31, 2024 and 2023, respectively.

Zeo Energy Corp.
Notes to the Condensed Consolidated Financial Statements
March 31, 2024

The following amounts were recorded in the Company’s balance sheet relating to its operating lease and other supplemental information:

	March 31, 2024	December 31, 2023
Operating lease ROU assets	$982,951	$1,135,668

Current operating lease liabilities	487,348	539,599
Non-current operating lease liabilities	529,015	636,414
Total lease liabilities	$1,016,363	$1,176,013

Other supplemental information:
Weighted average remaining lease term (years)	2.81	2.86
Weighted average discount rate	4.23%	4.26%

The following table summarizes the supplemental cash flow information related to leases:

	March 31, 2024	March 31, 2023
Cash paid for amounts included in lease liabilities	$170,898	$108,832
Right-of-use assets obtained in exchange for operating lease liabilities, net	$-	$75,378

The following table presents the maturity analysis of operating lease liabilities as of December 31, 2023:

Years	Operating Leases
2024	$575,547
2025	291,270
2026	186,931
2027	138,284
2028	58,566
Total lease payments	1,250,598
Less interest	74,585
Present value of lease liabilities	1,176,013

The Company has deposited security payments related to the facility leases of $56,515 included in the Consolidated Balance Sheets as other assets.

NOTE 8 - DEBT

The Company has financing arrangements for many of the vehicles in its fleet. The financing includes direct loans for each vehicle being financed. For the three months ended March 31, 2024 and 2023 the Company entered into new vehicle financing arrangements totaling $0 and $380,686, respectively. Payments of debt obligations are based on level monthly payments for 60 months and include interest rates ranging from 4.94% - 11.09%. As of March 31, 2024, the weighted average interest rate on the Company’s short debt obligations was 7.55%. The combined amounts of these financial obligations are included in the Consolidated Balance Sheets as Current portion of long-term debt and Long-term debt. The company does not have debt covenants associated with these arrangements.

The following table presents the maturity analysis of the long-term debt as of December 31, 2024:

Years
2024	$306,311
2025	436,976
2026	451,457
2027	285,134
2028	215,978
Total debt	1,695,856
Less current portion	412,834
Long-term debt	$1,283,022

Zeo Energy Corp.
Notes to the Condensed Consolidated Financial Statements
March 31, 2024

NOTE 9 - REDEEMABLE NONCONTROLLING INTEREST AND EQUITY

Business Combination

The consolidated statements of stockholders’ deficit, mezzanine equity and noncontrolling interests reflect the reverse recapitalization and Business Combination as described in Note 1 - Business Description and Note 3 – Reverse Recapitalization. As Sunergy was deemed to be the accounting acquirer in the Business Combination, all periods prior to the consummation of the Business Combination reflect the balances and activity of Sunergy Renewables, LLC. The consolidated balances as of December 31, 2023 from the financial statements of Sunergy Renewables, LLC as of that date and membership unit activity in the consolidated statements of change in stockholders’ deficit, as well as mezzanine and noncontrolling interests, prior to the consummation of the Business Combination have not been retroactively adjusted.

Upon consummation of the Transactions, the Company’s capital stock consisted of (i) 3,257,436 shares of Class A Common Stock held by the Sponsor, (ii) 1,026,960 shares of Class A Common Stock issued to public stockholders, net of redemptions as well as certain service providers, (iii) 742,568 shares of Class A Common Stock issued to Sunergy Renewables, LLC initial Stockholders other than Sponsor, (iv) 32,230,000 shares of Class V Common Stock issued to Sun Managers and other prior investors of Sunergy; and (v) 1,500,000 shares of Series A Preferred Stock and 1,500,000 shares of Class V Common Stock issued to Sponsor investors pursuant to the Sponsor PIPE Investment.

Private Placement

As described in Note 1- Business Description, pursuant to the Sponsor Subscription Agreement, at the Closing, a total of 1,500,000 Convertible OpCo Preferred Units (including an equal number of shares of the Company’s Class V Common Stock) were issued to the Sponsor in return for aggregate consideration of $15,000,000.

Lock-Up Agreements

Concurrently with the execution of the Business Combination Agreement, on April 19, 2023, the Sponsor, ESGEN’s independent directors at the time of its initial public offering (“IPO”) and one or more client accounts of Westwood Group Holdings, Inc. (successor to Salient Capital Advisors, LLC) (the “Westwood Client Accounts” and, together with the Sponsor and certain independent directors of ESGEN, the “Initial Shareholders”), entered into an amendment to that certain Letter Agreement, dated as of October 22, 2021 (the “Letter Agreement”) (and as further amended on January 24, 2024, the “Letter Agreement Amendment”), pursuant to which, among other things, (i) the Initial Shareholders agreed not to transfer his, her or its ESGEN Class B ordinary shares (or the Class A Common Stock) prior to the earlier of (a) six months after the Closing or (b) subsequent to the Closing (A) if the last sale price of the Zeo Class A Common Stock quoted on Nasdaq is greater than or equal to $12 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a 30-consecutive trading day period commencing at least 90 days after Closing, or (B) the date on which Zeo completes a liquidation, merger, share exchange or other similar transaction that results in all of Zeo’s stockholders having the right to exchange their Zeo Class A Common Stock for cash, securities or other property; and (ii) the Initial Shareholders and Sponsor agreed to forfeit an additional 500,000 shares of Zeo Class A Common Stock if, within two years of Closing, the Convertible OpCo Preferred Units are redeemed or converted (with such shares subject to a lock-up for two years after Closing).

On March 13, 2024, concurrently with the Closing, the Sellers entered into the Lock-Up Agreement, pursuant to which each of the Sellers  agreed not to transfer its Exchangeable OpCo Units and corresponding shares of Zeo Class V Common Stock received in connection with the Business Combination until the earlier of (i) six months after the Closing and (ii) subsequent to the Closing, (a) satisfaction of the Early Lock-Up Termination or (b) the date on which Zeo completes a PubCo Sale (as defined in the Lock-Up Agreement).

Registration Rights

Also concurrent with the Closing, on March 13, 2024, the Sellers, the Initial Shareholders, Piper (the “New PubCo Holders”) and Zeo entered into the Amended and Restated Registration Rights Agreement (the “A&R Registration Rights Agreement”), pursuant to which, among other things, Zeo will provide the stockholders certain registration rights with respect to certain shares of Class A Common Stock held by them or otherwise issuable to them pursuant to the Business Combination Agreement, the OpCo A&R LLC Agreement (as defined below) or the Company’s certificate of incorporation filed on March 13, 2024 (the “Zeo Charter”).

The table below reflects share information about the Company’s capital stock as of March 31, 2024.

	Par Value	Authorized	Issued	Treasury Stock	Outstanding
Class A Common Stock	$0.0001	300,000,000	5,026,964	-	5,026,9674
Class V Common Stock	$0.0001	100,000,000	35,230,000	-	35,230,000
Class A Preferred Stock	$0.0001	1,500,000	1,500,000	-	1,500,000
Total shares		410,000,000	41,756,964	-	41,756,964

Zeo Energy Corp.
Notes to the Condensed Consolidated Financial Statements
March 31, 2024

Class A Common Stock

Each holder of Class A Common Stock is entitled to one vote for each share of Class A Common Stock held of record in person or by proxy on all matters which stockholders generally are entitled to vote,  except that, in each case, to the fullest extent permitted by law, each holder has no voting power with respect to, and will not be entitled to vote on, any amendment to its Certificate of Incorporation (including any certificate of designations relating to any series of Preferred Stock) that relates solely to the terms of any outstanding Preferred Stock if the holders of such Preferred Stock are entitled to vote as a separate class thereon (including any certificate of designations relating to any series of Preferred Stock) or under the DGCL. The holders of the outstanding shares of Class A Common Stock shall be entitled to vote separately upon any amendment to its Certificate of Incorporation (including by merger, consolidation, reorganization or similar event) that would alter or change the powers, preferences or special rights of such class of Common Stock in a manner that is disproportionately adverse as compared to the Class V Common Stock. Except as otherwise required in its Certificate of Incorporation or by applicable law, the holders of Common Stock will vote together as a single class on all matters (or, if any holders of Preferred Stock are entitled to vote together with the holders of Common Stock, as a single class with the holders of Preferred Stock).

Class A Common Stockholders have rights to the economics of the Company and to receive dividend distributions, subject to applicable laws and the rights and preferences of holders of Series A Preferred Stock or any other series of stock having preference over or participation rights with Class A Common Stock. In the event of liquidation, dissolution or winding up of the affairs of Company, Class A Common Stock has rights to assets and funds of the Company available for distribution after making provisions for preferential and other amounts to the holders of Series A Preferred Stock or any other series of stock having preference over or participation rights with Class A Common Stock.

Class V Common Stock

Each holder of Class V Common Stock is entitled to one vote for each share of Class V Common Stock held of record in person or by proxy on all matters which stockholders generally are entitled to vote,  except that, in each case, to the fullest extent permitted by law, each holder has no voting power with respect to, and will not be entitled to vote on, any amendment to its Certificate of Incorporation (including any certificate of designations relating to any series of Preferred Stock) that relates solely to the terms of any outstanding Preferred Stock if the holders of such Preferred Stock are entitled to vote as a separate class thereon (including any certificate of designations relating to any series of Preferred Stock) or under the DGCL. The holders of the outstanding shares of Class V Common Stock are entitled to vote separately upon any amendment to its Certificate of Incorporation (including by merger, consolidation, reorganization or similar event) that would alter or change the powers, preferences or special rights of such class of Common Stock in a manner that is disproportionately adverse as compared to the Class A Common Stock. Except as otherwise required in its Certificate of Incorporation or by applicable law, the holders of Common Stock will vote together as a single class on all matters (or, if any holders of Preferred Stock are entitled to vote together with the holders of Common Stock, as a single class with the holders of Preferred Stock).

Class V Common Stockholders do not have rights to the economics of the Company nor to receive dividend distributions, and would not be entitled to receive, with respect to such shares, any assets of the Corporation, in the event of any voluntary or involuntary liquidation, dissolution or winding up of the affairs of the Corporation.

Class A Convertible Preferred Units (Redeemable noncontrolling interest)

The Class A Convertible Preferred Unitholders have no voting rights and only have certain consent rights. However, as outlined above, the Preferred Units were issued in conjunction with Class V Units, which entitle the holders to voting rights. The Class A Convertible Preferred Unitholders are to be paid dividends, quarterly in arrears at the rate of 10% per annum of the original price per share, plus the amount of previously accrued, but unpaid dividends, compounded monthly On each Dividend Payment Date, the Company must: (i) pay the Sponsor an amount equal to 30% of the Preferred Unit Dividends that have accrued for such Dividend Period (or portion of a Dividend Period, as applicable) and (ii) may elect to either (A) pay the remainder of the Preferred Unit Dividends that have accrued for the applicable Dividend Period in cash or (B) to the extent the remaining portion of any such Preferred Unit Dividends are not paid on the Dividend Payment Date in cash, the remaining portion of the Preferred Unit Dividends will continue to accrue and compound, as described above.

Following the first anniversary of the Class A Convertible Preferred Unit Original Issue Date and continuing until the earlier of (A) March 13, 2027, the “Maturity Date,” (B) a Required Redemption (as described in the OPCO A&R LLC Agreement), (C) the date the Sponsor elects for a Put Option Redemption, or (D) a Transaction Event Conversion (as described in the OPCO A&R LLC Agreement) , the Sponsor has the option to convert all, but not less than all, of the outstanding Class A Convertible Preferred Units into such number of Class B Units (an “Optional Conversion”) as is determined by dividing the Class A Convertible Preferred Unit Original Issue Price plus the aggregate accumulated and unpaid Class A Convertible Preferred Unit Accruing Dividends with respect to such Class A Convertible Preferred Units, if any, through the date the conversion occurs, by $11.00 (the “Optional Conversion Price”). The Sponsor must elect to convert all, but not less than all, of the outstanding Class A Convertible Preferred Units.

Each Class A Convertible Preferred Unit that is outstanding on the Maturity Date will be converted into such number of Class B Units (a “Maturity Date Conversion”) as is determined by dividing the Class A Convertible Preferred Unit Original Issue Price plus the aggregate accumulated and unpaid Class A Convertible Preferred Unit Accruing Dividends with respect to such Class A Convertible Preferred Units, if any, through and until the Maturity Date, by the Market Price (the “Maturity Date Conversion Price”). The “Market Price” shall mean the average of the daily VWAP of the Class A Common Stock during the five (5) Trading Days prior to the Maturity Date. The “VWAP” means, for any Trading Day, the per share daily volume weighted average price of the Class A Common Stock for such Trading Day on the principal trading exchange or market for the Common Stock (the “Principal Market”) from 9:30 a.m. Eastern Time through 4:00 p.m. Eastern Time (the “Measurement Period”) or, if such price is not available, “VWAP” shall mean the market value per share of Class A Common Stock on such Trading Day as determined, using a volume-weighted average method, by an independent investment banking firm or other similar party chosen by the Company. A “Trading Day” means any days during the course of which the Principal Market on which the Class A Common Stock is listed or admitted to trading is open for the exchange of securities.

Zeo Energy Corp.
Notes to the Condensed Consolidated Financial Statements
March 31, 2024

If, after the Class A Convertible Preferred Unit Original Issue Date, the Company (i) makes a distribution on its Class B Units in securities (including Class B Units), (ii) subdivides or splits its outstanding Class B Units into a greater number of Class B Units, (iii) combines or reclassifies its Class B Units into a smaller number of Class B Units or (iv) issues by reclassification of its Class B Units any securities (including any reclassification in connection with a merger, consolidation or business combination in which the Manager is the surviving person), then the Conversion Price in effect at the time of the record date for such distribution or of the effective date of such subdivision, split, combination, or reclassification shall be proportionately adjusted so that the Conversion of the Class A Convertible Preferred Units after such time shall entitle the Sponsor to receive the aggregate number of Class B Units that such holder would have been entitled to receive if the Class A Convertible Preferred Units had been converted into Class B Units immediately prior to such record date or effective date, as the case may be. An adjustment made pursuant to this Section 12.3(e) shall become effective immediately after the record date in the case of a distribution and shall become effective immediately after the effective date in the case of a subdivision, combination, reclassification (including any reclassification in connection with a merger, consolidation or business combination in which the Manager or the Company is the surviving person) or split. Such adjustment shall be made successively whenever any event described above shall occur. The Manager and the Company, as the case may be, agrees that it will act in good faith to make any adjustment(s) required by this Section 12.3(e) equitably and in such a manner as to afford the Sponsor the benefits of the provisions hereof, and will not intentionally take any action to deprive such holders of the express benefit hereof.

Redemption

The Class A Convertible Preferred Units are redeemable in whole but not in part, at the then-applicable Required Return, at the option of the Company (subject to Section 12.5(a)), at any time prior to the Maturity Date (a “Required Redemption”), or (ii) if required by the Company upon the Sponsor’s delivery to the Company of a notice in accordance with the Sponsor electing a Put Option Redemption.

Upon the occurrence of a Liquidating Event (as defined in the OPCO A&R LLC Agreement), the Preferred Units will be entitled to distributions as follows:

●	Following the satisfaction of all of the Company’s debts and liabilities to creditors, and the satisfaction of all of the Company’s Liabilities to Members in satisfaction of liabilities for previously declared distributions, the Sponsor is entitled to an amount equal to the then-remaining Required Return with respect to each Preferred Unit then outstanding (the “Liquidation Redemption”).

●	The Sponsor does not participate in further distributions following the receipt of the Required Return (i.e., the Preferred Units are non-participating instruments).Upon any liquidation or deemed liquidation event, the holders of Class A Convertible Preferred Units will be entitled to receive out of the available proceeds, before any distribution is made to holders of Common Stock or any other junior securities, an amount per share equal to the greater of (i) 100% of the Accrued Value (as defined in the Certificate of Designation) or (ii) such amount per share as would have been payable had all shares of Series A Preferred Stock been converted into Class A Common Stock immediately prior to the liquidation event.

Redeemable Noncontrolling Interests

As of March 31, 2024, the prior investors of Sunergy, LLC own 87.03% of the common units of the Company. The OpCo A&R LLC Agreement provides among other things, a holder of corresponding economic, non-voting Class B units of OpCo (the “Exchangeable OpCo Units”) has the right to cause OpCo to redeem one or more of such Exchangeable OpCo Units, together with the cancellation of an equal number of shares of such holder’s Zeo Class V Common Stock, for shares of Zeo Class A Common Stock on a one-for-one basis, or, at the election of Zeo (as manager of OpCo), cash, in each case, subject to certain restrictions set forth in the OpCo A&R LLC Agreement and the Charter. The OpCo A&R LLC Agreement also provides for mandatory OpCo Unit Redemptions in certain limited circumstances, including in connection with certain changes of control. Subject to certain conditions, the Class A Convertible OpCo Preferred Units are redeemable by Zeo and following the first anniversary of the Closing may be converted by the Sponsor into Exchangeable OpCo Units (and then would be immediately exchanged on a one-for-one basis, together with an equal number of accompanying shares of Zeo Class V Common Stock, for shares Zeo Class A Common Stock). The Convertible OpCo Preferred Units have accruing distributions of 10% per annum and the Sponsor as holder thereof has certain consent rights over the taking of certain actions of OpCo and its subsidiaries.

The financial results of OpCo, LLC are consolidated with the Company with the redeemable noncontrolling interests’ share of our net loss separately allocated.

NOTE 10 - WARRANT LIABILITIES

As part of ESGEN’s initial public offering (“IPO”), ESGEN issued warrants to third-party investors where each whole warrant entitles the holder to purchase one share of the Company’s common stock at an exercise price of $11.50 per share (the “Public Warrants”). Simultaneously with the closing of the IPO, ESGEN completed the private sale of warrants where each warrant allows the holder to purchase one share of the Company’s common stock at $11.50 per share. Upon the closing of the Business Combination the 14,040,000 Private Warrants were forfeited. As of March 31, 2024, there are 13,800,000 Public Warrants and no Private Placement warrants outstanding.

These warrants expire on the fifth anniversary of the Business Combination or earlier upon redemption or liquidation and are exercisable commencing 30 days after the Business Combination, provided that the Company has an effective registration statement under the Securities Act covering the shares of common stock issuable upon exercise of the warrants and a current prospectus relating to them is available (or the Company permits holders to exercise their warrants on a cashless basis under the circumstances specified in the warrant agreement) and registered, qualified or exempt from registration under the securities, or blue sky, laws of the state of residence of the holder.

Zeo Energy Corp.
Notes to the Condensed Consolidated Financial Statements
March 31, 2024

Once the warrants become exercisable, the Company may redeem the outstanding warrants:

●	in whole and not in part;

●	at a price of $0.01 per warrant;

●	upon not less than 30 days’ prior written notice of redemption given after the warrants become exercisable to each warrant holder; and

●	if, and only if, the reported last sale price of the Class A common stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a 30-trading day period commencing once the warrants become exercisable and ending three business days before the Company sends the notice of redemption to the warrant holders.

The Public Warrants are recognized as derivative liabilities in accordance with ASC 815, Derivatives and Hedging (“ASC 815”). Accordingly, the Company recognized the warrant instruments as liabilities at fair value as of the Closing Date, with an offsetting entry to additional paid-in capital and adjusts the carrying value of the instruments to fair value through other income (expense) on the condensed consolidated statements of operations at each reporting period until they are exercised. As of March 31, 2024, the Public Warrants are presented as warrant liabilities on the condensed consolidated balance sheet.

NOTE 11 – FAIR VALUE MEASUREMENTS

Items Measured at Fair Value on a Recurring Basis:

The Company accounts for certain liabilities at fair value on a recurring basis and classifies these liabilities within the fair value hierarchy (Level 1, Level 2, or Level 3).

Liabilities subject to fair value measurements are as follows:

	March 31, 2024
	Level 1	Level 2	Level 3	Total
Liabilities:
Warrants	1,656,000	-	-	1,656,000

The Company’s Warrants are traded on the Nasdaq. As such, the Warrant valuation is based on unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access. The fair value of the Warrant liabilities is classified within Level 1 of the fair value hierarchy. There were no warrant liabilities as of December 31, 2023.

NOTE 12 - RELATED PARTY TRANSACTIONS

There is one operating lease with a related party. Operating lease cost relating to this lease for the three months ended March 31, 2024 and 2023 was $7,464. As of March 31, 2024 and December 31, 2023, the related party operating lease right of use asset was $49,900 and $75,378, respectively, and the related party operating lease liability was $51,351 and $58,134, respectively.

In 2023, some of the Company’s customers financed their obligations with a related party, Solar Leasing, whose CEO is also the CEO of the Company. These arrangements are similar to those with the Company’s third-party lenders. As such, Solar Leasing deducts their financing fees and remits the net amount to the Company. For the three months ended March 31, 2024 and 2023, the Company recognized $8,812,769 and $0 of revenue, net of financing fees of $3,856,219 and $0, respectively from these arrangements. As of March 31, 2024 and December 31, 2023, the Company had $3,089,328 and $396,488 of accounts receivable, $267,006 and $2,415,966 of accrued expenses and $106,585 and $1,160,848 of contract liabilities due to related parties relating to these arrangements, respectively.

NOTE 13 - NET INCOME PER SHARE

Basic net loss per share of Class A common stock is computed by dividing net income attributable to Class A common stockholders from March 13, 2024, or the Closing Date, to March 31, 2024 by the weighted-average number of shares of Class A common stock outstanding for the same periods.

Diluted net loss per share is the same as basic net loss per share as the inclusion of potentially issuable shares would be anti-dilutive.

Prior to the Business Combination, the membership structure of Sunergy Renewables, LLC included membership units. In conjunction with the closing of the Business Combination, the Company effectuated a recapitalization whereby all membership units were converted to common units of OpCo, LLC and the Company. implemented a revised class structure including Class A common stock having one vote per share and economic rights, and Class V Common Stock having one vote per share and no economic rights. Shares of the Company’s Class V Common Stock do not participate in the earnings or losses of the Company and are therefore not participating securities. The Company has determined that the calculation of loss per unit for periods prior to the Business Combination would not be meaningful to the users of these consolidated financial statements. Therefore, net loss per share information has not been presented for periods prior to the Business Combination on March 13, 2024. The basic and diluted net income per share for the three months ended March 31, 2024 represents only the period of March 13, 2024 to March 31, 2024.

Zeo Energy Corp.
Notes to the Condensed Consolidated Financial Statements
March 31, 2024

The following table presents the computation of the basic and diluted income per share of Class A Common Stock for the period of March 13, 2024 (the Closing Date) to March 31, 2024:

Three months ended
March 31, 2024
Numerator
Net income attributable to Class A common shareholders	$(1,188,531)
Denominator
Basic and diluted weighted-average shares of Class A common stock outstanding	994,345

Net income per share of Class A common stock - basic and diluted	$(1.20)

The following table presents potentially dilutive securities, as of the end of the period, excluded from the computation of diluted net earnings per share of Class A Common Stock.

Three Months Ended March 31, 2024
Warrants(1)	13,800,000
Series A Preferred Stock (2)	1,500,000

(1)	Represents number of instruments outstanding at the end of the period that were evaluated under the treasury stock method for potentially dilutive effects and were determined to be anti-dilutive.

(2)	Represents number of Preferred Units outstanding at the end of the period that were excluded using the if-converted method.

NOTE 14 - COMMITMENTS AND CONTINGENCIES

Risks and Uncertainties - Weather Conditions

A significant portion of the Company’s business is conducted in the state of Florida. During recent years, there have been several hurricanes that impacted our marketing, sales and installation activities. Future hurricane storms can have an adverse impact of our sales installations.

Workmanship and Warranties

The Company typically warrants solar energy systems sold to customers for periods of one to ten years against defects in design and workmanship, and that installations will remain watertight.

The manufacturers’ warranties on the solar energy system components, which are typically passed through to the customers, typically have product warranty periods of 10 to 20 years and a limited performance warranty period of 25 years. As of March 31, 2024 and 2023, the Company did not record a warranty reserve as the historical costs incurred that the Company is required to pay have not been significant or indicative of the Company performing warranty work in the future. The Company, at its discretion, may provide certain reimbursements to customers if certain solar equipment is not operating as intended during future periods.

Litigation

In the normal course of business, the Company may become involved in various lawsuits and legal proceedings. While the ultimate results of these matters cannot be predicted with certainty, management does not expect them to have a material adverse effect on the financial position or results of operations of the Company.

NOTE 15 - SUBSEQUENT EVENTS

Subsequent events have been evaluated through May 15, 2024, which represents the date the consolidated financial statements were available to be issued, and no events have occurred through that date that would impact the financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References to the “Company,” “our,” “us” or “we” refer to Zeo Energy Corp. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto contained elsewhere in this Quarterly Report on Form 10-Q (this “Quarterly Report”). Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” and “continue,” or the negative of such terms or other similar expressions. Such statements include, but are not limited to, possible business combinations and the financing thereof, and related matters, as well as all other statements other than statements of historical fact included in this Form 10-Q. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other SEC filings. Except as expressly required by applicable securities law, we disclaim any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

Our mission is to expedite the country’s transition to renewable energy by offering our customers an affordable and sustainable means of achieving energy independence. We are a vertically integrated provider of residential solar energy systems, other energy efficient equipment and related services currently serving customers in Florida, Texas, Arkansas and Missouri. Sunergy was created on October 1, 2021 through the Contribution of Sun First Energy, LLC, a rapidly growing solar sales management company, and Sunergy Solar, LLC, a large solar installation company based in Florida, to Sunergy Renewables, LLC.

We believe that we have built (and continue to build) the infrastructure and capabilities necessary to rapidly acquire and serve customers in a low-cost and scalable manner. Today, our scalable regional operating platform provides us with a number of advantages, including the marketing of our solar service offerings through multiple channels, including our diverse sales partner network and direct-to-consumer vertically integrated sales and installation operations. We believe that this multi-channel model supports rapid sales and installation growth, allowing us to achieve capital-efficient growth in the regional markets we serve.

Since our founding, we have continued to invest in a platform of services and tools to enable large scale operations for us and our partner network, which includes sales partners, installation partners and other strategic partners. The platform includes processes and software, as well as the fulfillment and acquisition of marketing leads. We believe our platform empowers our in-house sales team and external sales dealers to profitably serve our regional and underpenetrated markets and helps us compete effectively against larger, more established industry players without making significant investment in technology and infrastructure.

We have focused to date on a simple, capital light business strategy utilizing, as of March 31, 2024, approximately 337 sales agents and approximately 15 independent sales dealers to produce a growing sales pipeline. We engineer and design projects and process building permit applications on behalf of our customers to timely install their systems and assist their connections to the local utility power grid. Most of the equipment we install is drop-shipped to the installation site by our regional distributors, requiring minimal inventory to be held by the Company during any given period. We depend on our distributors to timely handle logistics and related requirements in moving equipment to the installation sites. In addition to our main offering of residential solar energy systems, we sell and install products such as roofing, insulation, energy efficient appliances and battery storage systems for the residential market.

We believe that continued government policy support of solar energy and increasing conventional utility costs provide the solar energy market with material headwinds for accelerating adoption in the United States, which currently lags other international markets, including Australia and Europe. We offer our products and services throughout Florida, Texas, Arkansas, Missouri, Ohio, and Illinois and plan to enter new markets selectively where favorable net metering policies exist and solar penetration is below 7% of the addressable residential market. Most of our sales were generated in Florida through March 31, 2024 and 2023 with the remainder for each period generated in Texas, Arkansas, and Missouri. We have focused on improving our operational efficiency to meet the growing demand for our services and have increased our installation capacity by investing in new equipment and technology. We have also expanded our workforce by hiring more skilled technicians and training them extensively to ensure that they meet our high standards for quality and safety.

Our core solar service offerings are generated by customer purchases and financing through third-party long-term lenders that provide customers with simple, predictable pricing for solar energy that is insulated from rising retail electricity prices. Most of our customers finance their purchases with affordable loans from third-party lenders that require minimal or no upfront capital or down payment. We have also launched a leasing program where a third-party purchases the residential solar energy system that we install on the customer’s property. We believe this leasing option may better suit some homeowners in a higher interest rate environment who may not have a need for the investment tax credits associated with investing in renewable energy.

Business Combination

On the Closing Date, we consummated the Business Combination. Prior to the Closing, (i) except as otherwise specified in the Business Combination Agreement, each issued and outstanding ESGEN Class B ordinary share was converted into one ESGEN Class A ordinary; and (ii) ESGEN was domesticated into the State of Delaware so as to become a Delaware corporation (. In connection with the Closing, we changed our name from “ESGEN Acquisition Corporation” to “Zeo Energy Corp.”

Following the Domestication, each then-outstanding ESGEN Class A ordinary share was converted into one share of Class A common stock, and each then-outstanding ESGEN Public Warrant converted automatically into a Warrant, exercisable for one share of Zeo Class A Common Stock. Additionally, each outstanding unit of ESGEN was cancelled and separated into one share of Class A Common Stock and one-half of one Warrant.

In accordance with the terms of the Business Combination Agreement, Sunergy caused all holders of any options, warrants or rights to subscribe for or purchase any equity interests of Sunergy or its subsidiaries or securities (including debt securities) convertible into or exchangeable for, or that otherwise conferred on the holder any right to acquire, any equity interests of Sunergy or any subsidiary thereof (collectively, the “Sunergy Convertible Interests”) existing immediately prior to the Closing to either exchange or convert all such holder’s Sunergy Convertible Interests into limited liability interests of Sunergy (the “Sunergy Company Interests”) in accordance with the governing documents of Sunergy or the Sunergy Convertible Interests.

At the Closing, ESGEN contributed to OpCo (1) all of its assets (excluding its interests in OpCo, but including the amount of cash in ESGEN’s Trust Account as of immediately prior to the Closing (after giving effect to the exercise of redemption rights by ESGEN stockholders)), and (2) a number of newly issued shares of Class V common stock, which are non-economic, voting shares of Zeo, equal to the number of Seller OpCo Units (as defined in the Business Combination Agreement) and (y) in exchange, OpCo issued to ESGEN (i) a number of Class A common units of OpCo (the “OpCo Manager Units”) which equaled the total number of shares of Class A Common Stock issued and outstanding immediately after the Closing and (ii) a number of warrants to purchase OpCo Manager Units which equaled the number of Warrants issued and outstanding immediately after the Closing (the transactions described above in this paragraph, the “ESGEN Contribution”). Immediately following the ESGEN Contribution, (x) the Sellers contributed to OpCo the Sunergy Company Interests and (y) in exchange therefor, OpCo transferred to the Sellers the Seller OpCo Units and the Seller Class V Shares.

Prior to the Closing, Sellers transferred 24.167% of their Sunergy Company Interests (which were thereafter exchanged for Seller OpCo Units and Seller Class V Shares at the Closing, as described above) pro rata to Sun Managers, LLC, a Delaware limited liability company (“Sun Managers”), in exchange for Class A Units (as defined in the Sun Managers limited liability company agreement (the “SM LLCA”)) in Sun Managers. In connection with such transfer, Sun Managers executed a joinder to, and became a “Seller” for purposes of, the Business Combination Agreement. Sun Managers intends to grant Class B Units (as defined in the SM LLCA) in Sun Managers through the Sun Managers, LLC Management Incentive Plan (the “Management Incentive Plan”) adopted by Sun Managers to certain eligible employees or service providers of OpCo, Sunergy or their subsidiaries, in the discretion of Timothy Bridgewater, as manager of Sun Managers. Such Class B Units may be subject to a vesting schedule, and once such Class B Units become vested, there may be an exchange opportunity through which the grantees may request (subject to the terms of the Management Incentive Plan and the OpCo A&R LLC Agreement) the exchange of their Class B Units into Seller OpCo Units (together with an equal number of Seller Class V Shares), which may then be converted into Class A Common Stock (subject to the terms of the Management Incentive Plan and the OpCo A&R LLC Agreement). Grants under the Management Incentive Plan will be made after Closing.

As of the Closing Date, upon consummation of the Business Combination, the only outstanding shares of capital stock of the registrant were shares of Class A Common Stock and Class V Common Stock.

In connection with entering into the Business Combination Agreement, ESGEN and the Sponsor entered the Sponsor Subscription Agreement, pursuant to which, among other things, the Sponsor agreed to purchase an aggregate of 1,000,000 Convertible OpCo Preferred Units convertible into Exchangeable OpCo units (and be issued an equal number of shares of Class V Common Stock) concurrently with the Closing at a cash purchase price of $10.00 per unit and up to an additional 500,000 Convertible OpCo Preferred Units (together with the concurrent issuance of an equal number of shares of Zeo Class V Common Stock) during the six months after Closing if called for by Zeo. Prior to the Closing, ESGEN informed the Sponsor that it wished to call for the additional 500,000 Convertible OpCo Preferred Units at the Closing and, as a result, a total of 1,500,000 Convertible OpCo Preferred Units and an equal number of shares of Class V Common Stock were issued to Sponsor in return for aggregate consideration of $15,000,000.

Accounting for the Business Combination

Following the Business Combination, we are organized in an “Up-C” structure, such that Sunergy and the subsidiaries of Sunergy hold and operate substantially all of the assets and businesses of the registrant, and the registrant is a publicly listed holding company that holds a certain amount of equity interests in OpCo, which holds all of the equity interests in Sunergy. The Class A Common Stock and public warrants are traded on Nasdaq under the ticker symbols “ZEO” and “ZEOWW,” respectively.

The Business Combination was accounted for as a reverse recapitalization with ESGEN being treated as the acquired company since there was no change in control in accordance with the guidance for common control transactions in ASC 805-50. Accordingly, the financial statements of the combined entity will represent a continuation of the financial statements of Sunergy with the business combination treated as the equivalent of Sunergy issuing stock for the net assets of ESGEN, accompanied by a recapitalization. The net assets of ESGEN were stated at historical cost, with no goodwill or other intangible assets recorded. Operations prior to the Business Combination were those of Sunergy.

Sunergy was determined to be the accounting acquirer based on evaluation of the following facts and circumstances.

Based upon the evaluation of the OpCo A&R LLC Agreement, the Sellers contributed their interests of Sunergy into OpCo. OpCo’s members did not have substantive kickout or participating rights and therefore OpCo is a VIE. Consideration of OpCo as a VIE was necessary to determine the accounting treatment between ESGEN and Sunergy. Upon evaluation, ESGEN Acquisition Corp. is considered to be the primary beneficiary through its membership interest and manager powers conferred to it through the Class A Units. For VIEs, the accounting acquirer is always considered to be the primary beneficiary. As such, ESGEN will consolidate OpCo and is considered to the accounting acquirer; however, further consideration of whether the entities are under common control was required in order to determine whether there is an ultimate change in control and the acquisition method of accounting is required under ASC 805.

While Sunergy did not control or have common ownership of ESGEN prior to the consummation of the Business Combination, the Company evaluated the ownership of the new entity subsequent to the consummation of the transaction to determine if a change in control occurred by evaluating whether Sunergy was under common control prior to and subsequent to the consummation of the transaction. If the business combination is between entities under common control, then the acquisition method of accounting is not applicable and the guidance in ASC 805-50 regarding common control should be applied instead. EITF Issue 02-5 “Definition of ‘Common Control’ in Relation to FASB Statement No. 141” indicates that common control would exist if a group of stockholders holds more than 50 percent of the voting ownership of each entity, and contemporaneous written evidence of an agreement to vote a majority of the entities’ shares in concert exists. Prior to the Business Combination, Sunergy was majority owned by five entities (the “Primary Sellers”), who entered into a Voting Agreement, dated September 7, 2023. The term of the Voting Agreement is for five years from the date of the Voting Agreement. The consummation of the Business Combination with ESGEN occurred within the term of the Voting Agreement.

Prior to the Business Combination and the contributions to Sun Managers as described above, the Primary Sellers had 98% ownership in Sunergy. Immediately following the Business Combination, the Sellers now own 83.8% of the equity of the Company.

The Voting Agreement constitutes contemporaneous written evidence of an agreement to vote a majority of the Primary Sellers’ shares of the Company in concert. Accordingly, the Primary Sellers retain majority control through the voting of their units in conjunction with the Voting Agreement immediately prior to the Business Combination and their shares following the Business Combination and, therefore, there was no change of control before or after the Business Combination. This conclusion was appropriate even though there was no relationship or common ownership or control between Sunergy and ESGEN prior to the Business Combination. Accordingly, the Business Combination should be accounted for in accordance with the guidance for common control transactions in ASC 805-50.

Additional factors that were considered include the following:

●	Since the Business Combination, the Board has been comprised of one individual designated by ESGEN and five individuals designated by Sunergy.

●	Since the Business Combination, management of the Company has been the existing management at Sunergy immediately prior to the Business Combination. The individual that was serving as the chief executive officer and chief financial officer of Sunergy’s management team immediately prior to the Business Combination continues substantially unchanged upon completion of the Business Combination.

For common control transactions that include the transfer of a business, the reporting entity is required to account for the transaction in accordance with the procedural guidance in ASC 805-50. In essence, the Business Combination will be treated as a reverse recapitalization with ESGEN being treated as the acquired company since there was no change in control. Accordingly, the financial statements of the combined entity will represent a continuation of the financial statements of Sunergy with the business combination treated as the equivalent of Sunergy issuing equity for the net assets of ESGEN, accompanied by a recapitalization.

Public Company Costs

Following the Business Combination, we have ongoing reporting and other compliance requirements relating to our Exchange Act registration and Nasdaq listing. We expect to see an increase in general and administrative, compared to historical results, to support the legal and accounting requirements of the combined publicly traded company. We also expect to incur substantial additional expenses for, among other things, directors’ and officers’ liability insurance, director fees, internal control compliance, and additional costs for investor relations, accounting, audit, legal and other functions.

Key Operating and Financial Metrics and Outlook

We regularly review a number of metrics, including the following key operating and financial metrics, to evaluate our business, measure our performance, identify trends in our business, prepare financial projections and make strategic decisions. We believe the operating and financial metrics presented below are useful in evaluating our operating performance, as they are similar to measures by our public competitors and are regularly used by security analysts, institutional investors and other interested parties in analyzing operating performance and prospects. Adjusted EBITDA and Adjusted EBITDA margin are non-GAAP measures, as they are not financial measures calculated in accordance with GAAP and should not be considered as substitutes for net (loss) income or net (loss) income margin, respectively, calculated in accordance with GAAP. See “Non-GAAP Financial Measures” for additional information on non-GAAP financial measures and a reconciliation of these non-GAAP measures to the most comparable GAAP measures.

The following table sets forth these metrics for the periods presented:

	Three Months Ended March 31,
(In thousands, except percentages)	2024	2023
Revenue, net	19,488	18,731
Gross profit	1,842	3,490
Gross margin	9.5%	18.6%
Operating profit	(1,614)	1,613
Net (loss) income	(1,789)	1,603
Adjusted EBITDA	(1,151)	2,046
Adjusted EBITDA margin	(5.9)%	10.9%

Gross Profit and Gross Margin

We define gross profit as revenue, net less direct costs of revenue and depreciation and amortization, and define gross margin, expressed as a percentage, as the ratio of gross profit to revenue, net. Gross profit and margin can be used to understand our financial performance and efficiency and allows investors to evaluate our pricing strategy and compare against competitors. Our management uses these metrics to make strategic decisions, identify areas for improvement, set targets for future performance and make informed decisions about how to allocate resources going forward.

Adjusted EBITDA and Adjusted EBITDA Margin

We define Adjusted EBITDA, a non-GAAP financial measure, as earnings (loss) before interest expense, income tax expense (benefit), depreciation and amortization, other income (expenses), net as adjusted to exclude merger transaction related expenses. We define Adjusted EBITDA margin, a non-GAAP financial measure, expressed as a percentage, as the ratio of Adjusted EBITDA to revenue, net. See “Non-GAAP Financial Measures” for a reconciliation of GAAP net loss to Adjusted EBITDA and a ratio of GAAP net loss to revenue, net.

Key Factors that May Influence Future Results of Operations

Our financial results of operations may not be comparable from period to period due to several factors. Key factors affecting the results of our operations are summarized below.

Expansion of Residential Sales into New Markets. Our future revenue growth is, in part, dependent on our ability to expand our product offerings and services in the select residential markets where we operate in Florida, Texas, Arkansas and Missouri. We primarily generate revenue from our sales, product offerings and services in the residential housing market. To continue our growth, we intend to expand our presence in the residential market into additional states based on markets underserved by national sales and installation providers that also have favorable incentives and net metering policies. We believe that our entry into new markets will continue to facilitate revenue growth and customer diversification.

Expansion of New Products and Services. In 2024 we sold over $1.3 million in roofing replacements to facilitate our solar installations and to repair rooftops on homes in Florida damaged by severe weather. We plan to expand our roofing business in all markets we enter in the future. Roofing facilitates a faster processing time for our solar installations in cases where the customer is in need of a roof replacement prior to installing a solar system. In addition, to provide more financing options for our prospective residential solar energy customers, in 2023, we launched a program that allows customers to choose a leasing option to finance their systems from a third party. We expect selling systems utilizing third party leases under this and other similar programs to be a growing portion of our customer finance offerings in the future.

Adding New Customers and Expansion of Sales with Existing Customers. We intend to increase our in-house sales force and external sales dealers in 2024 in order to target new customers in the Southern U.S. regional residential markets. We provide competitive compensation packages to our in-house sales teams and external sales dealers, which incentivizes the acquisition of new customers.

Inflation. We are seeing an increase in the costs of labor and components as the result of higher inflation rates. In particular, we are experiencing an increase in raw material costs and supply chain constraints, and trade tariffs imposed on certain products from China, which may continue to put pressure on our operating margins and increase our costs. We do not have information that allows us to quantify the specific amount of cost increases attributable to inflationary pressures.

Interest rates. Interest rate increases for both short-term and long-term debt have increased sharply. Historically, most of our customers have financed the purchase of their solar systems. Higher interest rates have resulted in higher monthly costs to customers, which has the effect of slowing the financing related sales of solar systems in the areas in which we sell and operate. We do not have information that allows us to quantify the adverse effects attributable to increased interest rates.

Managing our Supply Chain. We rely on contract manufacturers and suppliers to produce our components. We have seen supply chain challenges and logistics constraints increase, including component shortages, which have, in certain cases, caused delays in the delivery of critical components and inventory, created longer lead times, and resulted in increased costs on jobs that were impacted by these issues. We experienced material shortages and an increase in pricing in 2022 and the beginning of 2023. In the second half of 2023 purchases we saw a correction in the supply chain. Our suppliers are generally meeting our materials needs and we are realizing a decrease in pricing for our solar components. Our ability to grow depends, in part, on the ability of our contract manufacturers and suppliers to provide high quality services and deliver components and finished products on time and at reasonable costs. In the event we are unable to mitigate the impact of delays and/or price increases in raw materials, electronic components and freight, it could delay the manufacturing and installation of our systems, which would adversely impact our cash flows and results of operations, including revenue and gross margin.

Components of Consolidated Statements of Operations

Revenue, net

Our primary source of revenue is the sale of our residential solar systems. Our systems are fully functional at the time of installation and require an inspection prior to interconnection to the utility power grid. We sell our systems primarily direct to end user customers for use in their residences. Upon installation inspection, we satisfy our performance obligation and recognize revenue. Many of the Company’s customers finance their obligations with third parties. In these situations, the finance company deducts their financing fees and remits the net amount to the Company. Revenue is recorded net of these financing fees (and/or dealer fees). The volume of sales and installations of rooftop solar systems, our primary product, increase from April to September when a majority of our sales teams are most active in our areas of service. In addition to sales of solar systems, “adders” or accessories to a sale may include roofing, energy efficient appliances, upgraded insulation and/or energy storage systems. All adders consisted of less than 10% of the total revenue, net in each of the three months ended March 31, 2024 and 2023.

Our revenue is affected by changes in the volume and average selling prices of our solutions and related accessories, supply and demand, sales incentives and fluctuating interest rates that increase or decrease the monthly payments for customers purchasing systems through third party financing. Less than 5% of our sales were paid in cash by the customer in each of the three months ended March 31, 2024 and 2023. Our revenue growth is dependent on our ability to compete effectively in the marketplace by remaining cost competitive, developing and introducing new sales teams within existing and new territories, scaling our installation teams to keep up with demand and maintaining a strong internal operations team to process orders while working with building departments and utilities to permit and interconnect our customers to the utility grid.

Cost of Goods Sold

Cost of goods sold consists primarily of product costs (including solar panels, inverters, metal racking, connectors, shingles, wiring, warranty costs and logistics costs), sales commissions, installation labor and permitting costs.

The Company uses primarily U.S. suppliers for its materials and supplies. However, these supplies may be originally sourced from outside of the United States, mainly China. The supply chain and prices may be impacted by changes in the geo-political environment.

Revenue, net less cost of goods sold may vary from period-to-period and is primarily affected by our average selling prices, financing or dealer fees, fluctuations in equipment costs and our ability to effectively and timely deploy our field installation teams to project sites once permitting departments have approved the design and engineering of systems on customer sites.

Operating Expenses

Operating expenses consist of sales and marketing and general and administrative expenses. Personnel-related costs are the most significant component of each of these expense categories and include salaries, benefits and payroll taxes. In the future, the Company intends to provide more benefits to its employees, including an employee stock purchase plan, which will increase operating expenses.

Sales and marketing expenses consist primarily of personnel-related expenses, as well as advertising, travel, trade shows, marketing, customer support and other indirect costs. We expect to continue to make the necessary investments to enable us to execute our strategy to increase our market penetration geographically and enter into new markets by expanding our base sales teams, installers and strategic sales dealer and partner network.

General and administrative expenses consist primarily of personnel-related expenses for our executive, finance, human resources, information technology, and software, facilities costs and fees for professional services. Fees for professional services consist primarily of outside legal, accounting and information technology consulting costs.

Depreciation and amortization consist primarily of deprecation of our vehicles, furniture and fixtures, internally developed software and amortization of our acquired intangibles.

Other (expenses) income, net

Other (expenses) income, net primarily consist of interest expense and fees under our equipment and vehicle term loans. It also includes interest income on our cash balances, and accrued interest on tariffs previously paid and approved for refund.

Results of Operations

Three Months Ended March 31, 2024 Compared to Year Ended March 31, 2023

The following table sets forth a summary of our consolidated statements of operations for the periods presented:

	Three Months ended March 31,		Change
	2024	2023	$	%
Revenue, net	$19,488,190	$18,731,489	$756,701	4.0%
Costs and expenses:
Cost of goods sold	17,183,740	14,809,215	2,374,525	16.0%
Depreciation and amortization	462,701	432,599	30,102	7.0%
Sales and marketing	118,983	549,605	(430,622)	(78.4)%
General and administrative	3,336,841	1,326,587	2,010,254	151.5%
Total operating expenses	21,102,265	17,118,006	3,984,259	23.3%
(Loss) income from operations	(1,614,075)	1,613,483	(3,227,558)	(200.0)%
Other (expense) income, net:
Other expense, net	-	5,000	(5,000)	100.0%
Change in fair value of warrant liabilities	(138,000)	-	(138,000)	-%
Interest expense	(37,054)	(15,544)	(21,510)	138.4%
Total other (expenses) income, net	(175,054)	(10,544)	(164,510)	1,560.2%
Net (loss) income	$(1,789,129)	$1,602,939	$(3,392,068)	(211.6)%

Revenue, net

Revenue, net increased by approximately $0.8 million as a result of our increase in sales volume in 2023 compared 2022. The Company's first quarter benefits from the sales made in the prior year where the revenue recognition process is not yet complete. The Company had more sales at the end of 2023 that were in the installation process and completed the revenue recognition process in 2024 than they had at the end of 2022 and completed the revenue recognition process in the first quarter of 2023.

Cost of Goods Sold

Cost of goods sold increased by $2.4 million as a result of the increase in revenues as noted above and an increase in the cost of labor and materials during the three months ended March 31, 2024 as compared to 2023. As a percentage of revenue, the cost of goods sold increased by 9.1%, from 79.1% for the three months ended March 31, 2023 to 88.2% for the three months ended March 31, 2024. The increase was driven primarily by an increase in the costs associated with the growth of the business in 2023 which are not as easily reduced when the Company has a decrease in revenue as we did in the first quarter compared to the 2nd half of 2023.

Depreciation and amortization

Depreciation and amortization increased by a nominal amount, from $432,599 for the three months ended March 31, 2023 to $462,701 for the three months ended March 31, 2024. The increase was due to an increase in our vehicle fleet in 2023 and the associated depreciation of the new vehicles.

General and Administrative expenses

General and administrative expenses increased by $5.1 million from $1.3 million for the three months ended March 31, 2023 to $6.4 million for the three months ended March 31, 2024. The increase in expenses is related primarily to investments the company is making in customer support, technology and costs associated with operating a public company.

Sales and Marketing

Sales and marketing expenses increased by $0.4 million, from $0.5 million for the three months ended March 31, 2023 to $0.1 million for the three months ended March 31, 2024. The decrease was a result of efforts to drive the associated increase in revenues.

Other (expense) income, net

Other expense (income), net decreased from $10,544 to $175,054 was due an increase in interest expense due to the financing of additional vehicles during 2023.

Liquidity and Capital Resources

Our primary source of funding to support operations have historically been from cash flows from operations. Our primary short-term requirements for liquidity and capital are to fund general working capital and capital expenses. Our principal long-term working capital uses include ensuring revenue growth, expanding our sales and marketing efforts and potential acquisitions.

As of March 31, 2024 and December 31, 2023, our cash and cash equivalents balance were approximately $7.7 million and $8.0 million, respectively. The Company maintains its cash in checking and savings accounts.

Our future capital requirements depend on many factors, including our revenue growth rate, the timing and extent of our spending to support further sales and marketing, the degree to which we are successful in launching new business initiatives and the cost associated with these initiatives, and the growth of our business generally.

In order to finance these opportunities and associated costs, it is possible that we will need to raise additional capital through either debt or equity financing if the proceeds realized from the Business Combination are insufficient to support our business needs.

While we believe that the proceeds realized through the Business Combination will be sufficient to meet our currently contemplated business needs for the next twelve months, we cannot assure you that this will be the case. If additional financing is required by us from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital on acceptable terms when needed, our business, results of operations and financial condition would be materially and adversely affected.

Cash Flows

The following table summarizes our cash flows for the periods presented:

	For the three months ended March 31,
	2024	2023	Change
Net cash (used in) provided by operating activities	$(10,153,821)	$1,589,777	$(11,743,598)
Net cash used in investing activities	(226,076)	(605,874)	379,798
Net cash provided by financing activities	10,088,715	166,680	9,922,035

Cash flows (used in) provided by operating activities

Net cash used in operating activities was approximately $10.2 million during the three months ended March 31, 2024 compared to a net cash provided by operating activities of approximately $1.6 million during three months March 31, 2024. The decrease was primarily due to a decrease in net income due to the closing of the Business Combination.

Cash flows used in investing activities

Net cash used in investing activities was approximately $0.2 million for the three months ended March 31, 2024, primarily relating to purchases of property and equipment of $0.3 million. Net cash used in investing activities for the three months ended March 31, 2023 was approximately $0.6 million primarily relating to purchases of vehicles.

Cash flows provided by financing activities

Net cash provided by financing activities was approximately $10.1 million for the three months ended March 31, 2024, primarily relating to cash acquired from the Business Combination of $10.4 million offset by repayments of debt and distributions of stockholders. Net cash provided by financing activities for the three months ended March 31, 2023 was approximately $0.2 million, primarily relating to proceeds from the issuance of debt offset by distributions to members.

Current Indebtedness

The Company has utilized internally generated positive cashflow to grow the business. The Company has $3.0 million payable for professional services related to the business combination to be paid over the next six quarters; $2.8 million in trade credit with solar equipment distributors; $1.7 million of debt related to service vehicles valued at approximately $2.1 million net of depreciation.

Non-GAAP Financial Measures

The non-GAAP financial measures below have not been calculated in accordance with GAAP and should be considered in addition to results prepared in accordance with GAAP and should not be considered as a substitute for, or superior to, GAAP results. In addition, Adjusted EBITDA and Adjusted EBITDA Margin should not be construed as indicators of our operating performance, liquidity or cash flows generated by operating, investing and financing activities, as there may be significant factors or trends that they fail to address. We caution investors that non-GAAP financial information, by its nature, departs from traditional accounting conventions. Therefore, its use can make it difficult to compare our current results with our results from other reporting periods and with the results of other companies.

Our management uses these non-GAAP financial measures, in conjunction with GAAP financial measures, as an integral part of managing our business and to, among other things: (i) monitor and evaluate the performance of our business operations and financial performance; (ii) facilitate internal comparisons of the historical operating performance of our business operations; (iii) facilitate external comparisons of the results of our overall business to the historical operating performance of other companies that may have different capital structures and debt levels; (iv) review and assess the operating performance of our management team; (v) analyze and evaluate financial and strategic planning decisions regarding future operating investments; and (vi) plan for and prepare future annual operating budgets and determine appropriate levels of operating investments. We believe that the use of these non-GAAP financial measures provides an additional tool for investors to use in evaluating ongoing operating results and trends, and in comparing our financial results with other companies in our industry, many of which present similar non-GAAP financial measures to investors.

Adjusted EBITDA

We define Adjusted EBITDA, a non-GAAP financial measure, as net income (loss) before interest and other income (expenses), net, income tax expense, and depreciation and amortization. We utilize Adjusted EBITDA as an internal performance measure in the management of our operations because we believe the exclusion of these non-cash and non-recurring charges allow for a more relevant comparison of our results of operations to other companies in our industry. Adjusted EBITDA should not be viewed as a substitute for net loss calculated in accordance with GAAP, and other companies may define Adjusted EBITDA differently.

The following table provides a reconciliation of net income (loss) to Adjusted EBITDA for the periods presented:

	Three Months Ended March 31,
	2024	2023
Net income (loss)	$(1,699,200)	$1,602,939
Adjustment:
Other income (expense), net	175,054	10,544
Income tax expense	(89,929)	-
Depreciation and amortization	462,701	432,599

Adjusted EBITDA	(1,151,374)	2,046,082

Adjusted EBITDA Margin

We define Adjusted EBITDA margin, a non-GAAP financial measure, expressed as a percentage, as the ratio of Adjusted EBITDA to revenue, net. Adjusted EBITDA margin measures net income (loss) before interest expense, other expenses, net, depreciation and amortization, and M&A expenses. In the table above, Adjusted EBITDA is reconciled to the most comparable GAAP measure, net income (loss). We utilize Adjusted EBITDA margin as an internal performance measure in the management of our operations because we believe the exclusion of these non-cash and non-recurring charges allow for a more relevant comparison of our results of operations to other companies in our industry.

The following table sets forth our calculations of Adjusted EBITDA margin for the periods presented:

	Three Months Ended March 31,
	2024	2023
Numerator: Adjusted EBITDA	(1,151,374)	2,046,082
Denominator: Revenue, net	19,488,190	18,731,489
Ratio of Adjusted EBITDA to revenue, net	(5.9)%	10.9%

Critical Accounting Estimates

The preparation of financial statements in conformity with GAAP requires us to establish accounting policies and make estimates and assumptions that affect our reported amounts of assets and liabilities at the date of the consolidated financial statements. These financial statements include some estimates and assumptions that are based on informed judgments and estimates of management. We evaluate our policies and estimates on an on-going basis and discuss the development, selection and disclosure of critical accounting policies with those charged with governance. Predicting future events is inherently an imprecise activity and as such requires the use of judgment. Our consolidated financial statements may differ based upon different estimates and assumptions.

We discuss our significant accounting policies in Note 2, Summary of Significant Accounting Policies, to our consolidated financial statements. Our significant accounting policies are subject to judgments and uncertainties that affect the application of such policies. We believe these financial statements include the most likely outcomes with regard to amounts that are based on our judgment and estimates. Our financial position and results of operations may be materially different when reported under different conditions or when using different assumptions in the application of such policies. In the event estimates or assumptions prove to be different from the actual amounts, adjustments are made in subsequent periods to reflect more current information. We believe the following accounting policies are critical to the preparation of our consolidated financial statements due to the estimation process and business judgment involved in their application:

Valuation of Business Combinations

The Company recognizes and measures the assets acquired and liabilities assumed in a business combination based on their estimated fair values at the acquisition date. Any excess or surplus of the purchase consideration when compared to the fair value of the net tangible assets acquired, if any, is recorded as goodwill or gain from a bargain purchase. The fair value of assets and liabilities as of the acquisition date are often estimated using a combination of approaches, including the income approach, which requires us to project future cash flows and apply an appropriate discount rate; and the market approach which uses market data and adjusts for entity-specific differences. We use all available information to make these fair value determinations and engage third-party consultants for valuation assistance. The estimates used in determining fair values are based on assumptions believed to be reasonable but which are inherently uncertain. Accordingly, actual results may differ materially from the projected results used to determine fair value.

Goodwill

Goodwill is recognized and initially measured as any excess of the acquisition-date consideration transferred in a business combination over the acquisition-date amounts recognized for the net identifiable assets acquired.

Goodwill is not amortized but is tested for impairment annually, or more frequently if an event occurs or circumstances change that would more likely than not result in an impairment of goodwill. First, the Company assesses qualitative factors to determine whether or not it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the Company concludes that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the Company conducts a quantitative goodwill impairment test comparing the fair value of the applicable reporting unit with its carrying value. If the carrying amount of the reporting unit exceeds the fair value of the reporting unit, the Company recognizes an impairment loss in the consolidated statements of operations for the amount by which the carrying amount exceeds the fair value of the reporting unit. The Company performs its annual goodwill impairment test at December 31 of each year. There was no goodwill impairment recorded for the three months ended March 31, 2024and 2023.

Intangible assets subject to amortization

Intangible assets include tradename, customer lists and non-compete agreements. Amounts are subject to amortization on a straight-line basis over the estimated period of benefit and are subject to annual impairment consideration. Costs incurred to renew or extend the term of a recognized intangible asset, such as the acquired trademark, are capitalized as part of the intangible asset and amortized over its revised estimated useful life.

Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of the intangible assets may not be recoverable. Conditions that would necessitate an impairment assessment include a significant decline in the observable market value of an asset, a significant change in the extent or manner in which an asset is used, or any other significant adverse change that would indicate that the carrying amount of an asset or group of assets may not be recoverable. The Company evaluates the recoverability of intangible assets by comparing their carrying amounts to future net undiscounted cash flows expected to be generated by the intangible assets. If such intangible assets are considered to be impaired, the impairment recognized is measured as the amount by which the carrying amount of the intangible assets exceeds the fair value of the assets. The Company determines fair value based on discounted cash flows using a discount rate commensurate with the risk inherent in the Company’s current business model for the specific intangible asset being valued. No impairment charges were recorded for the three months ended March 31, 2024 and 2023.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As a smaller reporting company, we are not required to provide the information required by this Item.

Item 4. Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2024. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of March 31, 2024 due to the material weaknesses in our internal controls over financial reporting ("ICFR") as described under Risks Related to New PubCo and Ownership of New PubCo Securities in the Form S-4/A filed with the SEC on February 7, 2024.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the period from January 1, 2024 through March 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

The risks described under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023 could materially and adversely affect our business, financial condition, results of operations, cash flows, future prospects, and the trading price of our Class A common stock. The risks and uncertainties described therein are not the only ones we face. Additional risks and uncertainties that we are unaware of or that we currently deem immaterial may also become important factors that adversely affect our business.

You should carefully read and consider such risks, together with all of the other information in our Annual Report on Form 10-K for the year ended December 31, 2023, in this Quarterly Report on Form 10-Q (including the disclosures in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in our interim condensed consolidated financial statements and related notes), and in the other documents that we file with the SEC.

There have been no material changes from the risk factors previously disclosed under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023.

Item 2. Unregistered Sale of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None

Item 6. Exhibits.

The following exhibits are filed as part of, or incorporated by reference into, this Form 10-Q.

		Incorporated by Reference
Exhibit Number	Description	Form	Exhibit	Filing Date
3.1	Certificate of Incorporation of Zeo Energy Corp.	8-K	3.1	March 20, 2024
3.2	Bylaws of Zeo Energy Corp.	8-K	3.2	March 20, 2024
10.1	Amended and Restated Subscription Agreement, dated as of January 24, 2024, by and among ESGEN, OpCo and the Sponsor.	8-K	10.2	January 25, 2024
10.2	Letter Agreement, dated as of October 22, 2021, by and among ESGEN, the Sponsor and the Insiders party thereto.	8-K	10.5	October 25, 2021
10.3	Amendment to Letter Agreement, dated as of April 19, 2023, by and among ESGEN, the Sponsor and the Insiders party thereto.	8-K	10.1	April 20, 2023
10.4	Amendment No. 2 to Letter Agreement, dated as of January 24, 2024, by and among ESGEN, the Sponsor and the Insiders party thereto.	8-K	10.1	January 25, 2024
10.5	Side Letter, dated as of March 13, 2024 by and among ESGEN, Sponsor, Sunergy and the other parties thereto.	8-K	10.5	March 20, 2024
10.6	Non-Redemption Agreement, dated as of March 11, 2024, by and between ESGEN and The K2 Principal Fund L.P.	8-K	10.1	March 12, 2024
10.7	Amended and Restated Registration Rights Agreement, dated as of March 13, 2024.	8-K	10.7	March 20, 2024
10.8	OpCo A&R LLC Agreement, dated as of March 13, 2024.	8-K	10.8	March 20, 2024
10.10	Tax Receivable Agreement, dated as of March 13, 2024.	8-K	10.10	March 20, 2024
10.11	Form of Indemnification Agreement.	8-K	10.11	March 20, 2024
10.12	Employment Agreement, dated March 13, 2024, by and between Opco and Timothy Bridgewater.	8-K	10.12	March 20, 2024
10.13	Employment Agreement, dated March 13, 2024, by and between Opco and Kalen Larsen.	8-K	10.13	March 20, 2024
10.14	Employment Agreement, dated March 13, 2024, by and between Opco and Gianluca “Luke” Guy.	8-K	10.14	March 20, 2024
10.15	Employment Agreement, dated March 13, 2024, by and between Opco and Brandon Bridgewater.	8-K	10.15	March 20, 2024
31*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ZEO Energy Corp.

Date: May 15, 2024		/s/ Timothy Bridgewater
	Name:	Timothy Bridgewater
	Title:	Chief Executive Officer and Chief Financial Officer