Form 10-Q/A
period 2024-03-31
Zeo Energy Corp.
filed 2024-08-19
CIK 1865506

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

EXPLANATORY NOTE

References throughout this Amendment No. 1 to the Quarterly Report on Form 10-Q to “we,” “us,” the “Company” or “our company” are to Zeo Energy Corp., unless the context otherwise indicates.

The Company is filing this Amendment No. 1 (“Amendment No. 1”) to the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2024, originally filed with the Securities and Exchange Commission (“SEC”) on May 16, 2024 (the “Original Filing”).

During the preparation of the Company’s consolidated financial statements for the quarter ended June 30, 2024, the Company’s management identified the following misstatements to the Company’s previously reported interim financial statements for the quarterly period ended March 31, 2024:

●	Corrections to the December 31, 2023 annual period which reversed in the March 31, 2024 quarterly period increased net income by approximately $361,000 as follows: a) revenue increased by $376,000, b) cost of sales increased by $180,000 and c) general and administrative expenses decreased by $166,000.

●	Stock-based compensation of approximately $505,000 relating to an executive had not been recorded as general and administrative expenses.

●	Transaction costs relating to the business combination of approximately $572,000 had not been recorded in additional paid-in capital and accrued expenses.

●	The net impact of correcting the errors in the March 31, 2024 quarterly period is a reduction to Net Income of approximately $144,000.

Therefore, on July 29, 2024, the audit committee of the board of directors of the Company, after discussion with the Company’s management, determined that the Company’s previously issued interim statements for the quarterly period ended March 31, 2024, included in the Original Filing, should be restated to correct these errors. As such, the Company is filing this Amendment No. 1 to restate its unaudited condensed consolidated financial statements as of and for the quarterly period ended March 31, 2024.

After re-evaluation, the Company’s management has concluded that the errors arose due to its previously reported material weaknesses in the Company’s internal control over financial reporting relating to ineffective controls over period end financial disclosure and reporting processes, including, (i) not timely performing certain reconciliations and the completeness and accuracy of those reconciliations; (ii) lack of effectiveness of controls over accurate accounting and financial reporting and reviewing the underlying financial statement elements; and (iii) recording incorrect journal entries that did not have sufficient review and approval. The Company’s remediation plan with respect to such material weakness is described in more detail in Item 4 of Part I to in this Quarterly Report on Form 10-Q/A.

This Amendment No. 1 reflects events occurring after the filing of the Original Filing, and modifies and updates all disclosures in the Original Filing.

Page
PART 1 – FINANCIAL INFORMATION	1
Item 1. Financial Statements (Unaudited)	1
Condensed Consolidated Balance Sheets as of March 31, 2024 and December 31, 2023 (as restated)	1
Condensed Consolidated Statements of Operations for the three months ended March 31, 2024 and 2023 (as restated)	2
Condensed Consolidated Statements of Changes in Redeemable Noncontrolling Interest and Stockholders’ Equity for the three months ended March 31, 2024 and 2023 (as restated)	3
Condensed Statements of Cash Flows for the three months ended March 31, 2024 and 2023 (as restated)	5
Notes to Condensed Financial Statements (as restated)	6
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (as restated)	30
Item 3. Quantitative and Qualitative Disclosures about Market Risk	39
Item 4. Control and Procedures	39
PART II – OTHER INFORMATION	41
Item 1. Legal Proceedings	41
Item 1A. Risk Factors	41
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	41
Item 3. Defaults Upon Senior Securities	41
Item 4. Mine Safety Disclosures	41
Item 5. Other Information	41
Item 6. Exhibits	42
SIGNATURES	43

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

ZEO ENERGY CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS

	As of March 31,	As of December 31,
	2024	2023
Assets	(as restated – See Note 2)	(as restated – See Note 2)
Current assets
Cash and cash equivalents	$7,731,124	$8,022,306
Accounts receivable, including $3,089,328 and $396,488 from related parties, net of allowance for credit losses of $862,580 and $2,270,620, as of March 31, 2024 and December 31, 2023, respectively	7,392,075	2,905,205
Inventories	379,321	350,353
Prepaid installation costs	424,792	4,915,064
Prepaid expenses and other current assets	4,004,532	40,403
Total current assets	19,931,844	16,233,331
Other assets	158,857	62,140
Property, equipment and other fixed assets, net	2,938,703	2,918,320
Operating lease right of use assets	982,951	1,135,668
Intangibles, net	514,020	771,028
Goodwill	27,010,745	27,010,745
Total assets	$51,537,120	$48,131,232

Liabilities, redeemable noncontrolling interests and stockholders’ equity (deficit)
Current liabilities
Accounts payable	$5,448,483	$4,699,855
Accrued expenses and other current liabilities, including $267,006 and $2,415,966 with related parties at March 31, 2024 and December 31, 2023, respectively	3,897,557	4,646,365
Current portion of long-term debt	412,834	404,871
Current operating lease liabilities	487,348	539,599
Contract liabilities, including $106,585 and $1,160,848 with related parties as of March 31, 2024 and December 31, 2023, respectively	585,809	5,223,518
Total current liabilities	10,832,031	15,514,208
Non-current operating lease liabilities	529,015	636,414
Other liabilities	1,500,000	-
Warrant liabilities	1,656,000	-
Long-term debt	1,283,022	1,389,545
Total liabilities	15,800,068	17,540,169
Commitments and contingencies (Note 14)

Redeemable noncontrolling interests
Convertible preferred units	15,079,167	-
Class B units	192,261,000	-

Stockholders’ equity (deficit)
Class V common stock	3,523	3,373
Class A common stock	503	-
Additional paid in capital	-	31,152,491
(Accumulated deficit) Retained earnings	(171,607,141)	(564,799)
Total stockholders’ equity	(171,603,115)	30,591,065
Total liabilities, redeemable noncontrolling interests and stockholders’ equity (deficit)	$51,537,120	$48,131,232

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZEO ENERGY CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months ended March 31,
	2024	2023
	(as restated – See Note 2)
Revenue, net of financing fees of $4,081,358 and $6,269,033 for the three months ended March 31, 2024 and 2023, respectively	$11,051,021	$18,731,489
Related party revenue, net of financing fees of $3,856,219 and $0 for the three months ended March 31, 2024 and 2023, respectively	8,812,769	-
Total revenue	19,863,790	18,731,489
Operating costs and expenses:
Cost of goods sold (exclusive of depreciation and amortization shown below)	17,363,701	14,809,215
Depreciation and amortization	462,701	432,599
Sales and marketing	118,983	549,605
General and administrative	3,676,059	1,326,587
Total operating expenses	21,621,444	17,118,006
(Loss) income from operations	(1,757,654)	1,613,483
Other (expenses) income, net:
Other income, net	-	5,000
Change in fair value of warrant liabilities	(138,000)	-
Interest expense	(37,054)	(15,544)
Total other expense, net	(175,054)	(10,544)
Net (loss) income before taxes	(1,932,708)	1,602,939
Income tax (expense) benefit	40,633	-
Net (loss) income	(1,892,075)	1,602,939
Less: Net (loss) income attributable to Sunergy Renewables LLC prior to the Business Combination	(523,681)	1,602,939
Net loss for the period March 13, 2024 through March 31, 2024	(1,368,394)	-
Less: Net loss attributable to noncontrolling interest	(124,203)	-
Net loss attributable to Class A common stock	$(1,244,191)	$-

Basic and diluted net loss per share	$(1.25)	-
Weighted average units outstanding, basic and diluted	994,345	-

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZEO ENERGY CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN REDEEMABLE
NONCONTROLLING INTEREST AND STOCKHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2024

	Redeemable noncontrolling interest
	Convertible Preferred units		Class B	Common Units		Class V Common Stock		Class A Common Stock		Additional Paid in	Retained Earnings (Accumulated	Total Stockholders’
	Shares	Amount	Units	Units	Amount	Shares	Amount	Shares	Amount	Capital	Deficit)	Equity
Balance, December 31, 2023 (as restated)	-	$-	$-	1,000,000	$31,155,864	-	$-	-	$-	$-	$(564,799)	$30,591,065
Retroactive application of Business Combination (Note 3)	-	-	-	(1,000,000)	(31,155,864)	33,730,000	3,373	-	-	31,152,491	-	-
Balance, December 31, 2023 (as restated)	-	-	-	-	-	33,730,000	3,373	-	-	31,152,491	(564,799)	30,591,065
Stockholder distributions	-	-	-	-	-	-	-	-	-	-	(90,000)	(90,000)
Net loss prior to the Business Combination (as restated)				-	-	-	-	-	-	-	(523,681)	(523,681)
Effects of Business Combination
Issuance of Class A Shares to third party advisors	-	-	-	-	-	-	-	553,207	55	2,765,980	-	2,766,035
Issuance of Class A Shares to backstop investor	-	-	-	-	-	-	-	225,174	23	1,569,440	-	1,569,463
Reverse Recapitalization (Note 3)	1,500,000	6,855,076	-	-	-	1,500,000	150	4,248,583	425	(1,677,860)	-	(1,677,285)
Transaction Costs (as restated)										(2,890,061)		(2,890,061)
Establishment of redeemable noncontrolling interest	-	-	26,089,174	-	-	-	-	-	-	(26,089,174)	-	(26,089,174)
Activities subsequent to business combination
Stock-based compensation (as restated)	-	-	-	-	-	-	-	-	-	504,834	-	504,834
Subsequent measurement of redeemable noncontrolling interest	-	-	174,520,120	-	-	-	-	-	-	(5,335,650)	(169,184,470)	(174,520,120)
Net income, as restated	-	8,224,091	(8,348,294)	-	-	-	-	-	-	-	(1,244,191)	(1,244,191)
Balance, March 31, 2024 (as restated)	1,500,000	$15,079,167	$192,261,000	-	$-	35,230,000	$3,523	5,026,964	$503	$-	$(171,607,141)	$(171,603,115)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZEO ENERGY CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN REDEEMABLE
NONCONTROLLING INTEREST AND STOCKHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2023

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

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZEO ENERGY CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2024	2023
Cash Flows from Operating Activities	(As restated, See Note 2)
Net (loss) income	$(1,892,075)	$1,602,939
Adjustment to reconcile net (loss) income to cash (used in) provided by operating activities
Depreciation and amortization	462,701	432,599
Change in fair value of warrant liabilities	138,000	-
Provision for credit losses	150,000	240,486
Non-cash lease expense	152,717	120,394
Stock-based compensation	504,834	-
Changes in operating assets and liabilities:
Accounts receivable	(1,944,029)	(770,981)
Accounts receivable due from related parties	(2,692,841)	-
Inventories	(28,968)	(53,674)
Prepaid installation costs	4,490,272	-
Prepaids and other current assets	(1,420,528)	(180,286)
Other assets	(35,408)	-
Accounts payable	(400,861)	(1,914)
Accrued expenses and other current liabilities	(691,316)	313,286
Accrued expenses and other current liabilities due to related parties	(2,148,960)	-
Contract liabilities	(3,583,446)	(14,789)
Contract liabilities due to related parties	(1,054,263)	-
Operating lease liabilities	(159,650)	(98,283)
Net cash (used in) provided by operating activities	(10,153,821)	1,589,777

Cash flows from Investing Activities
Purchases of property, equipment and other assets	(226,076)	(605,874)
Net cash used in investing activities	(226,076)	(605,874)

Cash flows from Financing Activities
Proceeds from the issuance of debt	-	408,003
Repayments of debt	(98,560)	(75,000)
Proceeds from Business Combination, net of transaction costs	10,277,275	-
Distributions to members	(90,000)	(166,323)
Net cash provided by financing activities	10,088,715	166,680
Net (decrease) increase in cash and cash equivalents	(291,182)	1,150,583
Cash and cash equivalents, beginning of period	8,022,306	2,268,306
Cash and cash equivalents, end of the period	$7,731,124	$3,418,889

Supplemental Cash Flow Information
Cash paid for interest	$35,894	$15,544

Non-cash transactions
Recording of right of use assets and lease liability	$-	$75,378
Transaction costs	$3,269,039	$-
Issuance of Class A common stock to vendors	$2,478,480	$-
Issuance of Class A common stock to backstop investors	$1,569,440	$-
Accretion of Preferred Units	$8,224,091	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

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

Our condensed consolidated financial statements include the accounts of Zeo Energy Corp, the accounts of Sun First Energy, LLC, Sunergy Solar LLC and Sunergy Roofing and Construction, LLC, all wholly owned subsidiaries, and ESGEN Opco, VIE, as defined in Note 1, for which the Company is the primary beneficiary. All intercompany balances and transactions have been eliminated in consolidation. The December 31, 2023 balances reported herein are derived from the restated consolidated financial statements of Sunergy as included with the Company’s Current Report on Form 8-K/A Amendment No. 2 as filed with the SEC on August 19, 2024.

Reclassification

Certain prior period amounts have been reclassified to conform to the current period presentation in the condensed consolidated financial statements and these accompanying notes. The reclassifications did not have a material impact on the Company’s condensed consolidated financial statements and related disclosures. The impact on any prior period disclosures was immaterial.

Zeo Energy Corp.

Notes to the Condensed Consolidated Financial Statements

March 31, 2024

Restatement to Previously Reported Financial Statements

Restatement Background

On July 29, 2024, the Audit Committee of the Board of Directors of the Company, based upon the recommendation of management, determined that our (i) audited consolidated financial statements included in the Company’s Form 8-K for the period ended December 31, 2023, filed with the Securities and Exchange Commission (the “SEC”) on March 20, 2024 and as amended on March 25, 2024 (the “Original Form 8-K”) and (ii) unaudited condensed consolidated financial statements included in our Quarterly Report on Form 10-Q for the quarterly period March 31, 2024, filed with the SEC on May 16, 2024 (the “Original Report”) (collectively, the “Affected Periods”), as well as the relevant portions of any communications which describe or are based on such financial statements, should no longer be relied upon, and that the previously issued financial statements for the Affected Periods should be restated.

This Note discloses the nature of the restatement adjustments and discloses the cumulative effects of these adjustments on the condensed consolidated balance sheet, statement of operations, statement of changes in redeemable noncontrolling interests and stockholders’ equity and statement of cash flows for the three months ended March 31, 2024 included in the Original Form 10-Q. In addition, the related notes to the condensed consolidated financial statements have also been adjusted as appropriate to reflect the impact of the restatements.

Description of Restatement Adjustments

In July 2024, in connection with the Company’s the preparation of the Company’s condensed consolidated financial statements for the quarter ended June 30, 2024, the Company’s management identified the following misstatements in the Company’s previously reported interim financial statements included in the Company’s Original Report:

●	Corrections to the December 31, 2023 annual period which reversed in the March 31, 2024 quarterly period increased net income by approximately $361,000 as follows: a) revenue increased by $376,000, b) cost of sales increased by $180,000 and c) general and administrative expenses decreased by $166,000.

●	Stock-based compensation of approximately $505,000 relating to an executive had not been recorded as general and administrative expenses and additional paid-in capital.

●	Transaction costs relating to the business combination of approximately $572,000 had not been recorded in additional paid-in capital and accrued expenses.

●	The net impact of correcting the errors in the March 31, 2024 quarterly period is a reduction to Net Income of approximately $144,000.

In accordance with SEC Staff Accounting Bulletin No. 99, “Materiality,” and SEC Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” the Company evaluated the corrections and has determined that the related impacts were material to the previously filed financial statements that contained the errors, reported in the Original Filing (the “Affected Quarterly Period”). Therefore, on July 29, 2024, the audit committee of the Company’s board of directors (the “Audit Committee”) of the Company, after discussion with the Company’s management, who consulted with the Company’s independent registered public accounting firm, concluded that the previously issued financial statements that contained the error should no longer be relied upon and should be restated to correct the errors. As such, the Company is reporting the restatement to the Affected Quarterly Period in this quarterly report.

Impact of the Restatement

The impact of the restatement on the financial statements for the Affected Quarterly Period is presented below. In addition to the below, the related notes to the condensed consolidated financial statements have also been adjusted as appropriate to reflect the impact of the restatements.

Zeo Energy Corp.

Notes to the Condensed Consolidated Financial Statements

March 31, 2024

The tables below present the effect of the financial statement adjustments related to the restatement discussed above of the Company’s previously reported unaudited condensed consolidated financial statements:

Impact to the condensed consolidated balance sheet as of March 31, 2024

	As reported	Adjustment	As restated
Other assets	$207,846	$(48,989)	$158,857
Total assets	$51,586,109	$(48,989)	$51,537,120
Accounts payable	$4,604,583	$843,900	$5,448,483
Accrued expenses and other current liabilities, including $267,006 and with related parties at March 31, 2024	$2,788,460	$1,109,097	$3,897,557
Total current liabilities	$8,879,034	$1,952,997	$10,832,031
Total liabilities	$13,847,071	$1,952,997	$15,800,068
(Accumulated deficit) Retained earnings	$(169,605,155)	$(2,001,986)	$(171,607,141)
Total stockholders’ equity	$(169,601,129)	$(2,001,986)	$(171,603,115)

Impact to the condensed consolidated statement of operations for the three months ended March 31, 2024

	As reported	Adjustment	As restated
Revenue, net of financing fees of $4,081,358 for the three months ended March 31, 2024	$10,675,421	$375,600	$11,051,021
Total revenue	$19,488,190	$375,600	$19,863,790
Cost of goods sold (exclusive of items shown below)	$17,183,740	$179,961	$17,363,701
General and administrative	$3,336,841	$339,218	$3,676,059
Total operating expenses	$21,102,265	$519,179	$21,621,444
Loss from operations	$(1,614,075)	$(143,579)	$(1,757,654)
Loss before taxes	$(1,789,129)	$(143,579)	$(1,932,708)
Income tax (expense) benefit	$89,929	$(49,296)	$40,633
Net loss	$(1,699,200)	$(192,875)	$(1,892,075)
Net loss attributable to Sunergy Renewables LLC prior to the Business Combination	$(759,936)	$236,255	$(523,681)
Net loss for the period March 13, 2024 through March 31, 2024	$(939,264)	$(429,130)	$(1,368,394)
Net loss attributable to redeemable non-controlling interests	$249,267	$(373,470)	$(124,203)
Net loss attributable to Class A common stock	$(1,188,531)	$(55,660)	$(1,244,191)
Basic and diluted net loss per common unit	$(1.20)	$(0.05)	$(1.25)

Zeo Energy Corp.

Notes to the Condensed Consolidated Financial Statements

March 31, 2024

Impact to the condensed consolidated statement of changes in redeemable noncontrolling interests and stockholders’ equity for the three months ended March 31, 2024

	As reported	Adjustment	As restated
Class B units:
Establishment of noncontrolling interest	$27,399,463	$(1,310,289)	$26,089,174
Subsequent measurement of redeemable noncontrolling interest	$172,836,361	$1,683,759	$174,520,120
Net loss	$(7,974,824)	$(373,470)	$(8,348,294)
Additional paid in capital:
Reverse Recapitalization (Note 3)	$(1,678,167)	$307	$(1,677,860)
Transaction costs	$(2,317,632)	$(572,429)	$(2,890,061)
Establishment of noncontrolling interest	$(27,399,463)	$1,310,289	$(26,089,174)
Stock-based compensation	$-	$504,834	$504,834
Subsequent measurement of redeemable noncontrolling interest	$(4,092,649)	$(1,243,001)	$(5,335,650)
Retained Earnings (Accumulated Deficit):
Balance, December 31, 2023, as restated	$1,177,024	$(1,741,823)	$(564,799)
Net loss prior to the business combination	$(759,936)	$236,255	$(523,681)
Subsequent measurement of redeemable noncontrolling interest	$(168,743,712)	$(440,758)	$(169,184,470)
Net loss	$(1,188,531)	$(55,660)	$(1,244,191)
Retained Earnings (Accumulated Deficit)	$(169,605,155)	$(2,001,986)	$(171,607,141)
Total stockholder’s equity (deficit):
Total Stockholders’ Equity balance December 31, 2023	$32,332,388	$(1,741,323)	$30,591,065
Net loss prior to the Business combination	$(759,936)	$236,255	$(523,681)
Reverse Recapitalization (Note 3)	$(1,677,592)	$307	$(1,677,285)
Transaction costs	$(2,317,632)	$(572,429)	$(2,890,061)
Establishment of noncontrolling interest	$(27,399,463)	$1,310,289	$(26,089,174)
Stock compensation	$-	$504,834	$504,834
Subsequent measurement of redeemable noncontrolling interest	$(172,836,361)	$(1,683,759)	$(174,520,120)
Net loss	$(1,188,531)	$(55,660)	$(1,244,191)
Total stockholder’s equity (deficit)	$(169,601,129)	$(2,001,986)	$(171,603,115)

Impact to the condensed consolidated statement of cash flows for the three months ended March 31, 2024

	As reported	Adjustment	As restated
Net income	$(1,699,200)	$(192,875)	$(1,892,075)
Adjustment to reconcile net (loss) income to cash (used in) provided by operating activities
Stock based compensation expense	$-	$504,834	$504,834
Changes in operating assets and liabilities:
Accounts receivable	$(1,878,529)	$(65,500)	$(1,944,029)
Prepaid installation costs	$4,280,727	$209,545	$4,490,272
Other assets	$(84,704)	$49,296	$(35,408)
Accounts payable	$(330,661)	$(70,200)	$(400,861)
Accrued expenses and other current liabilities	$(456,316)	$(235,000)	$(691,316)
Contract liabilities	$(3,383,346)	$(200,100)	$(3,583,446)

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

Accounts receivable, net of allowance for credit losses

Accounts receivable is presented at the invoiced receivable amounts, less any allowance for any potential expected credit loss amounts, and do not bear interest. The Company estimates allowance for credit losses based on the creditworthiness of each customer, historical collections experience, forward-looking information and other information including the aging of the receivables. This analysis resulted in an allowance for credit losses as of March 31, 2024 and December 31, 2023 of $2,420,620 and $862,580, respectively. Additionally, the Company had no write-offs and no recoveries for each of the three months ended March 31, 2024 and 2023. The majority of our customers finance their purchase and installation of solar panels through various financing companies, who then remit payment to Sunergy typically within 3 days after installation. The Company is not deemed a borrower with these financing agreements and as a result is not subject to any of the terms of the financing transaction between the financing company and the customer.

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

Accrual for Probable Loss Contingencies

In the normal course of business, the Company is involved in various claims and legal proceedings. A liability is recorded for such matters when it is probable that a loss has been incurred and the amounts can be reasonably estimated. When only a range of possible loss can be established, the most probable amount in the range is accrued. If no amount within this range is a better estimate than any other amount within the range, the minimum amount in the range is accrued. Legal costs associated with loss contingencies are expensed as incurred.

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

	For the three months ended March 31,
	2024	2023
Solar Systems Installations, gross	$26,426,178	$23,372,617
Financing Fees	(7,937,577)	(6,250,528)
Solar Systems Installations, net	18,488,601	17,122,089
Roofing Installations	1,375,189	1,609,400
Total net revenues	$19,863,790	$18,731,489

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

	For the three months ended March 31,
	2024	2023
Contract liabilities, beginning of the period	$5,223,518	$1,149,047
Revenue recognized from amounts included in contract liabilities at the beginning of the period	(5,223,518)	(1,149,047)
Cash received prior to completion of performance obligation	585,809	1,134,258
Contract liabilities, as of the end of the period	$585,809	$1,134,258

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

Stock-based Compensation

The Company recognizes an expense for stock-based compensation awards based on the estimated fair value of the award on the date of grant.  The Company has elected to account for restricted stock awards with market conditions using a graded vesting method. This method recognizes the compensation cost in the statement of operations over the requisite service period for each separately vesting tranche of awards. The Company has elected to recognize forfeitures as they occur rather than estimate expected forfeitures.

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

The Company has calculated the provision for income taxes during the interim reporting period by applying an estimate of the Annual Effective Tax Rate (AETR) for the full fiscal year to “ordinary” income or loss (pretax income or loss excluding unusual or infrequently occurring discrete items) for the reporting period. Our effective tax rate (ETR) from continuing operations was 2.1% for the three months ended March 31, 2024, and 0% percent for the three months ended March 31, 2023. The ETR for the three months ended differs from statutory rates primarily due to the non-controlling interest portion of ESGEN Opco, LLC, which is a partnership for federal tax purposes.

Tax Receivable Agreement

In conjunction with the consummation of the Transactions, Zeo Energy Corp entered into a Tax Receivable Agreement (the “TRA”) with ESGEN Opco, LLC and certain ESGEN Opco, LLC members (the “TRA Holders”). Pursuant to the TRA, Zeo Energy Corp. is required to pay the TRA Holders 85% of the net cash savings, if any, in U.S. federal, state and local income and franchise tax (computed using simplifying assumptions to address the impact of state and local taxes) that the Company actually realizes (or is deemed to realize in certain circumstances) in periods after the Business Combination as a result of, as applicable to each such TRA Holder, (i) certain increases in tax basis that occur as a result of the acquisition (or deemed acquisition for U.S. federal income tax purposes) of all or a portion of such TRA Holder’s Exchangeable OpCo Units pursuant to the exercise of the OpCo Exchange Rights or a Mandatory Exchange and (ii) imputed interest deemed to be paid by the Company as a result of, and additional tax basis arising from, any payments it makes under the Tax Receivable Agreement. All such payments to the TRA Holders are the obligations of Zeo Energy Corp., and not that of ESGEN Opco, LLC. As of March 31, 2024, there have been no exchanges of ESGEN Opco, LLC units for Class A Common Stock of Zeo Energy Corp. and, accordingly, no TRA liabilities currently exist. Future exchanges will result in incremental tax attributes and potential cash tax savings for Zeo Energy Corp. Depending on the Company’s assessment of the realizability of such Tax Attributes, the arising TRA liability will be recorded through income. As of March 31, 2024, the Company has concluded, based on applicable accounting standards, that it was more likely than not that its deferred tax assets subject to the TRA would not be realized; therefore, the Company has not recorded a liability related to the tax savings it may realize from utilization of such deferred tax assets. As of March 31,2024, the total unrecorded TRA liability is approximately $48.8 million. If utilization of the deferred tax assets subject to the TRA becomes more likely than not in the future, the Company will record a liability related to the TRA which will be recognized as expense within its consolidated statements of operations.

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

Cash-trust and cash, net of redemptions	$2,714,091
Less: transaction costs, promissory note and professional fees, paid	(7,350,088)
Proceeds from pipe subscription	15,000,000
Net proceeds from the Business Combination	10,364,003
Less: liabilities assumed	(12,041,288)
Reverse recapitalization, net	$(1,677,285)

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

Depreciation expense related to the Company’s property and equipment was $205,693 and $108,016 for the three months ended March 31, 2024 and 2023, respectively, which were included in the condensed consolidated statements of operations.

Zeo Energy Corp.
Notes to the Condensed Consolidated Financial Statements
March 31, 2024

NOTE 5 - INTANGIBLE ASSETS

The following is a summary of the Company’s intangible assets, net as of March 31, 2024 and December 31, 2023:

	Weighted	March 31, 2024
	Average Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Total
Tradename	0.75	$3,084,100	$2,570,080	$514,020
Customer lists	0	496,800	496,800	-
Non-compete	0	224,000	224,000	-
		$3,804,900	3,290,880	$514,020

	Weighted	December 31, 2023
	Average Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Total
Tradename	1.5	$3,084,100	$2,313,072	$771,028
Customer lists	0	496,800	496,800	0
Non-compete	0	224,000	224,000	0
		$3,804,900	$3,033,872	$771,028

The Company periodically reviews the estimated useful lives of its identifiable intangible assets, taking into consideration any events or circumstances that might result in either a diminished fair value or revised useful life. Management has determined there have been no indicators of impairment or change in useful life for the years ended March 31, 2024 and 2023. Amortization expense relating to the Company’s intangible assets was $257,008 and $324,583 for the three months ended March 31, 2024 and 2023, respectively, which were included in depreciation and amortization expenses in the condensed consolidated statements of operations.

NOTE 6 - ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

The following table summarizes accrued expenses and other current liabilities:

	March 31,	December 31,
	2024	2023
Credit card accrual	$115,549	$58,963
Accrued payroll	420,354	136,668
Accrued commissions	83,765	856,360
Accrued dealer fees	267,006	2,415,966
Transaction Costs	2,316,144	-
Accrued Other	694,739	1,178,408
	$3,897,557	$4,646,365

NOTE 7 - LEASES

The Company leases both office space and warehouse space for its operations. Lease maturities vary from 2 to 5 years. Leases are viewed and recorded as operating leases and as such periodic payments (monthly) are expensed according to the period for which payment is made. Operating lease costs recorded in general and administrative expenses in the condensed consolidated statements of operations were $163,965 and $130,942 for the three months ended March 31, 2024 and 2023, respectively.

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

NOTE 8 - DEBT

The Company has financing arrangements for many of the vehicles in its fleet. The financing includes direct loans for each vehicle being financed. For the three months ended March 31, 2024 and 2023 the Company entered into new vehicle financing arrangements totaling $0 and $380,686, respectively. Payments of debt obligations are based on level monthly payments for 60 months and include interest rates ranging from 4.94% - 11.09%. As of March 31, 2024, the weighted average interest rate on the Company’s short debt obligations was 7.55%. The combined amounts of these financial obligations are included in the condensed consolidated balance sheets as current portion of long-term debt and Long-term debt. The company does not have debt covenants associated with these arrangements.

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

Following the first anniversary of the Class A Convertible Preferred Unit Original Issue Date and continuing until the earlier of (A) March 13, 2027, the “Maturity Date,” (B) a Required Redemption (as described in the OPCO A&R LLC Agreement), (C) the date the Sponsor elects for a Put Option Redemption, or (D) a Transaction Event Conversion (as described in the OPCO A&R LLC Agreement), the Sponsor has the option to convert all, but not less than all, of the outstanding Class A Convertible Preferred Units into such number of Class B Units (an “Optional Conversion”) as is determined by dividing the Class A Convertible Preferred Unit Original Issue Price plus the aggregate accumulated and unpaid Class A Convertible Preferred Unit Accruing Dividends with respect to such Class A Convertible Preferred Units, if any, through the date the conversion occurs, by $11.00 (the “Optional Conversion Price”). The Sponsor must elect to convert all, but not less than all, of the outstanding Class A Convertible Preferred Units.

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

If, after the Class A Convertible Preferred Unit Original Issue Date, the Company (i) makes a distribution on its Class B Units in securities (including Class B Units), (ii) subdivides or splits its outstanding Class B Units into a greater number of Class B Units, (iii) combines or reclassifies its Class B Units into a smaller number of Class B Units or (iv) issues by reclassification of its Class B Units any securities (including any reclassification in connection with a merger, consolidation or business combination in which the Manager is the surviving person), then the Conversion Price in effect at the time of the record date for such distribution or of the effective date of such subdivision, split, combination, or reclassification shall be proportionately adjusted so that the Conversion of the Class A Convertible Preferred Units after such time shall entitle the Sponsor to receive the aggregate number of Class B Units that such holder would have been entitled to receive if the Class A Convertible Preferred Units had been converted into Class B Units immediately prior to such record date or effective date, as the case may be. Such adjustment shall become effective immediately after the record date in the case of a distribution and shall become effective immediately after the effective date in the case of a subdivision, combination, reclassification (including any reclassification in connection with a merger, consolidation or business combination in which the Manager or the Company is the surviving person) or split. Such adjustment shall be made successively whenever any event described above shall occur.

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

Zeo Energy Corp.

Notes to the Condensed Consolidated Financial Statements

March 31, 2024

NOTE 10 - STOCK-BASED COMPENSATION

2024 Omnibus Incentive Plan

On March 6, 2024, the shareholders of ESGEN approved the Zeo Energy Corp. 2024 Omnibus Incentive Equity Plan (the “Incentive Plan”), which became effective upon the Closing. 3,220,400 of the outstanding shares of Common Stock of the Company (the “Plan Share Reserve”) shall be available for Awards under the Plan. Each Award granted under the Plan will reduce the Plan Share Reserve by the number of shares of Common Stock underlying the Award. Notwithstanding the foregoing, the Plan Share Reserve shall be automatically increased on the first day of the 2025 fiscal year through the 2029 fiscal year by a number of shares of Common Stock equal to the lesser of (i) the positive difference, if any, between 2% of the then-outstanding shares of Common Stock on the last day of the immediately preceding fiscal year, and (ii) a lower number of shares of Common Stock as may be determined by the Board.

The purpose of the Incentive Equity Plan is to provide a means through which the Company and the other members of the Company Group may attract and retain key personnel and to provide a means whereby directors, officers, employees, consultants and advisors of the Company and the other members of the Company Group can acquire and maintain an equity interest in the Company, or be paid incentive compensation measured by reference to the value of Common Stock, thereby strengthening their commitment to the welfare of the Company Group and aligning their interests with those of the Company’s stockholders.

On the Closing Date, the Company entered into an Executive Employment Agreement with the Company’s CEO. In addition to the CEO’s annual salary and cash bonus, the CEO became eligible to receive certain grants of vested shares under the 2024 Omnibus Incentive Plan as follows:

●	50,000 vested shares to be granted on the date that is 12 months after the Closing Date;

●	50,000 vested shares to be granted on the date that is 24 months after the Closing Date; and

●	50,000 vested shares to be granted on the date that is 35 months after the after the Closing Date.

The Company determined the grant date fair value per share was $6.97, a Level 1 measurement, by reference to the publicly traded stock price on March 13, 2024.

Further, if within three (3) years of the effective date of the Closing, (i) the volume-weighted average price of shares of the publicly traded stock of the Company exceeds $7.50 for 20 or more days of any consecutive 30-day period, then the CEO will be granted vested equity from the Incentive Plan equal to 1% of the total issued and outstanding capital stock of the Company, (ii) the volume-weighted average price of shares of the publicly traded stock of the Company exceeds $12.50 for 20 or more days of any consecutive 30-day period, then the CEO will be granted additional vested equity from the Incentive Plan equal to 1% of the total issued and outstanding capital stock of the Company, (iii) and the volume-weighted average price of shares of the publicly traded stock of the Company exceeds $15.00 for 20 or more days of any consecutive 30-day period, then the CEO will be granted additional vested equity from the Incentive Plan equal to 1% of the total issued and outstanding capital stock of the Company.

The fair value of stock option grants with market-based conditions for vesting is estimated on the grant date using a Monte-Carlo simulation under a risk-neutral framework and using the average value over 100,000 model iterations. The following table illustrates the assumptions used in estimating the fair value of options granted during the period ended March 31, 2024.

3/13/2024
Stock price	$6.97
Tranche 1 hurdle price	$7.50
Tranche 2 hurdle price	$12.50
Tranche 3 hurdle price	$15.00
Risk-free rate	4.28%
Volatility	55.00%

Zeo Energy Corp.
Notes to the Condensed Consolidated Financial Statements
March 31, 2024

The per unit fair value and derived service period for each Tranche of Performance Based Executive Shares is included in the Valuation of Performance-based Equity Bonus Awards as of March 13, 2024, as follows:

Fair Value Summary	Tranche 1	Tranche 2	Tranche 3
Tranche per unit fair value	$5.96	$4.53	$3.82
Stock price on valuation date	$6.97	$6.97	$6.97
Derived service period	0.35 years	1.19 years	1.47 years

During the period ended March 31, 2024, $504,834 of equity compensation expense was recognized for these awards. As of March 31, 2024, an unrecognized compensation expense of $6,301,438 was determined and is expected to be recognized over the remaining 2.9 years.

NOTE 11 - WARRANT LIABILITIES

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

NOTE 12 - FAIR VALUE MEASUREMENTS

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

NOTE 13 - RELATED PARTY TRANSACTIONS

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

NOTE 14 - NET INCOME PER SHARE

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

The following table presents the computation of the basic and diluted income per share of Class A Common Stock for the period of March 13, 2024 (the Closing Date) to March 31, 2024:

Three months ended
March 31, 2024
Numerator
Net income attributable to Class A common shareholders	$(1,244,191)
Denominator
Basic and diluted weighted-average shares of Class A common stock outstanding	994,345

Net income per share of Class A common stock - basic and diluted	$(1.25)

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

NOTE 15 - COMMITMENTS AND CONTINGENCIES

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

Vendor Lien

To secure a line of credit with one of the Company’s primary supply vendor’s, the vendor filed a lien against the Company’s assets.

NOTE 16 - SUBSEQUENT EVENTS

Subsequent events have been evaluated through August 19, 2024, which represents the date the condensed consolidated financial statements were available to be issued, and no events have occurred through that date that would impact the financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (as restated)

References to the “Company,” “our,” “us” or “we” refer to Zeo Energy Corp. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the restated unaudited condensed financial statements and the notes thereto contained elsewhere in this Quarterly Report on Form 10-Q/A (this “Quarterly Report”). Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” and “continue,” or the negative of such terms or other similar expressions. Such statements include, but are not limited to, possible business combinations and the financing thereof, and related matters, as well as all other statements other than statements of historical fact included in this Form 10-Q/A. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other SEC filings. Except as expressly required by applicable securities law, we disclaim any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Emerging Growth Company

We are an emerging growth company (“EGC”), as defined in Section 2(a) of the Securities Act of 1933, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act, until such time as those standards apply to private companies. We have elected to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date that it (i) is no longer an emerging growth company or (ii) affirmatively and irrevocably opts out of the extended transition period provided in the JOBS Act. As a result, the financial statements may not be comparable to companies that comply with the new or revised accounting pronouncements as of public company effective dates.

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

The following table sets forth these metrics for the periods presented:

	Three Months Ended March 31,
(In thousands, except percentages)	2024	2023
Revenue, net	19,864	18,731
Gross profit	2,037	3,490
Gross margin	10.3%	18.6%
Operating profit	(1,758)	1,613
Net (loss) income	(1,933)	1,603
Adjusted EBITDA	(1,295)	2,046
Adjusted EBITDA margin	(6.5)%	10.9%

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

Components of Condensed Consolidated Statements of Operations

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

Results of Operations

Three Months Ended March 31, 2024 Compared to Year Ended March 31, 2023

The following table sets forth a summary of our condensed consolidated statements of operations for the periods presented:

	Three Months ended March 31,		Change
	2024	2023	$	%
Revenue, net	$19,863,790	$18,731,489	$1,132,301	6.0%
Costs and expenses:
Cost of goods sold	17,363,701	14,809,215	2,554,486	17.2%
Depreciation and amortization	462,701	432,599	30,102	7.0%
Sales and marketing	118,983	549,605	(430,622)	(78.4)%
General and administrative	3,676,059	1,326,587	2,349,472	177.1%
Total operating expenses	21,621,444	17,118,006	4,503,438	26.3%
(Loss) income from operations	(1,757,654)	1,613,483	(3,371,137)	(208.9)%
Other (expense) income, net:
Other expense, net	-	5,000	(5,000)	100.0%
Change in fair value of warrant liabilities	(138,000)	-	(138,000)	-%
Interest expense	(37,054)	(15,544)	(21,510)	138.4%
Total other (expenses) income, net	(175,054)	(10,544)	(164,510)	1,560.2%
Net (loss) income	$(1,932,708)	$1,602,939	$(3,535,647)	(220.6)%

Revenue, net

Revenue, net increased by approximately $1.1 million as a result of our increase in sales volume for the three months ended March 31, 2024 and 2023. The Company’s first quarter benefits from the sales made in the prior year where the revenue recognition process is not yet complete. The Company had more sales at the end of 2023 that were in the installation process and completed the revenue recognition process in 2024 than they had at the end of 2022 and completed the revenue recognition process in the first quarter of 2023.

Cost of Goods Sold

Cost of goods sold increased by approximately $2.6 million as a result of the increase in revenues as noted above and an increase in the cost of labor and materials during the three months ended March 31, 2024 as compared to 2023. As a percentage of revenue, the cost of goods sold increased by 8.4%, from 79.1% for the three months ended March 31, 2023 to 87.4% for the three months ended March 31, 2024. The increase was driven primarily by an increase in the costs associated with the growth of the business in 2023 which are not as easily reduced when the Company has a decrease in revenue as we did in the first quarter compared to the 2nd half of 2023.

Depreciation and amortization

Depreciation and amortization increased by a nominal amount, from $432,599 for the three months ended March 31, 2023 to $462,701 for the three months ended March 31, 2024. The increase was due to an increase in our vehicle fleet in 2023 and the associated depreciation of the new vehicles.

General and Administrative expenses

General and administrative expenses increased by $2.3 million from $1.3 million for the three months ended March 31, 2023 to $3.7 million for the three months ended March 31, 2024. The increase in expenses is related primarily to investments the company is making in customer support, technology and costs associated with operating a public company.

Sales and Marketing

Sales and marketing expenses decreased by $0.4 million, from $0.5 million for the three months ended March 31, 2023 to $0.1 million for the three months ended March 31, 2024. The decrease was a result of efforts to drive the associated increase in revenues.

Other (expenses) income, net

Other (expenses) income, net increased from $10,544 for the three months ended March 31, 2023 to $175,054 for the three months ended March 31, 2024. The increase was due to an increase in interest expense due to the financing of additional vehicles during 2023.

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

The following table provides a reconciliation of net income (loss) to Adjusted EBITDA for the periods presented:

	Three Months Ended March 31,
	2024	2023
Net income (loss)	$(1,892,075)	$1,602,939
Adjustment:
Other income (expense), net	175,054	10,544
Income tax expense	(40,633)	-
Depreciation and amortization	462,701	432,599

Adjusted EBITDA	(1,294,953)	2,046,082

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

The following table sets forth our calculations of Adjusted EBITDA margin for the periods presented:

	Three Months Ended March 31,
	2024	2023
Numerator: Adjusted EBITDA	(1,294,953)	2,046,082
Denominator: Revenue, net	19,863,790	18,731,489
Ratio of Adjusted EBITDA to revenue, net	(6.5)%	10.9%

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

Goodwill is not amortized but is tested for impairment annually, or more frequently if an event occurs or circumstances change that would more likely than not result in an impairment of goodwill. First, the Company assesses qualitative factors to determine whether or not it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the Company concludes that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the Company conducts a quantitative goodwill impairment test comparing the fair value of the applicable reporting unit with its carrying value. If the carrying amount of the reporting unit exceeds the fair value of the reporting unit, the Company recognizes an impairment loss in the consolidated statements of operations for the amount by which the carrying amount exceeds the fair value of the reporting unit. The Company performs its annual goodwill impairment test at December 31 of each year. There was no goodwill impairment recorded for the three months ended March 31, 2024 and 2023.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2024. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of March 31, 2024.

Material Weakness

A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis.

While preparing the second quarter 2024 financial statements we identified internal control failures over our review of accounts payable, accrued liabilities, stock compensation, and revenue cutoffs that resulted in material errors being reported in (i) our previously issued financial statements for the fiscal year ended December 31, 2023 included in the Company’s Form 8-K as filed with the Securities and Exchange Commission (the “SEC”) on March 20, 2024 and as amended on March 25, 2024 (the “Form 8-K”); (ii) the Company’s unaudited interim financial statements for three months ended March 31, 2024, included in the Quarterly Report on Form 10-Q as filed with the SEC on May 16, 2024; and (iii) the financial statements noted in items (i) and (ii) above included in the Company’s Registration Statement on Form S-1, which was declared effective by the SEC on May 31, 2024. The Company has corrected these errors in an amendment to (i) the Form 8-K, filed on August 19, 2024 and (ii) an amendment to its Current Report on Form 10-Q for the quarterly period ended March 31, 2024 filed on August 19, 2024.

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

Management has considered and reviewed the errors which occurred in Accounts Payable, Accrued Liabilities and Stock Compensation. Management has determined there is a gap of control in these areas. To mitigate future misstatements in these areas management will implement the following procedures at the end of each reporting period:

1.	Accounts Payable – Review the accounts payable with the executive team to inquire about any invoices not sent to accounts payable.

2.	Accrued Liabilities – Review the accrued liabilities detail with the executive team to determine if there are any expenses/liabilities for which the company should accrue an expenses which has not yet be recognized.

3.	Stock Compensation – Review with the CEO and Legal Counsel the list of stock grants which have been made ask if there have been any grants made (paper issued to employees or vendors) which should be included in the analysis.

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

However, if we identify future deficiencies in our internal control over financial reporting or if we are unable to comply with the demands that will be placed upon us as a public company, including the requirements of Section 404 of the Sarbanes-Oxley Act, in a timely or effective manner, we may be unable to accurately report our financial results, or report them within the timeframes required by the SEC. We also could become subject to sanctions or investigations by the SEC or other regulatory authorities. In addition, if we are unable to assert that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal control over financial reporting when required, investors may lose confidence in the accuracy and completeness of our financial reports, we may face restricted access to the capital markets and our stock price may be adversely affected.

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

Changes in Internal Control Over Financial Reporting

Other than noted above, there was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the period from January 1, 2024 through March 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ZEO Energy Corp.

Date: August 19, 2024		/s/ Timothy Bridgewater
	Name:	Timothy Bridgewater
	Title:	Chief Executive Officer and Chief Financial Officer