Form 10-Q
period 2024-06-30
Zeo Energy Corp.
filed 2024-08-19
CIK 1865506

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

or

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

As of August 19, 2024, the registrant had 5,805,345 shares of Class A common stock, par value $0.0001 outstanding, and 35,230,000 shares of Class V common stock, par value $0.0001, outstanding.

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

ZEO ENERGY CORP.

CONDENSED CONSOLIDATED BALANCE SHEET

	As of June 30,	As of December 31,
	2024	2023
Assets
Current assets
Cash and cash equivalents	$5,342,120	$8,022,306
Accounts receivable, including $819,212 and $396,488 from related parties, net of allowance for credit losses of $1,112,580 and $862,580, as of June 30, 2024 and December 31, 2023, respectively	7,207,854	2,905,205
Inventories	436,859	350,353
Prepaid installation costs	865,327	4,915,064
Prepaid expenses and other current assets	4,043,640	40,403
Total current assets	17,895,800	16,233,331
Other assets	235,442	62,140
Property, equipment and other fixed assets, net	2,843,624	2,918,320
Operating lease right of use assets	828,447	1,135,668
Intangibles, net	257,011	771,028
Goodwill	27,010,745	27,010,745
Total assets	$49,071,069	$48,131,232

Liabilities, mezzanine equity and stockholders’ equity
Current liabilities
Accounts payable	$3,389,656	$4,699,855
Accrued expenses and other current liabilities, including $784,527 and $2,415,966 with related parties at June 30, 2024 and December 31, 2023, respectively	3,759,367	4,646,365
Current portion of long-term debt	420,745	404,871
Current operating lease liabilities	384,415	539,599
Contract liabilities, including $9,900 and $1,160,848 with related parties as of June 30, 2024 and December 31, 2023, respectively	279,901	5,223,518
Total current liabilities	8,234,084	15,514,208
Non-current operating lease liabilities	468,796	636,414
Other liabilities	1,500,000	-
Warrant liabilities	828,000	-
Long-term debt	1,175,047	1,389,545
Total liabilities	12,205,927	17,540,167
Commitments and contingencies (Note 14)

Redeemable noncontrolling interests
Convertible preferred units	15,463,555	-
Class B Units	72,519,500	-

Stockholders’ equity
Class V common stock	3,523	3,373
Class A common stock	503	-
Additional paid in capital	2,033,500	31,152,491
Accumulated deficit	(53,155,439)	(564,799)
Total stockholders’ equity	(51,117,913)	30,591,065
Total liabilities, mezzanine equity and stockholders’ equity	$49,071,069	$48,131,232

The accompanying notes are an integral part of these consolidated financial statements.

ZEO ENERGY CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue, net of financing fees of $1,439,725 and $12,533,767 for the three months ended June 30, 2024 and 2023, respectively and $5,521,083 and $18,784,295 for the six months ended June 30, 2024 and 2023, respectively	$7,714,200	$30,079,365	$18,765,221	$48,810,854
Related party revenue, net of financing fees of $3,127,622 and $0 for the three months ended June 30, 2024 and 2023, respectively and $6,983,841 and $0 for the six months ended June 30, 2024 and 2023, respectively	6,997,626	-	15,810,395	-
Total revenue	14,711,826	30,079,365	34,575,616	48,810,854
Operating costs and expenses:
Cost of goods sold (exclusive of depreciation and amortization shown below)	10,325,979	24,444,491	27,689,680	39,253,706
Depreciation and amortization	456,841	489,566	919,542	922,165
Sales and marketing	215,192	490,875	334,175	1,040,480
General and administrative	5,909,385	3,826,017	9,585,444	5,152,604
Total operating expenses	16,907,397	29,250,949	38,528,841	46,368,955
(Loss) income from operations	(2,195,571)	828,416	(3,953,225)	2,441,899
Other (expenses) income, net:
Other income, net	50,821	(7,169)	50,821	(2,169)
Change in fair value of warrant liabilities	828,000	-	690,000	-
Interest expense	(34,233)	(23,999)	(71,287)	(39,543)
Total other expense, net	844,588	(31,168)	669,534	(41,712)
Net (loss) income before taxes	(1,350,983)	797,248	(3,283,691)	2,400,187
Income tax benefit	61,185	-	101,818	-
Net (loss) income	(1,289,798)	797,248	(3,181,873)	2,400,187
Less: Net loss attributable to Sunergy Renewables LLC prior to the Business Combination	-	-	(523,681)	-
Net loss subsequent to the Business Combination	(1,289,798)	-	(2,658,192)	-
Less: Net loss attributable to redeemable non-controlling interests	(1,457,036)	-	(1,581,239)	-
Net income (loss) attributable to Class A common stock	$167,238	$-	$(1,076,953)	$-

Basic and diluted net income (loss) per common unit	$0.03	$-	$(0.36)	$-
Weighted average units outstanding, basic and diluted	5,026,964	-	3,010,654	-

The accompanying notes are an integral part of these consolidated financial statements.

ZEO ENERGY CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2024 AND 2023

	Redeemable noncontrolling interests										Retained	Total
	Convertible Preferred Units		Class B	Common Units		Class V Common Stock		Class A Common Stock		Additional Paid in	Earnings (Accumulated	Stockholders’ Equity
	Shares	Amount	units	Units	Amount	Shares	Amount	Shares	Amount	Capital	Deficit)	(Deficit)
Balance, December 31, 2023	-	$-	$-	1,000,000	$31,155,864	-	$-	-	$-	$-	$(564,799)	$30,591,065
Retroactive application of Business Combination (Note 1)	-	-	-	(1,000,000)	(31,155,864)	33,730,000	3,373	-	-	31,152,491	-	-
Balance, December 31, 2023	-	-	-	-	-	33,730,000	3,373	-	-	31,152,491	(564,799)	30,591,065
Stockholder distributions	-	-	-	-	-	-	-	-	-	-	(90,000)	(90,000)
Net loss prior to the Business Combination				-	-	-	-	-	-	-	(523,681)	(523,681)
Effects of Business Combination
Issuance of Class A Shares to third party advisors	-	-	-	-	-	-	-	553,207	55	2,765,980	-	2,766,035
Issuance of Class A Shares to backstop investor	-	-	-	-	-	-	-	225,174	23	1,569,440	-	1,569,463
Reverse Recapitalization (Note 3)	1,500,000	6,855,076	-	-	-	1,500,000	150	4,248,583	425	(1,677,860)	-	(1,677,285)
Transaction costs	-	-	-	-	-	-	-	-	-	(2,890,061)	-	(2,890,061)
Establishment of redeemable noncontrolling interest	-	-	26,089,174	-	-	-	-	-	-	(26,089,174)	-	(26,089,174)
Activities subsequent to business combination
Stock-based compensation	-	-	-	-	-	-	-	-	-	504,834	-	504,834
Subsequent measurement of redeemable noncontrolling interest	-	-	174,520,120	-	-	-	-	-	-	(5,335,650)	(169,184,470)	(174,520,120)
Net income	-	8,224,091	(8,348,294)	-	-	-	-	-	-	-	(1,244,191)	(1,244,191)
Balance, March 31, 2024	1,500,000	15,079,167	192,261,000	-	-	35,230,000	3,523	5,026,964	503	-	(171,607,141)	(171,603,115)
Stock-based compensation	-	-	-	-	-	-	-	-	-	2,417,888	-	2,417,888
Subsequent measurement of redeemable noncontrolling interest	-	-	(118,284,464)	-	-	-	-	-	-	-	118,284,464	118,284,464
Net income	-	384,388	(1,457,036)	-	-	-	-	-	-	(384,388)	167,238	(217,150)
Balance, June 30, 2024	1,500,000	$15,463,555	$72,519,500	-	$-	35,230,000	$3,523	5,026,964	$503	$2,033,500	$(53,155,439)	$(51,117,913)

The accompanying notes are an integral part of these consolidated financial statements.

ZEO ENERGY CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2024 AND 2023

	Redeemable noncontrolling interests										Retained	Total
	Convertible Preferred Units		Class B	Common Units		Class V Common Stock		Class A Common Stock		Additional Paid in	Earnings (Accumulated	Stockholders’ Equity
	Shares	Amount	units	Units	Amount	Units	Amount	Units	Amount	Capital	Deficit)	(Deficit)
Balance, December 31, 2022	-	$-	$-	1,000,000	$31,155,864	-	$-	-	$-	$-	$119,982	$31,275,846
Retroactive application of Business Combination (Note 1)	-	-	-	(1,000,000)	(31,155,864)	33,730,000	3,373	-	-	31,152,491	-	-
Balance, December 31, 2022	-	-	-	-	-	33,730,000	3,373	-	-	31,152,491	119,982	31,275,846
Stockholder distributions	-	-	-	-	-	-	-	-	-	-	(166,323)	(166,323)
Net income	-	-	1,602,939	-	-	-	-	-	-	-	-	-
Balance, March 31, 2023	-	-	1,602,939	-	-	33,730,000	3,373	-	-	31,152,491	(46,341)	31,109,523
Stockholder distributions	-	-	-	-	-	-	-	-	-	-	(361,319)	(361,319)
Net income	-	-	797,249	-	-	-	-	-	-	-	-	-
Balance, June 30, 2023	-	$-	$2,400,188	-	$-	33,730,000	$3,373	-	$-	$31,152,491	$(407,660)	$30,748,204

The accompanying notes are an integral part of these consolidated financial statements.

ZEO ENERGY CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2024	2023
Cash Flows from Operating Activities
Net (loss) income	$(3,181,873)	$2,400,187
Adjustment to reconcile net (loss) income to cash (used in) provided by operating activities
Depreciation and amortization	919,542	922,165
Change in fair value of warrant liabilities	(690,000)	-
Gain on preferred stock forward	-	-
PPP loan forgiveness	-	-
Provision for credit losses	250,000	452,541
Noncash lease expense	307,221	-
Stock based compensation expense	2,922,722	-
Stock issued to vendors	-	-
Changes in operating assets and liabilities:
Accounts receivable	(1,859,808)	(1,834,200)
Accounts receivable due from related parties	(2,692,841)	-
Inventories	(86,506)	34,530
Prepaid installation costs	4,049,737	-
Prepaids and other current assets	(1,459,636)	(992,377)
Other assets	(111,993)	(127,500)
Accounts payable	(2,459,688)	50,288
Accrued expenses and other current liabilities	(829,506)	2,083,766
Accrued expenses and other current liabilities due to related parties	(2,148,960)	-
Due to officers	-	(94,056)
Contract liabilities	(3,889,354)	-
Contract liabilities due to related parties	(1,054,263)	-
Operating lease payments	(322,802)	(1,046,093)
Net cash (used in) provided by operating activities	(12,338,008)	1,849,251

Cash flows from Investing Activities
Purchases of property, equipment and other assets	(330,829)	(784,209)
Net cash used in investing activities	(330,829)	(784,209)

Cash flows from Financing Activities
Proceeds from the issuance of debt	-	745,975
Proceeds from the issuance of convertible preferred stock, net of transaction costs	10,277,275	-
Repayments of debt	(198,624)	(138,347)
Distributions to members	(90,000)	(527,642)
Net cash provided by financing activities	9,988,651	79,986
Net (decrease) increase in cash and cash equivalents	(2,680,186)	1,145,028
Cash and cash equivalents, beginning of period	8,022,306	2,268,306
Cash and cash equivalents, end of the period	$5,342,120	$3,413,334

Supplemental Cash Flow Information
Cash paid for interest	$70,284	$37,851

Non-cash transactions
Transaction costs	$3,269,039	$-
Issuance of Class A common stock to vendors	$2,478,480	$-
Issuance of Class A common stock to backstop investors	$1,569,440	$-
Preferred dividends	$8,224,091	$-

The accompanying notes are an integral part of these consolidated financial statements.

Zeo Energy Corp.

Notes to the Condensed Consolidated Financial Statements

June 30, 2024

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

Zeo Energy Corp.

Notes to the Condensed Consolidated Financial Statements

June 30, 2024

Prior to the Closing, the Sellers transferred 24.167% of their Sunergy Company Interests (which were thereafter exchanged for Seller OpCo Units and Seller Class V Shares at the Closing, as described above) pro rata to Sun Managers, LLC, a Delaware limited liability company (“Sun Managers”), in exchange for Class A Units (as defined in the Sun Managers limited liability company agreement (the “SM LLCA”) in Sun Managers. In connection with such transfer, Sun Managers executed a joinder to, and became a “Seller” for purposes of, the Business Combination Agreement. Sun Managers intends to grant Class B Units (as defined in the SM LLCA) in Sun Managers through the Sun Managers, LLC Management Incentive Plan (the “Management Incentive Plan”) adopted by Sun Managers to certain eligible employees or service providers of OpCo, Sunergy or their subsidiaries, in the discretion of Timothy Bridgewater, as manager of Sun Managers. Such Class B Units may be subject to a vesting schedule, and once such Class B Units become vested, there may be an exchange opportunity through which the grantees may request (subject to the terms of the Management Incentive Plan and the OpCo A&R LLC Agreement (as defined below)) the exchange of their Class B Units into Seller OpCo Units (together with an equal number of Seller Class V Shares), which may then be converted into Zeo Class A Common Stock (subject to the terms of the Management Incentive Plan and the OpCo A&R LLC Agreement). Grants under the Management Incentive Plan will be made after Closing. As of June 30, 2024, no such grants have occurred.

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

Based upon the evaluation of the OpCo A&R LLC Agreement, OpCo is considered to be a Variable Interest Entity (“VIE”) and ESGEN is considered to be the primary beneficiary through its membership interest and manager powers conferred to it through the Class A Units. For VIEs, the accounting acquirer is always considered to be the primary beneficiary. As such, Zeo will consolidate OpCo and will be considered to the accounting acquirer; however, further consideration of whether the entities are under common control was required in order to determine whether there is an ultimate change in control and the acquisition method of accounting is required under ASC 805.

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

Zeo Energy Corp.

Notes to the Condensed Consolidated Financial Statements

June 30, 2024

Prior to the Business Combination and the contributions to Sun Managers, Sunergy was majority owned by 5 entities (the “Primary Sellers”):

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

Zeo Energy Corp.

Notes to the Condensed Consolidated Financial Statements

June 30, 2024

NOTE 2 - LIQUIDITY AND GOING CONCERN

As of June 30, 2024, the Company had $9.6 million of working capital including $5.3 million of cash and cash equivalents. Management has assessed the going concern assumptions of the Company during the preparation of these consolidated financial statements.

The Company’s condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Historically, the Company’s primary source of funding to support operations has been cash flows from operations.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and principles of Consolidation

The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. These statements should be read in conjunction with Sunergy’s audited financial statements for the fiscal year ended December 31, 2023 as included with the Company’s Form 8-K/A filed with the SEC on March 25, 2024. The results reported in these unaudited condensed consolidated financial statements are not necessarily indicative of results for the full fiscal year.

Our condensed consolidated financial statements include the accounts of Zeo Energy Corp, the accounts of Sun First Energy, LLC, Sunergy Solar LLC and Sunergy Roofing and Construction, LLC, all wholly owned subsidiaries, and ESGEN Opco, VIE for which the Company is the primary beneficiary. All intercompany balances and transactions have been eliminated in consolidation. The December 31, 2023 balances reported herein are derived from the audited consolidated financial statements of Sunergy as included in the Company’s Current Report on Form 8-K/A Amendment No. 2,filed with the SEC on August 19, 2024.

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

Zeo Energy Corp.

Notes to the Condensed Consolidated Financial Statements

June 30, 2024

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

Accounts receivable, net of allowance for credit losses

Accounts receivable is presented at the invoiced receivable amounts, less any allowance for any potential expected credit loss amounts, and do not bear interest. The Company estimates allowance for credit losses based on the creditworthiness of each customer, historical collections experience, forward looking information and other information including the aging of the receivables. This analysis resulted in an allowance for credit losses as of June 30, 2024 and December 31, 2023 of $1,112,580 and $862,580, respectively. Additionally, the Company had no write-offs and no recoveries for each of the three and six months ended June 30, 2024 and 2023. The majority of our customers finance their purchase and installation of solar panels through various financing companies, who then remit payment to Sunergy typically within 3 days after installation. The Company is not deemed a borrower with these financing agreements and as a result is not subject to any of the terms of the financing transaction between the financing company and the customer.

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

Prepaid expenses and other current assets

Prepaid expenses and other current assets consist of accrued employee expenses, prepaid insurance, and other current assets.

Concentration of credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents and trade accounts receivable. The Company maintains its cash and cash equivalent balances in highly rated financial institutions, which at times may exceed federally insured limits. The amounts over these insured limits as of June 30, 2024 and December 31, 2023 were $5,092,120 and $6,979,011, respectively. The Company mitigates this concentration of credit risk by monitoring the credit worthiness of the financial institutions. No losses have been incurred to date on any deposits.

The Company performs periodic credit evaluations of its customers’ financial condition and also monitors the financial condition of the financial counterparties that finance customer transactions and generally does not require collateral. No one customer or financing counterparty exceeded 10% of accounts receivable as of June 30, 2024 and December 31, 2023.

Inventories

Inventories are primarily comprised of solar panels and other related items necessary for installations and service needs. Inventories are accounted for on a first-in-first-out basis and are measured at the lower of cost or net realizable value, where cost is determined using a weighted-average cost method. When evidence exists that the net realizable value of inventory is lower than its cost, the difference is recognized as cost of goods sold in the condensed consolidated statements of operations. As of June 30, 2024 and December 31, 2023, inventory was $436,859 and $350,353, respectively.

Zeo Energy Corp.

Notes to the Condensed Consolidated Financial Statements

June 30, 2024

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

Impairment of long-lived assets

Management reviews each asset or asset group for impairment whenever events or circumstances indicate that the carrying value of an asset or asset group may not be recoverable, and at least annually. No impairment provisions were recorded by the Company during the three and six months ended June 30, 2024 and 2023.

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

Goodwill

Goodwill is recognized and initially measured as any excess of the acquisition-date consideration transferred in a business combination over the acquisition-date amounts recognized for the net identifiable assets acquired. Goodwill is not amortized but is tested for impairment annually, or more frequently if an event occurs or circumstances change that would more likely than not result in an impairment of goodwill. First, the Company assesses qualitative factors to determine whether or not it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the Company concludes that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the Company conducts a quantitative goodwill impairment test comparing the fair value of the applicable reporting unit with its carrying value. If the carrying amount of the reporting unit exceeds the fair value of the reporting unit, the Company recognizes an impairment loss in the consolidated statements of operations for the amount by which the carrying amount exceeds the fair value of the reporting unit. The Company performs its annual goodwill impairment test at December 31 of each year. There was no goodwill impairment for the three months ended June 30, 2024 and 2023.

Zeo Energy Corp.

Notes to the Condensed Consolidated Financial Statements

June 30, 2024

Intangible assets subject to amortization

Intangible assets include trade names, customer lists and non-compete agreements. Amounts are subject to amortization on a straight-line basis over the estimated period of benefit and are subject to annual impairment consideration. Costs incurred to renew or extend the term of a recognized intangible asset, such as the acquired trademark, are capitalized as part of the intangible asset and amortized over its revised estimated useful life.

Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of the intangible assets may not be recoverable. Conditions that would necessitate an impairment assessment include a significant decline in the observable market value of an asset, a significant change in the extent or manner in which an asset is used, or any other significant adverse change that would indicate that the carrying amount of an asset or group of assets may not be recoverable. The Company evaluates the recoverability of intangible assets by comparing their carrying amounts to future net undiscounted cash flows expected to be generated by the intangible assets. If such intangible assets are considered to be impaired, the impairment recognized is measured as the amount by which the carrying amount of the intangible assets exceeds the fair value of the assets. The Company determines fair value based on discounted cash flows using a discount rate commensurate with the risk inherent in the Company’s current business model for the specific intangible asset being valued. No impairment charges were recorded for the three and six months ended June 30, 2024 and 2023.

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

Lease Term — Leases with an initial term of 12 months or less are not recorded on the balance sheet and we recognize lease expense for these leases on a straight-line basis over the lease term. Most leases include one or more options to renew, with renewal terms that can extend the lease term from one month to one year or more. Additionally, some of our leases include an option for early termination. The Company includes renewal periods and excludes termination periods from our lease term if, at commencement, it is reasonably likely that it will exercise the option.

Lease Payments — Certain of the Company’s lease agreements include rental payments that are adjusted periodically for inflation or passage of time. These step payments are included within our present value calculation as they are known adjustments at commencement. Some of its lease agreements include variable payments that are excluded from the present value calculations.

Warrant Liabilities

The Company evaluates all of its financial instruments, including issued share purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 815-40, Derivatives and Hedging (“ASC 815-40”). The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is reassessed at the end of each reporting period. The Company accounts for the Public Warrants (as defined in Note 11) (the “Warrants”) in accordance with the guidance contained in ASC 815-40 under which the Warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, the Company classifies the Warrants as liabilities at their fair value and adjusts the Warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the consolidated statements of operations. The Warrants for periods where no observable traded price was available are valued using a binomial lattice model. The quoted market price is utilized as the fair value as of each relevant date.

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

June 30, 2024

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

	For the three months ended June 30,		For the six months ended June 30,
	2024	2023	2024	2023
Solar Systems Installations, gross	$18,466,792	$40,936,775	$44,892,970	$64,309,392
Financing Fees	(4,493,037)	(12,533,767)	(12,430,614)	(18,784,295)
Solar Systems Installations, net	13,973,755	28,403,008	32,462,356	45,525,097
Roofing Installations	738,071	1,676,357	2,113,260	3,285,757
Total net revenues	$14,711,826	$30,079,365	$34,575,616	$48,810,854

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

	June 30, 2024	December 31, 2023
Contract liabilities, beginning of the period	$5,223,518	$1,149,047
Revenue recognized from amounts included in contract liabilities at the beginning of the period	(5,223,518)	(1,149,047)
Cash received prior to completion of performance obligation	279,901	5,223,518
Contract liabilities, as of the end of the period	$279,901	$5,223,518

Zeo Energy Corp.

Notes to the Condensed Consolidated Financial Statements

June 30, 2024

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

Zeo Energy Corp.

Notes to the Condensed Consolidated Financial Statements

June 30, 2024

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

Redeemable Noncontrolling Interests

Noncontrolling interests represent the portion of ESGEN Opco, LLC that Zeo Energy Corp. controls and consolidates but does not own. The noncontrolling interests was created as a result of the Business Combination and represents 33,730,000 common units issued by Zeo Energy Corp to the prior investors. As of the Close of the Business Combination, Zeo Energy Corp. held a 13.0% interest in ESGEN Opco LLC with the remaining 87.0% interest held by ESGEN OpCo’s prior investors. The prior investors’ interests in ESGEN Opco. LLC represent a redeemable noncontrolling interest. At its discretion, the members have the right to exchange their common units in ESGEN Opco LLC (along with the cancellation of the paired shares of Zeo Energy Corp or the Class V Common Stock) for either shares of Class A Common Stock on a one-to-one basis or cash proceeds of equal value at the time of redemption. Any redemption of ESGEN Opco, LLC Common Units in cash must be funded through a private or public offering of Class A Common Stock and is subject to the Company’s Board’s approval. As of June 30, 2024, the prior investors of ESGEN Opco LLC hold the majority of the voting rights on the Board.

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

Redeemable Convertible Preferred Units

The Company records redeemable convertible preferred units at fair value on the dates of issuance, unless an exception applies, net of issuance costs. The redeemable convertible preferred units have been classified outside of stockholders’ equity (deficit) as temporary equity on the accompanying condensed consolidated balance sheets because the shares contain certain redemption features that are not solely within the control of the Company. See Note 10 – Redeemable Noncontrolling Interests and Equity. Because the Class A convertible preferred units are held by the Sponsor at the OpCo level, the preferred units are presented as a noncontrolling interest on the condensed consolidated balance sheets.

Income Taxes

Zeo Energy Corp. is a corporation and thus is subject to United States (“U.S.”) federal, state and local income taxes. ESGEN Opco, LLC is a partnership for U.S. federal income tax purposes and therefore does not pay United States federal income tax. Instead, the ESGEN Opco, LLC unitholders, including Zeo Energy Corp., are liable for U.S. federal income tax on their respective shares of Intuitive Machines, LLC’s taxable income. ESGEN Opco, LLC is liable for income taxes in those states which tax entities classified as partnerships for U.S. federal income tax purposes.

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

Zeo Energy Corp.

Notes to the Condensed Consolidated Financial Statements

June 30, 2024

The Company follows the guidance of ASC Topic 740, Income Taxes. Interest and penalties associated with tax positions are recorded in the period assessed as general and administrative expenses. The open tax years for the tax returns generally include 2019 through 2021 for state and federal reporting purposes.

Tax Receivable Agreement

In conjunction with the consummation of the Transactions, Zeo Energy Corp entered into a Tax Receivable Agreement (the “TRA”) with ESGEN Opco, LLC and certain ESGEN Opco, LLC members (the “TRA Holders”). Pursuant to the TRA, Zeo Energy Corp. is required to pay the TRA Holders 85% of the net cash savings, if any, in U.S. federal, state and local income and franchise tax (computed using simplifying assumptions to address the impact of state and local taxes) that the Company actually realizes (or is deemed to realize in certain circumstances) in periods after the Business Combination as a result of, as applicable to each such TRA Holder, (i) certain increases in tax basis that occur as a result of the acquisition (or deemed acquisition for U.S. federal income tax purposes) of all or a portion of such TRA Holder’s Exchangeable OpCo Units pursuant to the exercise of the OpCo Exchange Rights or a Mandatory Exchange and (ii) imputed interest deemed to be paid by the Company as a result of, and additional tax basis arising from, any payments it makes under the Tax Receivable Agreement. All such payments to the TRA Holders are the obligations of Zeo Energy Corp., and not that of ESGEN Opco, LLC. As of June 30, 2024, there have been no exchanges of ESGEN Opco, LLC units for Class A Common Stock of Zeo Energy Corp. and, accordingly, no TRA liabilities currently exist. Future exchanges will result in incremental tax attributes and potential cash tax savings for Zeo Energy Corp. Depending on the Company’s assessment of the realizability of such Tax Attributes, the arising TRA liability will be recorded through income.

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

NOTE 4 - REVERSE RECAPITALIZATION

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

Cash-trust and cash, net of redemptions	$2,714,091
Less: transaction costs, promissory note and professional fees, paid	(7,350,088)
Proceeds from Sponsor PIPE investment	15,000,000
Net proceeds from the Business Combination	10,364,003
Less: liabilities assumed	(12,041,288)
Reverse recapitalization, net	$(1,677,285)

Zeo Energy Corp.

Notes to the Condensed Consolidated Financial Statements

June 30, 2024

The number of shares of Common Stock issued immediately following the consummation of the Business Combination was:

	Class V Common Stock	Class A Common Stock
ESGEN Class A common stock, outstanding prior to the Business Combination	-	7,027,636
Forfeiture of Class A founder shares	-	(2,900,000)
Less redemptions	-	(1,159,976.00)
Class A common stock of ESGEN	-	2,967,660
ESGEN Class B common stock, outstanding prior to the Business Combination	-	1,280,923
Business Combination shares	-	4,248,583
Sunergy Shares	33,730,000	-
Issuance of Class A Shares to third party advisors	-	553,207
Issuance of Class A Shares to backstop investor	-	225,174
Shares issued to sponsor	1,500,000	-
Common Stock immediately after the Business Combination	35,230,000	5,026,964

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

NOTE 5 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	As of June 30,	As of December 31,
	2024	2023
Internally-developed software	$904,154	$691,745
Furniture	126,007	126,007
Equipment and vehicles	3,084,381	2,965,961
Property and equipment	4,114,542	3,783,713
Accumulated depreciation	(1,270,918)	(865,393)
	$2,843,624	$2,918,320

Depreciation expense related to the Company’s property and equipment was 199,832 and $164,983 for the three months ended June 30, 2024 and 2023, respectively, and $405,525 and $272,998 for the six months ended June 30, 2024 and 2023, respectively, which are included in depreciation and amortization expense on the accompanying condensed consolidated statements of operations.

Zeo Energy Corp.

Notes to the Condensed Consolidated Financial Statements

June 30, 2024

NOTE 6 - INTANGIBLE ASSETS

The following is a summary of the Company’s intangible assets, net as of June 30, 2024 and December 31, 2023:

	Weighted	June 30, 2024
	Average Useful	Gross Carrying	Accumulated
	Life (in years)	Amount	Amortization	Total
Trade names	0.25	$3,084,100	$2,827,089	$257,011
Customer lists	0	496,800	496,800	-
Non-compete	0	224,000	224,000	-
		$3,804,900	3,547,889	$257,011

	Weighted	December 31, 2023
	Average Useful	Gross Carrying	Accumulated
	Life (in years)	Amount	Amortization	Total
Trade names	1.5	$3,084,100	$2,313,072	$771,028
Customer lists	1	496,800	496,800	-
Non-compete	1	224,000	224,000	-
		$3,804,900	$3,033,872	$771,028

The Company periodically reviews the estimated useful lives of its identifiable intangible assets, taking into consideration any events or circumstances that might result in either a diminished fair value or revised useful life. Management has determined there have been no indicators of impairment or change in useful life for the years ended June 30, 2024 and 2023. Amortization expense relating to the Company’s intangible assets was $257,009 and $324,584 for the three months ended June 30, 2024 and 2023, respectively, and $514,017 and $649,166 for the six months ended June 30, 2024 and 2023, respectively, which were included in depreciation and amortization expenses on the accompanying condensed consolidated statements of operations.

NOTE 7 - ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

The following table summarizes accrued expenses and other current liabilities:

	June 30,	December 31,
	2024	2023
Credit card accrual	$116,559	$58,963
Accrued payroll	136,668	136,668
Accrued commissions	205,469	856,360
Accrued dealer fees	784,527	2,415,966
Transaction costs	2,316,144	-
Accrued Other	200,000	1,178,408
	$3,759,367	$4,646,365

NOTE 8 - LEASES

The Company leases both office space and warehouse space for its operations. Lease maturities vary from 2 to 5 years. Leases are viewed and recorded as operating leases and as such periodic payments (monthly) are expensed according to the period for which payment is made. Operating lease costs recorded in general and administrative expenses in the consolidated statements of operations were $163,965 and $141,787 for the three months ended June 30, 2024 and 2023, respectively and $327,930 and $272,729 for the six months ended June 30, 2024 and 2023, respectively.

Zeo Energy Corp.

Notes to the Condensed Consolidated Financial Statements

June 30, 2024

The following amounts were recorded in the Company’s balance sheet relating to its operating lease and other supplemental information:

	June 30, 2024	December 31, 2023
Operating lease ROU assets	$828,447	$1,135,668

Current operating lease liabilities	384,415	539,599
Non-current operating lease liabilities	468,796	636,414
Total lease liabilities	$853,211	$1,176,013

Other supplemental information:
Weighted average remaining lease term (years)	2.82	2.86
Weighted average discount rate	4.19%	4.26%

The following table summarizes the supplemental cash flow information related to leases:

	June 30,	June 30,
	2024	2023
Cash paid for amounts included in lease liabilities	$172,613	$256,832
Right-of-use assets obtained in exchange for operating lease liabilities, net	$-	$653,663

The following table presents the maturity analysis of operating lease liabilities as of December 31, 2023:

Years	Operating Leases
2024	$232,036
2025	291,270
2026	186,931
2027	138,284
2028	58,566
Total lease payments	907,087
Less interest	53,876
Present value of lease liabilities	853,211

The Company has deposited security payments related to the facility leases of $71,515 included in the accompanying condensed consolidated balance sheets as other assets.

NOTE 9 - DEBT

The Company has financing arrangements for many of the vehicles in its fleet. The financing includes direct loans for each vehicle being financed. The Company entered into new vehicle financing arrangements totaling $0 and $281,575 for the three months ended June 30, 2024 and 2023, respectively, and $0 and $744,933 for the six months ended June 30, 2024 and 2023. Payments of debt obligations are based on level monthly payments for 60 months and include interest rates ranging from 4.94% - 11.09%. As of June 30, 2024, the weighted average interest rate on the Company’s short debt obligations was 7.8%. The combined amounts of these financial obligations are included in the Consolidated Balance Sheets as Current portion of long-term debt and Long-term debt. The company does not have debt covenants associated with these arrangements.

The following table presents the maturity analysis of the long-term debt as of June 30, 2024:

Years
2024	$206,247
2025	436,976
2026	451,457
2027	285,134
2028	215,978
Total debt	1,595,792
Less current portion	420,745
Long-term debt	$1,175,047

Zeo Energy Corp.

Notes to the Condensed Consolidated Financial Statements

June 30, 2024

NOTE 10 – REDEEMABLE NONCONTROLLING INTEREST AND EQUITY

Business Combination

The consolidated statements of stockholders’ deficit, mezzanine equity and redeemable noncontrolling interests reflect the reverse recapitalization and Business Combination as described in Note 1 - Business Description and Note 4 – Reverse Recapitalization. As Sunergy was deemed to be the accounting acquirer in the Business Combination, all periods prior to the consummation of the Business Combination reflect the balances and activity of Sunergy Renewables, LLC. The consolidated balances as of December 31, 2023 from the financial statements of Sunergy Renewables, LLC as of that date and membership unit activity in the consolidated statements of change in stockholders’ deficit, as well as mezzanine and noncontrolling interests, prior to the consummation of the Business Combination have not been retroactively adjusted.

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

Zeo Energy Corp.

Notes to the Condensed Consolidated Financial Statements

June 30, 2024

The table below reflects share information about the Company’s capital stock as of June 30, 2024.

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

Zeo Energy Corp.

Notes to the Condensed Consolidated Financial Statements

June 30, 2024

Class A Convertible Preferred Units (Mezzanine Equity)

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

Zeo Energy Corp.

Notes to the Condensed Consolidated Financial Statements

June 30, 2024

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

Redeemable Noncontrolling Interests

As of June 30, 2024, the prior investors of Sunergy, LLC own 87.03% of the common units of the Company. The OpCo A&R LLC Agreement provides among other things, a holder of corresponding economic, non-voting Class B units of OpCo (the “Exchangeable OpCo Units”) has the right to cause OpCo to redeem one or more of such Exchangeable OpCo Units, together with the cancellation of an equal number of shares of such holder’s Zeo Class V Common Stock, for shares of Zeo Class A Common Stock on a one-for-one basis, or, at the election of Zeo (as manager of OpCo), cash, in each case, subject to certain restrictions set forth in the OpCo A&R LLC Agreement and the Charter. The OpCo A&R LLC Agreement also provides for mandatory OpCo Unit Redemptions in certain limited circumstances, including in connection with certain changes of control. Subject to certain conditions, the Class A Convertible OpCo Preferred Units are redeemable by Zeo and following the first anniversary of the Closing may be converted by the Sponsor into Exchangeable OpCo Units (and then would be immediately exchanged on a one-for-one basis, together with an equal number of accompanying shares of Zeo Class V Common Stock, for shares Zeo Class A Common Stock). The Convertible OpCo Preferred Units have accruing distributions of 10% per annum and the Sponsor as holder thereof has certain consent rights over the taking of certain actions of OpCo and its subsidiaries.

The financial results of OpCo, LLC are consolidated with the Company with the redeemable noncontrolling interests’ share of our net loss separately allocated.

Zeo Energy Corp.

Notes to the Condensed Consolidated Financial Statements

June 30, 2024

NOTE 11- STOCK-BASED COMPENSATION

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

The purpose of the Incentive Plan is to provide a means through which the Company and the other members of the Company Group may attract and retain key personnel and to provide a means whereby directors, officers, employees, consultants and advisors of the Company and the other members of the Company Group can acquire and maintain an equity interest in the Company, or be paid incentive compensation measured by reference to the value of Common Stock, thereby strengthening their commitment to the welfare of the Company Group and aligning their interests with those of the Company’s stockholders.

On the Closing Date the Company entered into an Executive Employment Agreement with the Company’s CEO. In addition to the CEO’s annual salary and cash bonus, the CEO became eligible to receive certain grants of vested shares under the 2024 Omnibus Incentive Plan as follows:

●	50,000 vested shares to be granted on the date that is 12 months after the Closing Date;

●	50,000 vested shares to be granted on the date that is 24 months after the Closing Date; and

●	50,000 vested shares to be granted on the date that is 35 months after the after the Closing Date.

The Company determined the grant date fair value per share was $6.97, a Level 2 measurement, by reference to the publicly traded stock price on March 13, 2024.

Further, if, within three (3) years of the effective date of the Closing, (i) the volume-weighted average price of shares of the publicly traded stock of the Company exceeds $7.50 for 20 or more days of any consecutive 30-day period, then the CEO will be granted vested equity from the Incentive Plan equal to 1% of the total issued and outstanding capital stock of the Company, (ii) the volume-weighted average price of shares of the publicly traded stock of the Company exceeds $12.50 for 20 or more days of any consecutive 30-day period, then the CEO will be granted additional vested equity from the Incentive Plan equal to 1% of the total issued and outstanding capital stock of the Company, (iii) and the volume-weighted average price of shares of the publicly traded stock of the Company exceeds $15.00 for 20 or more days of any consecutive 30-day period, then the CEO will be granted additional vested equity from the Incentive Plan equal to 1% of the total issued and outstanding capital stock of the Company.

The per unit fair value and derived service period for each Tranche of Performance Based Executive Shares is included in the Valuation of Performance-based Equity Bonus Awards as of March 13, 2024, as follows:

During the three and six months ended June 30, 2024, $2,417,888 and $2,922,722, respectively, of equity compensation expense was recognized for these awards. As of June 30, 2024, an unrecognized compensation expense of $3,883,549 was determined and is expected to be recognized over the remaining 2.7 years.

Zeo Energy Corp.

Notes to the Condensed Consolidated Financial Statements

June 30, 2024

NOTE 12 - WARRANT LIABILITIES

As part of ESGEN’s initial public offering (“IPO”), ESGEN issued warrants to third-party investors where each whole warrant entitles the holder to purchase one share of the Company’s common stock at an exercise price of $11.50 per share (the “Public Warrants”). Simultaneously with the closing of the IPO, ESGEN completed the private sale of warrants where each warrant allows the holder to purchase one share of the Company’s common stock at $11.50 per share. Upon the closing of the Business Combination the 14,040,000 Private Warrants were forfeited. As of June 30, 2024, there are 13,800,000 Public Warrants and no Private Placement warrants outstanding.

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

The Public Warrants are recognized as derivative liabilities in accordance with ASC 815, Derivatives and Hedging (“ASC 815”). Accordingly, the Company recognized the warrant instruments as liabilities at fair value as of the Closing Date, with an offsetting entry to additional paid-in capital and adjusts the carrying value of the instruments to fair value through other income (expense) on the condensed consolidated statements of operations at each reporting period until they are exercised. As of June 30, 2024, the Public Warrants are presented as warrant liabilities on the accompanying condensed consolidated balance sheet.

NOTE 13 - RELATED PARTY TRANSACTIONS

There is one operating lease with a related party. Operating lease cost relating to this lease was $7,464 for each of the three months ended June 30, 2024 and 2023 and $14,929 for each of the six months ended June 30, 2024 and 2023. As of June 30, 2024 and December 31, 2023, the related party operating lease right of use asset was $43,061 and $75,378, respectively, and the related party operating lease liability was $44,476 and $58,134, respectively.

In 2023, some of the Company’s customers financed their obligations with a related party, Solar Leasing, whose CEO is also the CEO of the Company. These arrangements are similar to those with the Company’s third-party lenders. As such, Solar Leasing deducts their financing fees and remits the net amount to the Company. For the three months ended June 30, 2024 and 2023, the Company recognized $6,997,626 and $0 of revenue, net of financing fees of $3,127,622 and $0, respectively from these arrangements. For the three months ended June 30, 2024 and 2023, the Company recognized $15,810,395 and $0 of revenue, net of financing fees of $6,983,841 and $0, respectively from these arrangements. As of June 30, 2024 and December 31, 2023, the Company had $819,212 and $396,488 of accounts receivable, $784,527 and $2,415,966 of accrued expenses and $9,900 and $1,160,848 of contract liabilities due to related parties relating to these arrangements, respectively.

Zeo Energy Corp.

Notes to the Condensed Consolidated Financial Statements

June 30, 2024

NOTE 14 – FAIR VALUE MEASUREMENTS

Items Measured at Fair Value on a Recurring Basis:

The Company accounts for certain liabilities at fair value on a recurring basis and classifies these liabilities within the fair value hierarchy (Level 1, Level 2, or Level 3).

Liabilities subject to fair value measurements are as follows:

	June 30, 2024
	Level 1	Level 2	Level 3	Total
Liabilities:
Warrant liabilities	$828,000	$-	$-	$828,000

The Company’s Warrants are traded on the Nasdaq. As such, the Warrant valuation is based on unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access. The fair value of the Warrant liabilities is classified within Level 1 of the fair value hierarchy. There were no warrant liabilities as of December 31, 2023.

NOTE 15 – NET (LOSS) INCOME PER SHARE

Basic net loss per share of Class A common stock is computed by dividing net income attributable to Class A common stockholders from March 13, 2024, or the Closing Date, to June 30, 2024 by the weighted-average number of shares of Class A common stock outstanding for the same periods.

Diluted net loss per share is the same as basic net loss per share as the inclusion of potentially issuable shares that would be anti-dilutive.

Prior to the Business Combination, the membership structure of Sunergy Renewables, LLC included membership units. In conjunction with the closing of the Business Combination, the Company effectuated a recapitalization whereby all membership units were converted to common units of OpCo, LLC and the Company. implemented a revised class structure including Class A common stock having one vote per share and economic rights, and Class V Common Stock having one vote per share and no economic rights. Shares of the Company’s Class V Common Stock do not participate in the earnings or losses of the Company and are therefore not participating securities. The Company has determined that the calculation of loss per unit for periods prior to the Business Combination would not be meaningful to the users of these consolidated financial statements. Therefore, net loss per share information has not been presented for periods prior to the Business Combination on March 13, 2024. The basic and diluted net income per share for the six months ended June 30, 2024 represents only the period of March 14, 2024 to June 30 2024.

The following table presents the computation of the basic and diluted income per share of Class A Common Stock for the period of March 14, 2024 (the Closing Date) to June 30, 2024:

	Three months ended	Six months ended
	June 30, 2024	June 30, 2024
Numerator
Net income attributable to Class A common shareholders	$167,238	$(1,076,953)
Denominator
Basic and diluted weighted-average shares of Class A common stock outstanding	5,026,964	3,010,654

Net income per share of Class A common stock - basic and diluted	$0.03	$(0.36)

Zeo Energy Corp.

Notes to the Condensed Consolidated Financial Statements

June 30, 2024

The following table presents potentially dilutive securities, as of the end of the period, excluded from the computation of diluted net earnings per share of Class A Common Stock.

	Three months ended	Six months ended
	June 30, 2024	June 30, 2024
Warrants(1)	13,800,000	13,800,000
Series A Preferred Stock (2)	1,500,000	1,500,000

(1)	Represents number of instruments outstanding at the end of the period that were evaluated under the treasury stock method for potentially dilutive effects and were determined to be anti-dilutive.
(2)	Represents number of Preferred Units outstanding at the end of the period that were excluded using the if-converted method.

NOTE 16 - COMMITMENTS AND CONTINGENCIES

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

The manufacturers’ warranties on the solar energy system components, which are typically passed through to the customers, typically have product warranty periods of 10 to 20 years and a limited performance warranty period of 25 years. As of June 30, 2024 and 2023, the Company did not record a warranty reserve as the historical costs incurred that the Company is required to pay have not been significant or indicative of the Company performing warranty work in the future. The Company, at its discretion, may provide certain reimbursements to customers if certain solar equipment is not operating as intended during future periods.

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

NOTE 17 - SUBSEQUENT EVENTS

Subsequent events have been evaluated through August 19, 2024, which represents the date the consolidated financial statements were available to be issued, and no events have occurred through that date that would impact the financial statements.

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

We have focused to date on a simple, capital light business strategy utilizing, as of June 30, 2024, approximately 170 sales agents and approximately 27 independent sales dealers to produce a growing sales pipeline. We engineer and design projects and process building permit applications on behalf of our customers to timely install their systems and assist their connections to the local utility power grid. Most of the equipment we install is drop-shipped to the installation site by our regional distributors, requiring minimal inventory to be held by the Company during any given period. We depend on our distributors to timely handle logistics and related requirements in moving equipment to the installation sites. In addition to our main offering of residential solar energy systems, we sell and install products such as roofing, insulation, energy efficient appliances and battery storage systems for the residential market.

We believe that continued government policy support of solar energy and increasing conventional utility costs provide the solar energy market with material headwinds for accelerating adoption in the United States, which currently lags other international markets, including Australia and Europe. We offer our products and services throughout Florida, Texas, Arkansas, Missouri, Ohio and Illinois and plan to enter new markets selectively where favorable net metering policies exist and solar penetration is below 7% of the addressable residential market. Most of our sales were generated in Florida and Ohio through June 30, 2024 and 2023 with the remainder for each period generated in Texas, Arkansas, Missouri and Illinois. We have focused on improving our operational efficiency to meet the growing demand for our services and have increased our installation capacity by investing in new equipment and technology. We have also expanded our workforce by hiring more skilled technicians and training them extensively to ensure that they meet our high standards for quality and safety.

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

The following table sets forth these metrics for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except percentages)	2024	2023	2024	2023
Revenue, net	14,712	30,079	34,576	48,811
Gross profit	3,929	5,145	5,966	8,635
Gross margin	26.7%	17.1%	17.3%	17.7%
Operating profit	(2,196)	828	(3,953)	2,442
Net (loss) income	(1,290)	797	(3,182)	2,400
Adjusted EBITDA	679	1,318	(111)	3,364
Adjusted EBITDA margin	4.6%	4.4%	(0.3)%	6.9%

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

Adjusted EBITDA and Adjusted EBITDA Margin

We define Adjusted EBITDA, a non-GAAP financial measure, as earnings (loss) before interest expense, income tax expense (benefit), depreciation and amortization, other income (expenses), net, and stock compensation, as adjusted to exclude merger transaction related expenses. We define Adjusted EBITDA margin, a non-GAAP financial measure, expressed as a percentage, as the ratio of Adjusted EBITDA to revenue, net. See “Non-GAAP Financial Measures” for a reconciliation of GAAP net loss to Adjusted EBITDA and a ratio of GAAP net loss to revenue, net.

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

Expansion of New Products and Services. In 2024 we have sold over $2.1 million in roofing replacements to facilitate our solar installations and to repair rooftops on homes in Florida damaged by severe weather. We plan to expand our roofing business in all markets we enter in the future. Roofing facilitates a faster processing time for our solar installations in cases where the customer is in need of a roof replacement prior to installing a solar system. In addition, to provide more financing options for our prospective residential solar energy customers, in 2023, we launched a program that allows customers to choose a leasing option to finance their systems from a third party. We expect selling systems utilizing third party leases under this and other similar programs to be a growing portion of our customer finance offerings in the future.

Adding New Customers and Expansion of Sales with Existing Customers. We intend to approximately double our in-house sales force and external sales dealers in 2024 in order to target new customers in the Southern U.S. regional residential markets. We provide competitive compensation packages to our in-house sales teams and external sales dealers, which incentivizes the acquisition of new customers.

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

Interest rates. Interest rate increases for both short-term and long-term debt have increased sharply. Historically, most of our customers have financed the purchase of their solar systems. Higher interest rates have resulted in higher monthly costs to customers, which has the effect of slowing the financing-related sales of solar systems in the areas in which we sell and operate. We do not have information that allows us to quantify the adverse effects attributable to increased interest rates.

Managing our Supply Chain. We rely on contract manufacturers and suppliers to produce our components. We have seen supply chain challenges and logistics constraints increase, including component shortages, which have, in certain cases, caused delays in the delivery of critical components and inventory, created longer lead times, and resulted in increased costs on jobs that were impacted by these issues. We experienced material shortages and an increase in pricing in 2022 and the beginning of 2023. In the second half of 2023 purchases saw a correction in the supply chain. Our suppliers are generally meeting our materials needs and we are realizing a decrease in pricing for our solar components. Our ability to grow depends, in part, on the ability of our contract manufacturers and suppliers to provide high quality services and deliver components and finished products on time and at reasonable costs. In the event we are unable to mitigate the impact of delays and/or price increases in raw materials, electronic components and freight, it could delay the manufacturing and installation of our systems, which would adversely impact our cash flows and results of operations, including revenue and gross margin.

Components of Consolidated Statements of Operations

Revenue, net

Our primary source of revenue is the sale of our residential solar systems. Our systems are fully functional at the time of installation and require an inspection prior to interconnection to the utility power grid. We sell our systems primarily direct to end user customers for use in their residences. Upon installation inspection, we satisfy our performance obligation and recognize revenue. Many of the Company’s customers finance their obligations with third parties. In these situations, the finance company deducts their financing fees and remits the net amount to the Company. Revenue is recorded net of these financing fees (and/or dealer fees). The volume of sales and installations of rooftop solar systems, our primary product, increase from April to September when a majority of our sales teams are most active in our areas of service. In addition to sales of solar systems, “adders” or accessories to a sale may include roofing, energy efficient appliances, upgraded insulation and/or energy storage systems. All adders consisted of less than 10% of the total revenue, net in each of the three and six months ended June 30, 2024 and 2023.

Our revenue is affected by changes in the volume and average selling prices of our solutions and related accessories, supply and demand, sales incentives and fluctuating interest rates that increase or decrease the monthly payments for customers purchasing systems through third party financing. Approximately 5% of our sales were paid in cash by the customer in each of the three and six months ended June 30, 2024 and 2023. Our revenue growth is dependent on our ability to compete effectively in the marketplace by remaining cost competitive, developing and introducing new sales teams within existing and new territories, scaling our installation teams to keep up with demand and maintaining a strong internal operations team to process orders while working with building departments and utilities to permit and interconnect our customers to the utility grid.

Cost of Goods Sold

Cost of goods sold consists primarily of product costs (including solar panels, inverters, metal racking, connectors, shingles, wiring, warranty costs and logistics costs), sales commissions, installation labor and permitting costs.

During 2023, supply chain challenges and an increase in demand for our products resulted in increased equipment costs and delays. As a result, our installation and sales growth were less than we had projected. During 2024, the increase in interest rates has slowed customer interest in solar products. In this environment, the sales process is more challenging resulting in fewer sales people and sales dealers making sales. As a result, our sales are less than we had projected.

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

Other (expenses) income, net

Other (expenses) income, net primarily consists of interest expense and fees under our equipment and vehicle term loans. It also includes interest income on our cash balances, and accrued interest on tariffs previously paid and approved for a refund.

Results of Operations

Three Months Ended June 30, 2024 Compared to Year Ended June 30, 2023

The following table sets forth a summary of our consolidated statements of operations for the periods presented:

	Three Months ended June 30,		Change
	2024	2023	$	%
Revenue, net	$14,711,826	$30,079,365	$(15,367,539)	(51.1)%
Costs and expenses:
Cost of goods sold	10,325,979	24,444,491	(14,118,512)	(57.8)%
Depreciation and amortization	456,841	489,566	(32,725)	(6.7)%
Sales and marketing	215,192	490,875	(275,683)	(56.2)%
General and administrative	5,909,385	3,826,017	2,083,368	54.5%
Total operating expenses	16,907,397	29,250,949	(12,343,552)	(42.2)%
(Loss) income from operations	(2,195,571)	828,416	(3,023,987)	(365.0)%
Other (expense) income, net:
Other expense, net	50,821	(7,169)	57,990	(808.9)%
Change in fair value of warrant liabilities	828,000	-	828,000	-%
Interest expense	(34,233)	(23,999)	(10,234)	42.6%
Total other (expenses) income, net	844,588	(31,168)	875,756	(2,809.8)%
Net (loss) income before taxes	$(1,350,983)	$797,248	$(2,148,231)	(269.5)%

Revenue, net

Revenue, net decreased by approximately $15.4 million. In the higher interest environment, it is more challenging to make sales. We are seeing less volume from our internal sales teams resulting in higher attrition of sales personnel than in previous years. We are also seeing less volume from our sales dealer partners.

Cost of Goods Sold

Cost of goods sold decreased by $14.1 million. The decrease was a result of the decrease in revenue. As a percentage of revenue, cost of goods improved to 70% in 2024 from 81% in 2023. This improvement was driven by a decrease in the cost of materials and efficiencies in labor.

Depreciation and amortization

Depreciation and amortization decreased by a nominal amount, from $489,566 for the three months ended June 30, 2023 to $456,841 for the three months ended June 30, 2024. The decrease was due to to a decrease in the amortization of intangible assets which became fully depreciated..

General and Administrative expenses

General and administrative expenses increased by $2.1 million from $3.8 million for the three months ended June 30, 2023 to $5.9 million for the three months ended June 30, 2024. The increase was primarily due to $2.4 million in stock compensation recognized in 2024. There was no stock compensation expense in 2023.

Sales and Marketing

Sales and marketing expenses decreased by $275,683, from $490,875 for the three months ended June 30, 2023 to $215,192 for the three months ended June 30, 2024. The decrease was a result of a reduction in cost to support fewer sales people and less revenue.

Other (expense) income, net

Other (expense) income, net increased from an expense of $(31,168) for the three months ended June 30, 2023 to income of $844,588 for the three months ended June 30, 2024. The increase in income was due primarily to a gain on fair value of warrant liabilities.

Six Months Ended June 30, 2024 Compared to Year Ended June 30, 2023

The following table sets forth a summary of our consolidated statements of operations for the periods presented:

	Six Months ended June 30,		Change
	2024	2023	$	%
Revenue, net	$34,575,616	$48,810,854	$(14,235,238)	(29.2)%
Costs and expenses:
Cost of goods sold	27,689,680	39,253,706	(11,564,026)	(29.5)%
Depreciation and amortization	919,542	922,165	(2,623)	(0.3)%
Sales and marketing	334,175	1,040,480	(706,305)	(67.9)%
General and administrative	9,585,444	5,152,604	4,432,840	86.0%
Total operating expenses	38,528,841	46,368,955	(7,840,114)	(16.9)%
(Loss) income from operations	(3,953,225)	2,441,899	(6,395,124)	(261.9)%
Other (expense) income, net:
Other expense, net	50,821	(2,169)	52,990	(2,443.1)%
Change in fair value of warrant liabilities	690,000	-	690,000	-%
Interest expense	(71,287)	(39,543)	(31,744)	80.3%
Total other (expenses) income, net	669,534	(41,712)	711,246	(1,705.1)%
Net (loss) income before taxes	$(3,283,691)	$2,400,187	$(5,683,878)	(236.8)%

Revenue, net

Revenue, net decreased by approximately $14.2 million. In the higher interest environment, it is more challenging to make sales. We are seeing less volume from our internal sales teams resulting in higher attrition of sales personnel than in previous years. We are also seeing less volume from our sales dealer partners.

Cost of Goods Sold

Cost of goods sold decreased by $11.6 million. The decrease was a result of the decrease in revenue. As a percentage of revenue, cost of goods was consistent period to period at 80%. Depreciation and amortization

Depreciation and amortization decreased by a nominal amount, from $922,165 for the six months ended June 30, 2023 to 919,542 for the six months ended June 30, 2024. The decrease was due to a decrease in the amortization of intangible assets which became fully depreciated.

General and Administrative expenses

General and administrative expenses increased by $4.4 million from $5.2 million for the six months ended June 30, 2023 to $9.6 million for the six months ended June 30, 2024. The increase was primarily due to a $2.9 million increase in stock compensation and an increase in headcount, infrastructure-related expenses to support increased revenues and expenses related to the Business Combination.

Sales and Marketing

Sales and marketing expenses decreased by $0.7 million, from $1.0 million for the six months ended June 30, 2023 to $0.3 million for the six months ended June 30, 2024. The decrease was a result of a reduction in cost to support fewer sales people and less revenue.

Other (expense) income, net

Other expense (income), net decreased from a net expense of $(41,712) to income of $669,534. The improvement in income was due primarily to a gain on fair value of warrant liabilities of $690,000.

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

As of June 30, 2024 and December 31, 2023, our cash and cash equivalents balance were approximately $5.3 million and $8.0 million, respectively. The Company maintains its cash in checking and savings accounts.

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

Cash Flows

The following table summarizes our cash flows for the periods presented:

	For the six months ended June 30,
	2024	2023	Change
Net cash (used in) provided by operating activities	$(12,338,008)	$1,849,251	$(14,187,259)
Net cash provided by (used in) investing activities	(330,829)	(784,209)	453,380
Net cash used in financing activities	9,988,651	79,986	9,908,665

Cash flows from operating activities

Net cash used in operating activities was approximately $12.3 million during the six months ended June 30, 2024 compared to a net cash provided by operating activities of approximately $1.8 million during six months June 30, 2024. The decrease was due primarily to an increase in accounts receivable and contract liabilities. Accounts receivables have increased as our financing partners have become more conservative in how soon they fund a customer contract after completion. Contract liabilities decreased as a result of completing jobs in the first quarter for which we had received funding but deferred revenue because we had not yet achieved the revenue recognition milestones.

Cash flows from investing activities

Net cash used in investing activities was approximately $0.3 million for the six months ended June 30, 2024, primarily relating to the development of software of $0.3 million. Net cash used in investing activities for the six months ended June 30, 2023 was approximately $0.8 million primarily relating to purchases of vehicles.

Cash flows used in financing activities

Net cash provided by financing activities was approximately $10.0 million for the six months ended June 30, 2024, primarily relating to the net proceeds from the issuance of convertible preferred stock. Net cash provided by financing activities for the six months ended June 30, 2023 was approximately $0.1 million, primarily relating to proceeds from the issuance of debt to purchase vehicles offset by distributions to members.

Current Indebtedness

The Company has utilized internally generated positive cashflow to grow the business. Other than approximately $1.9 million in trade-credit with solar equipment distributors, the Company has only approximately $1.6 million of debt on service trucks and vehicles valued at approximately $1.9 million net of depreciation.

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

Adjusted EBITDA

We define Adjusted EBITDA, a non-GAAP financial measure, as net income (loss) before interest and other income (expenses), net, income tax expense, and depreciation and amortization, as adjusted to exclude merger and acquisition expenses (“M&A expenses”). We utilize Adjusted EBITDA as an internal performance measure in the management of our operations because we believe the exclusion of these non-cash and non-recurring charges allow for a more relevant comparison of our results of operations to other companies in our industry. Adjusted EBITDA should not be viewed as a substitute for net loss calculated in accordance with GAAP, and other companies may define Adjusted EBITDA differently.

The following table provides a reconciliation of net income (loss) to Adjusted EBITDA for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net income (loss)	$(1,289,798)	$797,248	$(3,181,873)	$2,400,187
Adjustment:
Other income (expense), net	(844,588)	-	(669,534)	41,712
Income tax benefit	(61,185)	-	(101,818)	-
Stock compensation		-		-
Depreciation and amortization	456,841	-	919,542	922,165

Adjusted EBITDA	(1,738,730)	797,248	(3,033,683)	3,364,064

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

The following table sets forth our calculations of Adjusted EBITDA margin for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Numerator: Adjusted EBITDA	(1,738,730)	797,248	(3,033,683)	3,364,064
Denominator: Revenue, net	14,711,826	30,079,365	34,575,616	48,810,854
Ratio of Adjusted EBITDA to revenue, net	(11.8)%	2.7	(8.8)%	6.9

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

We discuss our significant accounting policies in Note 3, Summary of Significant Accounting Policies, to our consolidated financial statements. Our significant accounting policies are subject to judgments and uncertainties that affect the application of such policies. We believe these financial statements include the most likely outcomes with regard to amounts that are based on our judgment and estimates. Our financial position and results of operations may be materially different when reported under different conditions or when using different assumptions in the application of such policies. In the event estimates or assumptions prove to be different from the actual amounts, adjustments are made in subsequent periods to reflect more current information. We believe the following accounting policies are critical to the preparation of our consolidated financial statements due to the estimation process and business judgment involved in their application:

Valuation of Business Combinations

The Company recognizes and measures the assets acquired and liabilities assumed in a business combination based on their estimated fair values at the acquisition date. Any excess or surplus of the purchase consideration when compared to the fair value of the net tangible assets acquired, if any, is recorded as goodwill or gain from a bargain purchase. The fair value of assets and liabilities as of the acquisition date are often estimated using a combination of approaches, including the income approach, which requires us to project future cash flows and apply an appropriate discount rate; and the market approach which uses market data and adjusts for entity-specific differences. We use all available information to make these fair value determinations and engage third-party consultants for valuation assistance. The estimates used in determining fair values are based on assumptions believed to be reasonable, but which are inherently uncertain. Accordingly, actual results may differ materially from the projected results used to determine fair value.

Goodwill

Goodwill is recognized and initially measured as any excess of the acquisition-date consideration transferred in a business combination over the acquisition-date amounts recognized for the net identifiable assets acquired.

Goodwill is not amortized but is tested for impairment annually, or more frequently if an event occurs or circumstances change that would more likely than not result in an impairment of goodwill. First, the Company assesses qualitative factors to determine whether or not it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the Company concludes that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the Company conducts a quantitative goodwill impairment test comparing the fair value of the applicable reporting unit with its carrying value. If the carrying amount of the reporting unit exceeds the fair value of the reporting unit, the Company recognizes an impairment loss in the consolidated statements of operations for the amount by which the carrying amount exceeds the fair value of the reporting unit. The Company performs its annual goodwill impairment test at December 31 of each year. There was no goodwill impairment recorded for the three months ended June 30, 2024 and 2023.

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

Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of the intangible assets may not be recoverable. Conditions that would necessitate an impairment assessment include a significant decline in the observable market value of an asset, a significant change in the extent or manner in which an asset is used, or any other significant adverse change that would indicate that the carrying amount of an asset or group of assets may not be recoverable. The Company evaluates the recoverability of intangible assets by comparing their carrying amounts to future net undiscounted cash flows expected to be generated by the intangible assets. If such intangible assets are considered to be impaired, the impairment recognized is measured as the amount by which the carrying amount of the intangible assets exceeds the fair value of the assets. The Company determines fair value based on discounted cash flows using a discount rate commensurate with the risk inherent in the Company’s current business model for the specific intangible asset being valued. No impairment charges were recorded for the three months ended June 30, 2024 and 2023.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer (the “Certifying Officer”) carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2024. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of June 30, 2024 due to a material weaknesses in our internal controls over financial reporting (“ICFR”) As previously disclosed, a material weakness exists in the Company’s ICFR related to ineffective controls over period end financial disclosure and reporting processes, including not timely performing certain reconciliations and the completeness and accuracy of those reconciliations, and lack of effectiveness of controls over accurate accounting and financial reporting and reviewing the underlying financial statement elements, and recording incorrect journal entries that also did not have the sufficient review and approval.

Notwithstanding the identified material weaknesses, management, including the Certifying Officer, believes that the financial statements contained in this Form 10-Q filing fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented in conformity with GAAP.

Material Weakness

A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis.

While preparing the second quarter 2024 financial statements we identified internal control failures over our review of accounts payable, accrued liabilities, stock compensation, and revenue cutoffs that resulted in material errors being reported in (i) our previously issued financial statements for the fiscal year ended December 31, 2023 included in the Company’s Form 8-K as filed with the Securities and Exchange Commission (the “SEC”) on March 20, 2024 and as amended on March 25, 2024 (the “Form 8-K”); (ii) the Company’s unaudited interim financial statements for three months ended March 31, 2024, included in the Quarterly Report on Form 10-Q as filed with the SEC on May 16, 2024; and (iii) the financial statements noted in items (i) and (ii) above included in the Company’s Registration Statement on Form S-1, which was declared effective by the SEC on May 31, 2024. The Company has corrected these errors in an amendment to (i) the Form 8-K, filed on August 19, 2024, and (ii) an amendment to its Current Report on Form 10-Q for the quarterly period ended March 31, 2024 filed on August 19, 2024.

To remediate this material weakness, we intend to strengthen our internal controls over financial reporting and the design of our internal-control framework through enhanced accounting policies, control activities, and monitoring.

Changes in Internal Control Over Financial Reporting

Other than the above, there was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the period from January 1, 2024 through June 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None

Item 6. Exhibits.

The following exhibits are filed as part of, or incorporated by reference into, this Form 10-Q.

Exhibit		Incorporated by Reference
Number	Description	Form	Exhibit	Filing Date
3.1	Certificate of Incorporation of Zeo Energy Corp.	8-K	3.1	March 20, 2024
3.2	Bylaws of Zeo Energy Corp.	8-K	3.2	March 20, 2024
31**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ZEO Energy Corp.

Date: August 19, 2024		/s/ Timothy Bridgewater
	Name:	Timothy Bridgewater
	Title:	Chief Executive Officer and Chief Financial Officer