Form 10-Q/A
period 2024-03-31
Zeo Energy Corp.
filed 2025-01-23
CIK 1865506

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 2

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

As of January 23, 2025, the registrant had 14,031,345 shares of Class A common stock, par value $0.0001 outstanding, and 35,230,000 shares of Class V common stock, par value $0.0001, outstanding.

EXPLANATORY NOTE

References throughout this Amendment No. 2 to the Quarterly Report on Form 10-Q to “we,” “us,” the “Company” or “our company” are to Zeo Energy Corp., unless the context otherwise indicates.

On August 19, 2024, the Company filed Amendment No. 1 (“Amendment No. 1”) to the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2024, originally filed with the Securities and Exchange Commission (“SEC”) on May 16, 2024 (the “Original Filing”) to restate its unaudited condensed consolidated interim financial statements as of and for the quarterly period ended March 31, 2024.

During the preparation of the Company’s unaudited condensed consolidated interim financial statements for the three and nine months ended September 30, 2024, the Company’s management identified the following misstatements, to the Company’s financial statements:

●

For the three months ended March 31, 2024, there were misstatements to revenue, net of financing fees and total revenue, cost of goods sold (exclusive of depreciation and amortization), prepaid installation costs, contract liabilities and accounts receivable, net for improper cut-off. Adjustments have been made to revenue, net of financing fees, total revenue and cost of goods sold (exclusive of depreciation and amortization) on the statements of operations as well as adjustments to reflect these adjustments in the balance sheet, statement of changes in redeemable noncontrolling interests and stockholders’ equity and statement of cash flows.

●	For the three months ended March 31, 2024 and 2023, cost of goods sold (exclusive of depreciation and amortization) included selling expenses related to commissions earned by the sales team and third party dealers related to obtaining sales orders and contracts. The Company has further determined that selling expenses should not be included in the cost of goods sold (exclusive of depreciation and amortization) but instead in sales and marketing expense as they do not relate to the direct delivery of the product or service but rather to the acquiring of the customer and sale of the product or service. This misstatement has no impact on total operating expenses, (loss) income from operations or net (loss) income. Additionally, this misstatement has no impact on the balance sheets, statements of changes in redeemable noncontrolling interests and stockholders’ equity or statements of cash flows.

●	As of March 31, 2024 and December 31, 2023, finance lease assets and liabilities were included in property, equipment and other fixed assets, net and in the current portion of long-term debt and long-term debt. The Company has further determined that the vehicles should be recorded as right-of-use finance lease assets and finance lease liabilities. Adjustments have been made to depreciation and amortization expense and interest expense on the statements of operations as well as adjustments to reflect the presentation of finance leases in the statements of cash flows.

●	As of March 31, 2024, prepaid expenses and other current assets included prepaid expenses associated with shares issued in connection with arrangements with the Company’s service providers. After further investigation, it was determined that certain of these prepaid expenses should have been expensed at the time of issuance as there was no future service obligation in place and other prepaid expenses did not have the appropriate amortization expense recorded in association with the arrangements. Certain of these amounts initially recorded did not reflect the fair value of the Class A Common Stock at the date of the Business Combination which resulted in additional expense and an impact to additional paid-in capital for the incremental value of the shares issued. After further investigation, it was determined that this should be recorded as a period expense at the time of the issuance as there was no future service obligation in place. The amount recorded reflects the fair value at the date of the Business Combination and resulted in additional expense and an impact to additional paid-in capital for the incremental value.

●	For the three months ended March 31, 2024 and 2023, due to the nature of the underlying costs, reclassifications of expenses have been made between cost of goods sold (exclusive of depreciation and amortization), sales and marketing and general and administrative. This misstatement has no impact on total operating expenses, (loss) income from operations or net (loss) income. Additionally, this misstatement has no impact on the balance sheets, statements of changes in redeemable noncontrolling interests and stockholders’ equity or statements of cash flows.

Therefore, on November 13, 2024, the audit committee of the board of directors of the Company, after discussion with the Company’s management, concluded that (i) the Company’s audited financial statements, Management’s Discussion and Analysis of Financial Condition and Results of Operation and unaudited pro forma combined financial information for the fiscal years ended December 31, 2023 and 2022 included in the Company’s Form 8-K as filed with SEC on March 20, 2024, as amended on March 25, 2024 and August 19, 2024, (ii) the Company’s unaudited condensed consolidated interim financial statements for the three months ended March 31, 2024 included in the Quarterly Report on Form 10-Q/A as filed with the SEC on August 19, 2024 (the “Q1 10-Q”), (iii) the Company’s unaudited condensed consolidated interim financial statements for the three and six months ended June 30, 2024 included in the Quarterly Report on Form 10-Q as filed with the SEC on August 19, 2024 (the “Q2 10-Q”, and together with the Q1 10-Q, the “10-Qs”) and (iv) the financial statements noted in items (i) through (iii) above included in the Company’s Registration Statement on Form S-1, as amended, which was declared effective by the SEC on October 1, 2024, should no longer be relied upon due to the misstatements described above.

As such, the Company is filing this Amendment No. 2 (“Amendment No. 2”) to the Q1 10-Q to restate its unaudited condensed consolidated interim financial statements as of and for the quarterly period ended March 31, 2024.

After re-evaluation, the Company’s management has concluded that the errors arose due to its previously reported material weaknesses in the Company’s internal control over financial reporting relating to ineffective controls over period end financial disclosure and reporting processes, including, (i) not timely performing certain reconciliations and the completeness and accuracy of those reconciliations; (ii) lack of effectiveness of controls over accurate accounting and financial reporting and reviewing the underlying financial statement elements; and (iii) recording incorrect journal entries that did not have sufficient review and approval. The Company’s remediation plan with respect to such material weakness is described in more detail in Item 4 of Part I to this Quarterly Report on Form 10-Q/A.

The only changes to Amendment No. 1 are those related to the matters described above. Except as described above, this Amendment does not amend, update or change any other item or disclosure in Amendment No. 1 and does not purport to reflect any information or event subsequent to the filing thereof. As such, this Amendment speaks only as of the date Amendment No. 1 was filed, and we have not undertaken to amend, update or change any information contained in Amendment No. 1 to give effect to any subsequent event, other than as expressly indicated in this Amendment. Accordingly, this Amendment should be read in conjunction with the Original Filing and Amendment No. 1.

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ZEO ENERGY CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS

	As of March 31,	As of December 31,
	2024	2023
	(as restated - See Note 2)	(as restated - See Note 2)
Assets
Current assets
Cash and cash equivalents	$7,731,124	$8,022,306
Accounts receivable, including $3,089,329 and $396,488 from related parties, net of allowance for credit losses of $1,012,580 and $862,580, as of March 31, 2024 and December 31, 2023, respectively	7,745,563	2,905,205
Inventories	379,321	350,353
Prepaid installation costs	466,111	4,915,064
Prepaid expenses and other current assets	2,129,532	40,403
Total current assets	18,451,651	16,233,331
Other assets	232,892	62,140
Property, equipment and other fixed assets, net	2,347,395	2,289,723
Right -of-use operating lease asset	982,951	1,135,668
Right-of-use finance lease asset	549,366	583,484
Intangibles, net	514,020	771,028
Goodwill	27,010,745	27,010,745
Total assets	$50,089,020	$48,086,119

Liabilities, redeemable noncontrolling interests and stockholders’ equity (deficit)
Current liabilities
Accounts payable	$5,448,483	$4,699,855
Accrued expenses and other current liabilities, including $267,006 and $2,415,966 with related parties at March 31, 2024 and December 31, 2023, respectively	3,897,557	4,646,365
Current portion of long-term debt	299,515	294,398
Current portion of obligations under operating leases	487,348	539,599
Current portion of obligations under finance leases	121,319	118,416
Contract liabilities, including $106,585 and $1,160,848 with related parties as of March 31, 2024 and December 31, 2023, respectively	660,932	5,223,518
Total current liabilities	10,915,154	15,522,151
Obligations under operating leases, non-current	529,015	636,414
Obligations under finance leases, non-current	447,831	479,271
Other liabilities	1,500,000	-
Warrant liabilities	1,656,000	-
Long-term debt	748,791	825,764
Total liabilities	15,796,791	17,463,600
Commitments and contingencies (Note 15)

Redeemable noncontrolling interests
Convertible preferred units	15,079,167	-
Class B units	192,261,000	-

Stockholders’ equity (deficit)
Class V common stock	3,523	3,373
Class A common stock	503	-
Additional paid in capital	-	31,152,491
Accumulated deficit	(173,051,964)	(533,345)
Total stockholders’ (deficit) equity	(173,047,938)	30,622,519
Total liabilities, redeemable noncontrolling interests and stockholders’ equity (deficit)	$50,089,020	$48,086,119

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZEO ENERGY CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months ended March 31,
	2024	2023
	(as restated - See Note 2)	(as restated - See Note 2)
Revenue, net of financing fees of $4,081,358 and $6,269,033 for the three months ended March 31, 2024 and 2023, respectively	$11,329,387	$18,731,489
Related party revenue, net of financing fees of $3,856,219 and $0 for the three months ended March 31, 2024 and 2023, respectively	8,812,769	-
Total revenue	20,142,156	18,731,489
Operating costs and expenses:
Cost of goods sold (exclusive of depreciation and amortization shown below)	13,957,966	10,690,635
Depreciation and amortization	459,529	426,842
Sales and marketing	6,553,787	4,308,323
General and administrative	3,219,422	1,677,571
Total operating expenses	24,190,704	17,103,371
(Loss) income from operations	(4,048,548)	1,628,118
Other expenses, net:
Other income, net	-	5,000
Change in fair value of warrant liabilities	(138,000)	-
Interest expense	(35,222)	(20,381)
Total other expenses, net	(173,222)	(15,381)
Net (loss) income before taxes	(4,221,770)	1,612,737
Income tax benefit	114,668	-
Net (loss) income	(4,107,102)	1,612,737
Less: Net (loss) income attributable to Sunergy Renewables LLC prior to the Business Combination	(523,681)	1,612,737
Net loss for the period March 13, 2024 through March 31, 2024	(3,583,421)	-
Less: Net loss attributable to noncontrolling interests	(2,051,930)	-
Net loss attributable to Class A common stock	$(1,531,491)	$-

Basic and diluted net loss per share	$(1.54)	-
Weighted average units outstanding, basic and diluted	994,345	-

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZEO ENERGY CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN REDEEMABLE
NONCONTROLLING INTERESTS AND STOCKHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2024

	Redeemable noncontrolling interests
	Convertible Preferred units		Class B	Common Units		Class V Common Stock		Class A Common Stock		Additional Paid in	Accumulated	Total Stockholders’
	Shares	Amount	Units	Units	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance, December 31, 2023 (as restated)	-	$-	$-	1,000,000	$31,155,864	-	$-	-	$-	$-	$(533,345)	$30,622,519
Retroactive application of Business Combination (Note 3)	-	-	-	(1,000,000)	(31,155,864)	33,730,000	3,373	-	-	31,152,491	-	-
Balance, December 31, 2023 (as restated)	-	-	-	-	-	33,730,000	3,373	-	-	31,152,491	(533,345)	30,622,519
Stockholder distributions	-	-	-	-	-	-	-	-	-	-	(90,000)	(90,000)
Net loss prior to the Business Combination (as restated)				-	-	-	-	-	-	-	(523,681)	(523,681)
Effects of Business Combination
Issuance of Class A Shares to third party advisors (as restated)	-	-	-	-	-	-	-	178,207	18	891,017	-	891,035
Issuance of Class A Shares to backstop investor	-	-	-	-	-	-	-	225,174	23	1,569,440	-	1,569,463
Reverse Recapitalization (Note 3)	1,500,000	6,855,076	-	-	-	1,500,000	150	4,248,583	425	(1,677,860)	-	(1,677,285)
Transaction Costs										(2,890,061)		(2,890,061)
Establishment of redeemable noncontrolling interests (as restated)	-	-	26,116,548	-	-	-	-	-	-	(26,116,548)	-	(26,116,548)
Activities subsequent to business combination
Stock-based compensation (as restated)	-	-	-	-	-	-	-	375,000	37	3,118,547	-	3,118,584
Subsequent measurement of redeemable noncontrolling interests (as restated)	-	-	176,420,473	-	-	-	-	-	-	(6,047,026)	(170,373,447)	(176,420,473)
Net income (loss) (as restated)	-	8,224,091	(10,276,021)	-	-	-	-	-	-	-	(1,531,491)	(1,531,491)
Balance, March 31, 2024 (as restated)	1,500,000	$15,079,167	$192,261,000	-	$-	35,230,000	$3,523	5,026,964	$503	$-	$(173,051,964)	$(173,047,938)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZEO ENERGY CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN REDEEMABLE
NONCONTROLLING INTERESTS AND STOCKHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2023

	Redeemable noncontrolling interests
	Convertible Preferred units		Class B	Common Units		Class V Common Stock		Class A Common Stock		Additional Paid in	Retained	Total Stockholders’
	Shares	Amount	Units	Units	Amount	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
Balance, December 31, 2022	-	$-	$-	1,000,000	$31,155,864	-	$-	-	$-	$-	$119,982	$31,275,846
Retroactive application of Business Combination (Note 3)	-	-	-	(1,000,000)	(31,155,864)	33,730,000	3,373	-	-	31,152,491	-	-
Balance, December 31, 2022	-	-	-	-	-	33,730,000	3,373	-	-	31,152,491	119,982	31,275,846
Stockholder distributions	-	-	-	-	-	-	-	-	-	-	(166,323)	(166,323)
Net income prior to the business combination (as restated)	-	-	-	-	-	-	-	-	-	-	1,612,737	1,612,737
Balance, March 31, 2023 (as restated)	-	$-	$-	-	$-	33,730,000	$3,373	-	$-	$31,152,491	$1,566,396	$32,722,260

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZEO ENERGY CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2024	2023
Cash Flows from Operating Activities	(As restated, See Note 2)	(As restated, See Note 2)
Net (loss) income	$(4,107,102)	$1,612,737
Adjustment to reconcile net (loss) income to cash (used in) provided by operating activities
Depreciation and amortization	425,411	423,721
Change in fair value of warrant liabilities	138,000	-
Provision for credit losses	150,000	240,486
Non-cash operating lease expense	152,717	120,394
Non-cash finance lease expense	34,118	3,121
Stock-based compensation	3,118,584	-
Changes in operating assets and liabilities:
Accounts receivable	(2,297,517)	(770,981)
Accounts receivable due from related parties	(2,692,841)	-
Inventories	(28,968)	(53,674)
Prepaid installation costs	4,448,953	-
Prepaids and other current assets	(1,420,528)	(180,286)
Other assets	(109,443)	-
Accounts payable	(400,861)	(1,914)
Accrued expenses and other current liabilities	(691,316)	313,286
Accrued expenses and other current liabilities due to related parties	(2,148,960)	-
Due to officers	-	(75,000)
Contract liabilities	(3,508,323)	(14,789)
Contract liabilities due to related parties	(1,054,263)	-
Operating lease liabilities	(159,650)	(98,283)
Net cash (used in) provided by operating activities	(10,151,989)	1,518,818

Cash flows from Investing Activities
Purchases of property, equipment and other assets	(226,076)	(73,178)
Net cash used in investing activities	(226,076)	(73,178)

Cash flows from Financing Activities
Repayments of debt	(71,855)	(124,693)
Repayments of finance lease	(28,537)	(4,041)
Proceeds from the issuance of convertible preferred stock, net of transaction costs	10,277,275	-
Distributions to members	(90,000)	(166,323)
Net cash provided by (used in) financing activities	10,086,883	(295,057)
Net (decrease) increase in cash and cash equivalents	(291,182)	1,150,583
Cash and cash equivalents, beginning of period	8,022,306	2,268,306
Cash and cash equivalents, end of the period	$7,731,124	$3,418,889

Supplemental Cash Flow Information
Cash paid for interest	$34,060	$14,858

Non-cash transactions
Recording of operating right-of-use assets and lease liability	$-	$75,378
Recording of finance right-of-use assets and lease liability	$-	$422,941
Transaction costs	$3,269,039	$-
Issuance of Class A common stock to vendors	$891,035	$-
Issuance of Class A common stock to backstop investors	$1,569,463	$-
Accretion of Preferred Units	$8,224,091	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

Zeo Energy Corp.

Notes to the Condensed Consolidated Financial Statements

March 31, 2024

(as restated)

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

(as restated)

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

Accounting for the Business Combination

The Business Combination was accounted for as a reverse recapitalization with ESGEN being treated as the acquired company since there was no change in control in accordance with the guidance for common control transactions in Accounting Standards Codification (“ASC”) 805-50, Business Combinations - Related Issues (“ASC 805-50”). Accordingly, the financial statements of the combined entity will represent a continuation of the financial statements of Sunergy with the Business Combination treated as the equivalent of Sunergy issuing stock for the net assets of ESGEN, accompanied by a recapitalization. The net assets of ESGEN were stated at historical cost, with no goodwill or other intangible assets recorded. Operations prior to the Business Combination were those of Sunergy.

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

Zeo Energy Corp.

Notes to the Condensed Consolidated Financial Statements

March 31, 2024

(as restated)

●	Immediate family members hold more than 50 percent of the voting ownership interest of each entity, and there is no evidence that those family members would vote their shares in any way other than in concert. Immediate family members include a married couple and their children, but not the married couple’s grandchildren. Entities might be owned in varying combinations among living siblings and their children. Those situations require careful consideration of the substance of the ownership and voting relationships.

●	group of stockholders holds more than 50 percent of the voting ownership of each entity, and contemporaneous written evidence of an agreement to vote a majority of the entities’ shares in concert exists.

Prior to the Business Combination and the contributions to Sun Managers, Sunergy was majority owned by five entities (the “Primary Sellers”):

●	Southern Crown Holdings, LLC (wholly owned by Anton Hruby) - 230,000 Common Units (23%)

●	LAMADD LLC (wholly owned by Gianluca Guy) - 230,000 Common Units (23%)

●	JKae Holdings, LLC (wholly owned by Kalen Larsen) - 215,000 Common Units (21.5%)

●	Clarke Capital, LLC (wholly owned by Brandon Bridgewater) - 215,000 Common Units (21.5%)

●	White Horse Energy, LC (wholly owned by Timothy Bridgewater) - 90,000 Common Units (9%)

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

(as restated)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and principles of Consolidation

The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. These statements should be read in conjunction with Sunergy’s audited financial statements for the fiscal year ended December 31, 2023 as included in Form 8-K/A filed with the SEC on March 25, 2024. The results reported in these unaudited condensed consolidated interim financial statements are not necessarily indicative of results for the full fiscal year.

The unaudited condensed consolidated interim financial statements include the accounts of Zeo Energy Corp, the accounts of Sun First Energy, LLC, Sunergy Solar LLC and Sunergy Roofing and Construction, LLC, all wholly owned subsidiaries, and ESGEN Opco, VIE, as defined in Note 1, for which the Company is the primary beneficiary. All intercompany balances and transactions have been eliminated in consolidation. The December 31, 2023 balances reported herein are derived from the restated consolidated financial statements of Sunergy as included with the Company’s Current Report on Form 8-K/A Amendment No. 3 as filed with the SEC on January 23, 2025.

Restatement to Previously Reported Financial Statements

Restatement Background

On November 13, 2024, the audit committee of the board of directors of Zeo Energy Corp. (the “Company”), after discussion with the management of the Company, concluded that (i) the Company’s previously issued financial statements for the fiscal years ended December 31, 2023 and 2022 included in the Company’s Form 8-K as filed with SEC on March 20, 2024 and as amended on March 25, 2024 and August 19, 2024 (the “8-K”), (ii) the Company’s unaudited condensed consolidated interim financial statements for the three months ended March 31, 2024 included in the Quarterly Report on Form 10-Q/A as filed with the SEC on August 19, 2024 (the “Q1 10-Q”), (iii) the Company’s unaudited condensed consolidated interim financial statements for the three and six months ended June 30, 2024 included in the Quarterly Report on Form 10-Q as filed with the SEC on August 19, 2024 (the “Q2 10-Q”, and together with the Q1 10-Q, the “10-Qs”) and (iv) the financial statements noted in items (i) through (iii) above included in the Company’s Registration Statement on Form S-1, as amended (the “S-1”), which was declared effective by the SEC on October 1, 2024, should no longer be relied upon due to the misstatements described below.

Zeo Energy Corp.

Notes to the Condensed Consolidated Financial Statements

March 31, 2024

(as restated)

During the preparation of the Company’s unaudited condensed consolidated interim financial statements for the quarter ended September 30, 2024, the Company’s management identified the following misstatements, to the Company’s financial statements:

●	For the three months ended March 31, 2024, there were misstatements to revenue, net of financing fees and total revenue, cost of goods sold (exclusive of depreciation and amortization), prepaid installation costs, contract liabilities and accounts receivable, net for improper cut-off. Adjustments have been made to revenue, net, total revenue and cost of goods sold (exclusive of depreciation and amortization) on the statement of operations as well as adjustments to reflect these adjustments in the balance sheet, statement of changes in redeemable noncontrolling interests and stockholders’ equity and statement of cash flows.

●	For the three months ended March 31, 2024 and 2023, cost of goods sold (exclusive of depreciation and amortization) included selling expenses related to commissions earned by the sales team and third party dealers related to obtaining sales orders and contracts. The Company has further determined that selling expenses should not be included in the cost of goods sold (exclusive of depreciation and amortization) but instead in sales and marketing expense as they do not relate to the direct delivery of the product or service but rather to the acquiring of the customer and sale of the product or service. This misstatement has no impact on total operating expenses, (loss) income from operations or net (loss) income. Additionally, this misstatement has no impact on the balance sheets, statements of changes in redeemable noncontrolling interests and stockholders’ equity or statements of cash flows.

●	As of March 31, 2024 and December 31, 2023, finance lease assets and liabilities were included in property, equipment and other fixed assets, net and in the current portion of long-term debt and long-term debt. The Company has further determined that the vehicles should be recorded as right-of-use finance lease assets and finance lease liabilities. Adjustments have been made to depreciation and amortization expense and interest expense on the statement of operations as well as adjustments to reflect the presentation of finance leases in the statement of cash flows.

●	As of March 31, 2024, prepaid expenses and other current assets included prepaid expenses associated with shares issued in connection with arrangements with the Company’s service providers. After further investigation, it was determined that certain of these prepaid expenses should have been expensed at the time of issuance as there was no future service obligation in place and other prepaid expenses did not have the appropriate amortization expense recorded in association with the arrangements. Certain of these amounts initially recorded did not reflect the fair value of the Class A Common Stock at the date of the Business Combination which resulted in additional expense and an impact to additional paid-in capital for the incremental value of the shares issued. After further investigation, it was determined that this should be recorded as a period expense at the time of the issuance as there was no future service obligation in place. The amount recorded reflects the fair value at the date of the Business Combination and resulted in additional expense and an impact to additional paid-in capital for the incremental value.

●	For the three months ended March 31, 2024 and 2023, due to the nature of the underlying costs, reclassifications of expenses have been made between cost of goods sold (exclusive of depreciation and amortization), sales and marketing and general and administrative. This misstatement has no impact on total operating expenses, (loss) income from operations or net (loss) income. Additionally, this misstatement has no impact on the balance sheets, statements of changes in redeemable noncontrolling interests and stockholders’ equity or statements of cash flows.

This Note discloses the nature of the restatement adjustments and discloses the cumulative effects of these adjustments included in Amendment No.2 to the Original Form 10-Q. The effects of the misstatements have been corrected in all impacted tables and footnotes throughout these unaudited condensed consolidated interim financial statements.

Impact to the condensed consolidated balance sheet as of March 31, 2024

	As reported	Adjustment	As restated
Accounts Receivable	$7,392,075	$353,488	$7,745,563
Prepaid installation costs	$424,792	$41,319	$466,111
Prepaid expenses and other current assets	$4,004,532	$(1,875,000)	$2,129,532
Total current assets	$19,931,844	$(1,480,193)	$18,451,651
Other assets	$158,857	$74,035	$232,892
Property, equipment and other fixed assets, net	$2,938,703	$(591,308)	$2,347,395
Right-of-use finance lease assets	$-	$549,366	$549,366
Total assets	$51,537,120	$(1,448,100)	$50,089,020
Current portion of long-term debt	$412,834	$(113,319)	$299,515
Current portion of obligations under finance leases	$-	$121,319	$121,319
Contract liabilities	$585,809	$75,123	$660,932
Total current liabilities	$10,832,031	$83,123	$10,915,154
Obligations under finance leases, non-current	$-	$447,831	$447,831
Long-term debt	$1,283,022	$(534,231)	$748,791
Total liabilities	$15,800,068	$(3,277)	$15,796,791
Accumulated deficit	$(171,607,141)	$(1,444,823)	$(173,051,964)
Total stockholders’ (deficit) equity	$(171,603,115)	$(1,444,823)	$(173,047,938)
Total liabilities, redeemable noncontrolling interests and stockholders’ equity (deficit)	$51,537,120	$(1,448,100)	$50,089,020

Zeo Energy Corp.

Notes to the Condensed Consolidated Financial Statements

March 31, 2024

(as restated)

Impact to the condensed consolidated statement of operations for the three months ended March 31, 2024

	As reported	Adjustment	As restated
Revenue, net of financing fees	$11,051,021	$278,366	$11,329,387
Total revenue	$19,863,790	$278,366	$20,142,156
Cost of goods sold (exclusive of depreciation and amortization shown below)	$17,363,701	$(3,405,735)	$13,957,966
Depreciation and amortization	$462,701	$(3,172)	$459,529
Sales and marketing	$118,983	$6,434,804	$6,553,797
General and administrative	$3,676,059	$(456,637)	$3,219,422
Total operating expenses	$21,621,444	$2,569,260	$24,190,704
Loss from operations	$(1,757,654)	$(2,290,894)	$(4,048,548)
Interest expense	$(37,054)	$1,832	$(35,222)
Total other expenses, net	$(175,054)	$1,832	$(173,222)
Net loss before taxes	$(1,932,708)	$(2,289,062)	$(4,221,770)
Income tax benefit	$40,633	$74,035	$114,668
Net loss	$(1,892,075)	$(2,215,027)	$(4,107,102)
Net loss for the period March 13, 2024 through March 31, 2024	$(1,368,394)	$(2,215,027)	$(3,583,421)
Net (loss) income attributable to redeemable non-controlling interests	$(124,203)	$(1,927,727)	$(2,051,930)
Net loss attributable to Class A common stock	$(1,244,191)	$(287,300)	$(1,531,491)
Basic and diluted net income per common unit	$(1.25)	$(0.29)	$(1.54)

Impact to the condensed consolidated statement of operations for the three months ended March 31, 2023

	As reported	Adjustment	As restated
Cost of goods sold (exclusive of depreciation and amortization shown below)	$14,809,215	$(4,118,580)	$10,690,635
Depreciation and amortization	$432,599	$(5,757)	$426,842
Sales and marketing	$549,605	$3,758,718	$4,308,323
General and administrative	$1,326,587	$350,984	$1,677,571
Total operating expenses	$17,118,006	$(14,635)	$17,103,371
Income from operations	$1,613,483	$14,635	$1,628,118
Interest expense	$(15,544)	$(4,837)	$(20,381)
Total other expenses, net	$(10,544)	$(4,837)	$(15,381)
Net income before taxes	$1,602,939	$9,798	$1,612,737
Net income	$1,602,939	$9,798	$1,612,737
Less: Net income attributable to Sunergy Renewables LLC prior to the Business Combination	$1,602,939	$9,798	$1,612,737

Impact to the condensed consolidated statement of changes in redeemable noncontrolling interests and stockholders’ equity for the three months ended March 31, 2024

	As reported	Adjustment	As restated
Class B units
Establishment of redeemable noncontrolling interests	$26,089,174	$27,374	$26,116,548
Subsequent measurement of redeemable noncontrolling interests	$174,520,120	$1,900,353	$176,420,473
Net loss	$(8,348,294)	$(1,927,727)	$(10,276,021)
Class A Common Stock - Shares
Issuance of Class A Shares to third party advisors	553,207	(375,000)	178,207
Stock-based compensation	-	375,000	375,000
Class A Common Stock - Amount
Issuance of Class A Shares to third party advisors	$55	$(37)	$18
Stock-based compensation	$-	$37	$37
Additional paid in capital
Issuance of Class A Shares to third party advisors	$2,765,980	$(1,874,963)	$891,017
Establishment on noncontrolling interests	$(26,089,174)	$(27,374)	$(26,116,548)
Stock-based compensation	504,834	2,613,713	3,118,547
Subsequent measurement of redeemable noncontrolling interests	$(5,335,650)	$(711,376)	$(6,047,026)
Retained earnings (accumulated deficit)
Balance, December 31, 2023	$(564,799)	$31,454	$(533,345)
Subsequent measurement of redeemable noncontrolling interests	$(169,184,470)	$(1,188,977)	$(170,373,447)
Net loss	$(1,244,191)	$(287,300)	$(1,531,491)
Balance, March 31, 2024	$(171,607,141)	$(1,444,823)	$(173,051,964)
Total Stockholders’ Equity (Deficit)
Balance, December 31, 2023	$30,591,065	$31,454	$30,622,519
Issuance of Class A Shares to third party advisors	$2,766,035	$(1,875,000)	$891,035
Establishment of redeemable noncontrolling interests	$(26,089,174)	$(27,374)	$(26,116,548)
Stock-based compensation	504,834	2,613,750	3,118,584
Subsequent measurement of redeemable noncontrolling interests	$(174,520,120)	$(1,900,353)	$(176,420,473)
Net loss	$(1,244,191)	$(287,300)	$(1,531,491)
Balance, March 31, 2024	$(171,603,115)	$(1,444,823)	$(173,047,938)

Zeo Energy Corp.

Notes to the Condensed Consolidated Financial Statements

March 31, 2024

(as restated)

Impact to the condensed consolidated statement of changes in redeemable noncontrolling interests and stockholders’ equity for the three months ended March 31, 2023

	As reported	Adjustment	As restated
Class B units
Net income prior to the business combination	$1,602,939	$(1,602,939)	$-
Balance, March 31, 2023	$1,602,939	$(1,602,939)	$-
Retained earnings
Net income prior to the business combination	$-	$1,612,737	1,612,737
Balance, March 31, 2023	$(46,341)	$1,612,737	1,566,396
Total Stockholders’ equity
Net income prior to the business combination	$-	$1,612,737	1,612,737
Balance, March 31, 2023	$31,109,523	$1,612,737	32,722,260

Impact to the condensed consolidated statement of cash flows for the three months ended March 31, 2024

	As reported	Adjustment	As restated
Cash Flows from Operating Activities
Net loss	$(1,892,075)	$(2,215,027)	$(4,107,102)
Adjustment to reconcile net loss to cash used in operating activities:
Depreciation and amortization	$462,701	$(37,290)	$425,411
Stock based compensation expense	$504,834	$2,613,750	$3,118,584
Non-cash finance lease expense	$-	$34,118	$34,118
Changes operating assets and liabilities:
Accounts Receivable	$(1,944,029)	$(353,488)	$(2,297,517)
Prepaid installation costs	$4,490,272	$(41,319)	$4,448,953
Other asset	$(35,408)	$(74,035)	$(109,443)
Contract liabilities	$(3,583,446)	$75,123	$(3,508,323)
Net cash used in operating activities	$(10,153,821)	$1,832	$(10,151,989)
Cash flows from Financing Activities
Repayments of debt	$(98,560)	$26,705	$(71,855)
Repayments of finance lease liability	$-	$(28,537)	$(28,537)
Net cash provided by financing activities	$10,088,715	$(1,832)	$10,086,883
Supplemental Cash Flow Information
Cash paid for interest	$35,894	$(1,834)	$34,060
Non-cash transactions
Issuance of Class A common stock to vendors	$2,478,480	$(1,587,445)	$891,035

Impact to the condensed consolidated statement of cash flows for the three months ended March 31, 2023

	As reported	Adjustment	As restated
Cash Flows from Operating Activities
Net income	$1,602,939	$9,798	$1,612,737
Adjustment to reconcile net loss to cash used in operating activities:
Depreciation and amortization	$432,599	$(8,878)	$423,721
Non-cash finance lease expense	-	3,121	3,121
Changes operating assets and liabilities:
Due to officers	$-	$(75,000)	$(75,000)
Net cash provided by operating activities	$1,589,777	$(70,959)	$1,518,818
Cash flows from Investing Activities
Purchases of property, equipment and other assets	$(605,874)	$532,696	$(73,178)
Net cash used in investing activities	$(605,874)	$532,696	$(73,178)
Cash flows from Financing Activities
Proceeds from the issuance of debt	$408,003	$(408,003)	$-
Repayments of debt	$(75,000)	$(49,693)	$(124,693)
Repayments of finance lease liability	$-	$(4,041)	$(4,041)
Net cash used in financing activities	$166,680	$(461,737)	$(295,057)
Supplemental Cash Flow Information
Cash paid for interest	$15,544	$(686)	$14,858
Non-cash transactions
Recording of finance right-of-use assets and lease liability	$-	$422,941	$422,941

Zeo Energy Corp.

Notes to the Condensed Consolidated Financial Statements

March 31, 2024

(as restated)

Restatement Background - previously filed on August 19, 2024

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

Description of Restatement Adjustments - previously filed on August 19, 2024

In July 2024, in connection with the Company’s the preparation of the Company’s unaudited condensed consolidated interim financial statements for the quarter ended June 30, 2024, the Company’s management identified the following misstatements in the Company’s previously reported interim financial statements included in the Company’s Original Report:

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

Impact of the Restatement - previously filed on August 19, 2024

The impact of the restatement on the financial statements for the Affected Quarterly Period is presented below. In addition to the below, the related notes to the condensed consolidated financial statements have also been adjusted as appropriate to reflect the impact of the restatements.

Zeo Energy Corp.

Notes to the Condensed Consolidated Financial Statements

March 31, 2024

(as restated)

The tables below present the effect of the financial statement adjustments related to the restatement discussed above of the Company’s previously reported unaudited condensed consolidated interim financial statements:

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

(as restated)

Impact to the condensed consolidated statement of changes in redeemable noncontrolling interests and stockholders’ equity for the three months ended March 31, 2024

	As reported	Adjustment	As restated
Class B units:
Establishment of noncontrolling interests	$27,399,463	$(1,310,289)	$26,089,174
Subsequent measurement of redeemable noncontrolling interests	$172,836,361	$1,683,759	$174,520,120
Net loss	$(7,974,824)	$(373,470)	$(8,348,294)
Additional paid in capital:
Reverse Recapitalization (Note 3)	$(1,678,167)	$307	$(1,677,860)
Transaction costs	$(2,317,632)	$(572,429)	$(2,890,061)
Establishment of noncontrolling interests	$(27,399,463)	$1,310,289	$(26,089,174)
Stock-based compensation	$-	$504,834	$504,834
Subsequent measurement of redeemable noncontrolling interests	$(4,092,649)	$(1,243,001)	$(5,335,650)
Retained Earnings (Accumulated Deficit):
Balance, December 31, 2023, as restated	$1,177,024	$(1,741,823)	$(564,799)
Net loss prior to the business combination	$(759,936)	$236,255	$(523,681)
Subsequent measurement of redeemable noncontrolling interests	$(168,743,712)	$(440,758)	$(169,184,470)
Net loss	$(1,188,531)	$(55,660)	$(1,244,191)
Retained Earnings (Accumulated Deficit)	$(169,605,155)	$(2,001,986)	$(171,607,141)
Total stockholder’s equity (deficit):
Total Stockholders’ Equity balance December 31, 2023	$32,332,388	$(1,741,323)	$30,591,065
Net loss prior to the Business combination	$(759,936)	$236,255	$(523,681)
Reverse Recapitalization (Note 3)	$(1,677,592)	$307	$(1,677,285)
Transaction costs	$(2,317,632)	$(572,429)	$(2,890,061)
Establishment of noncontrolling interests	$(27,399,463)	$1,310,289	$(26,089,174)
Stock compensation	$-	$504,834	$504,834
Subsequent measurement of redeemable noncontrolling interests	$(172,836,361)	$(1,683,759)	$(174,520,120)
Net loss	$(1,188,531)	$(55,660)	$(1,244,191)
Total stockholder’s equity (deficit)	$(169,601,129)	$(2,001,986)	$(171,603,115)

Impact to the condensed consolidated statement of cash flows for the three months ended March 31, 2024

	As reported	Adjustment	As restated
Net income	$(1,699,200)	$(192,875)	$(1,892,075)
Adjustment to reconcile net (loss) income to cash (used in) provided by operating activities
Stock based compensation expense	$-	$504,834	$504,834
Changes in operating assets and liabilities:
Accounts receivable	$(1,878,529)	$(65,500)	$(1,944,029)
Prepaid installation costs	$4,280,727	$209,545	$4,490,272
Other assets	$(84,704)	$49,296	$(35,408)
Accounts payable	$(330,661)	$(70,200)	$(400,861)
Accrued expenses and other current liabilities	$(456,316)	$(235,000)	$(691,316)
Contract liabilities	$(3,383,346)	$(200,100)	$(3,583,446)

Zeo Energy Corp.

Notes to the Condensed Consolidated Financial Statements

March 31, 2024

(as restated)

Use of Estimates

The preparation of the Company’s unaudited condensed consolidated interim financial statements in conformity with US GAAP requires it to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses for the reporting period. Some of the more significant estimates include fair value of warrant liabilities, redemption value of non-controlling interest, subsequent realizability of intangible assets, useful lives of depreciation and amortization and collectability of accounts receivable. Due to the uncertainty involved in making estimates, actual results could differ from those estimates which could have a material effect on the financial condition and results of operations in future periods.

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

Accounts receivable, net of allowance for credit losses

Accounts receivable is presented at the invoiced receivable amounts, less any allowance for any potential expected credit loss amounts, and do not bear interest. The Company estimates allowance for credit losses based on the creditworthiness of each customer, historical collections experience, forward-looking information and other information including the aging of the receivables. This analysis resulted in an allowance for credit losses as of March 31, 2024 and December 31, 2023 of $1,012,580 and $862,580, respectively. Additionally, the Company had $150,000 write-offs and no recoveries for each of the three months ended March 31, 2024 and 2023. The majority of our customers finance their purchase and installation of solar panels through various financing companies, who then remit payment to Sunergy typically within 3 days after installation. The Company is not deemed a borrower with these financing agreements and as a result is not subject to any of the terms of the financing transaction between the financing company and the customer.

Prepaid installation costs

Prepaid installation costs include costs incurred prior to completion of installations of solar systems. Such costs include the cost of engineering, permits, governmental fees, and other related solar installation costs. These costs are charged to Cost of goods sold when each installation is completed.

Prepaid expenses and other current assets

Prepaid expenses and other current assets consist of employee advances, prepaid insurance, advances for sales commissions, prepaid sales commissions and other current assets.

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

(as restated)

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

(as restated)

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

Leases

The Company evaluates the contracts it enters into to determine whether such contracts contain leases at inception. A contract contains a lease if the contract conveys the right to control the use of identified property, plant or equipment for a period of time in exchange for consideration. At commencement, contracts containing a lease are further evaluated for classification as an operating or finance lease where the Company is a lessee. When the arrangements include lease and non-lease components, the Company accounts for them as a single lease component.

Operating Leases

A lease for which substantially all the benefits and risks incidental to ownership remain with the lessor is classified by the lessee as an operating lease. Operating leases are included in the line items right-of-use (“ROU”) asset, lease liabilities, current, and non-current lease liabilities in the condensed consolidated balance sheets. ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent its obligation to make lease payments arising from the lease. For operating leases, the Company measures its lease liabilities based on the present value of the total lease payments not yet paid. These payments are then discounted based on the more readily determinable of the rate implicit in the lease or its incremental borrowing rate, which is the estimated rate the Company would be required to pay for a collateralized borrowing equal to the total lease payments over the term of the lease. The Company uses its incremental borrowing rate based on the information available at lease commencement date in determining the present value of lease payments. The Company measures ROU assets based on the corresponding lease liability adjusted for payments made to the lessor at or before the commencement date, and initial direct costs it incurs under the lease. The Company begins recognizing lease expense when the lessor makes the underlying asset available to the Company. Lease expenses for lease payments are recognized on a straight-line basis over the lease term.

For leases with a lease term of less than one year (short-term leases), the Company has elected not to recognize a lease liability or ROU asset on its consolidated balance sheet. Instead, it recognizes the lease payments as expenses on a straight-line basis over the lease term. Short-term lease costs are immaterial to its condensed consolidated statements of operations and cash flows.

Finance leases

Leases that transfer substantially all of the benefits and risks incidental to the ownership of assets are accounted for as finance leases as if there was an acquisition of an asset and incurrence of an obligation at the inception of the lease. Lease costs for finance leases where the Company is the lessee includes the amortization of the ROU asset, which is amortized on a straight-line basis and recorded to depreciation and amortization and interest expense on the finance lease liability, which is calculated using the effective interest method and recorded to interest expense on the accompanying condensed consolidated statements of operations. Finance lease ROU assets are amortized over the shorter of their estimated useful lives or the terms of the respective leases. If the Company is reasonably certain to exercise the option to purchase the underlying asset at the end of lease term, the finance lease ROU assets are amortized to the end of useful life of the assets on a straight-line basis.

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

(as restated)

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

	For the three months ended March 31,
	2024	2023
Solar Systems Installations, gross	$26,981,352	$23,391,122
Financing Fees	(7,937,577)	(6,269,033)
Solar Systems Installations, net	19,043,775	17,122,089
Roofing Installations	1,098,381	1,609,400
Total net revenues	$20,142,156	$18,731,489

Zeo Energy Corp.

Notes to the Condensed Consolidated Financial Statements

March 31, 2024

(as restated)

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

	For the three months ended March 31,
	2024	2023
Contract liabilities, beginning of the period	$5,223,518	$1,149,047
Revenue recognized from amounts included in contract liabilities at the beginning of the period	(5,223,518)	(1,149,047)
Cash received prior to completion of performance obligation	660,932	1,134,258
Contract liabilities, as of the end of the period	$660,932	$1,134,258

Contract acquisition costs

The Company pays sales commissions to sales representatives based on a percentage of the sales contracts entered into by the customer and the Company. Payment is made to the sales representative once installation is completed. Such costs are included as sales and marketing on the condensed consolidated statement of operations. Since sales commission payments are subject to completion of the installation, payment is made commensurate with the recognition of revenue from the sale, and therefore the full expense is incurred as the Company does not have any remaining performance obligations.

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

Level 1 - Inputs based on unadjusted quoted market prices in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date.

Zeo Energy Corp.
Notes to the Condensed Consolidated Financial Statements
March 31, 2024

(as restated)

Level 2 - Observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets or liabilities in active markets or quoted prices for identical or similar instruments in markets that are not active or for which all significant inputs are observable or can be corroborated by observable market data.

Level 3 - Inputs reflect management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date. The inputs are both unobservable for the asset and liability in the market and significant to the overall fair value measurement.

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

Redeemable Noncontrolling Interests

Noncontrolling interests represent the portion of ESGEN Opco, LLC that Zeo Energy Corp. controls and consolidates but does not own. The noncontrolling interests was created as a result of the Business Combination and represents 33,730,000 common units issued by Zeo Energy Corp to the prior investors. As of the Close of the Business Combination, Zeo Energy Corp. held a 13.0% interest in ESGEN Opco LLC with the remaining 87.0% interest held by ESGEN OpCo’s prior investors. The prior investors’ interests in ESGEN Opco. LLC represent a redeemable noncontrolling interests. At its discretion, the members have the right to exchange their common units in ESGEN Opco LLC (along with the cancellation of the paired shares of Zeo Energy Corp or the Class V Common Stock) for either shares of Class A Common Stock on a one-to-one basis or cash proceeds of equal value at the time of redemption. Any redemption of ESGEN Opco, LLC Common Units in cash must be funded through a private or public offering of Class A Common Stock and is subject to the Company’s Board’s approval. As of March 31, 2024, the prior investors of ESGEN Opco LLC hold the majority of the voting rights on the Board.

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

Redeemable Convertible Preferred Units

The Company records redeemable convertible preferred units at fair value on the dates of issuance, unless an exception applies, net of issuance costs. The redeemable convertible preferred units have been classified outside of stockholders’ equity (deficit) as temporary equity on the accompanying condensed consolidated balance sheets because the shares contain certain redemption features that are not solely within the control of the Company. See Note 9 - Redeemable Noncontrolling Interests and Equity. Because the Class A convertible preferred units are held by the Sponsor at the OpCo level, the preferred units are presented as a noncontrolling interests on the condensed consolidated balance sheets.

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

(as restated)

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

The Company has calculated the provision for income taxes during the interim reporting period by applying an estimate of the Annual Effective Tax Rate (AETR) for the full fiscal year to “ordinary” income or loss (pretax income or loss excluding unusual or infrequently occurring discrete items) for the reporting period. Our effective tax rate (ETR) from continuing operations was 2.7% for the three months ended March 31, 2024, and 0% percent for the three months ended March 31, 2023. The ETR for the three months ended differs from statutory rates primarily due to the non-controlling interest portion of ESGEN Opco, LLC, which is a partnership for federal tax purposes.

Tax Receivable Agreement

In conjunction with the consummation of the Transactions, Zeo Energy Corp entered into a Tax Receivable Agreement (the “TRA”) with ESGEN Opco, LLC and certain ESGEN Opco, LLC members (the “TRA Holders”). Pursuant to the TRA, Zeo Energy Corp. is required to pay the TRA Holders 85% of the net cash savings, if any, in U.S. federal, state and local income and franchise tax (computed using simplifying assumptions to address the impact of state and local taxes) that the Company actually realizes (or is deemed to realize in certain circumstances) in periods after the Business Combination as a result of, as applicable to each such TRA Holder, (i) certain increases in tax basis that occur as a result of the acquisition (or deemed acquisition for U.S. federal income tax purposes) of all or a portion of such TRA Holder’s Exchangeable OpCo Units pursuant to the exercise of the OpCo Exchange Rights or a Mandatory Exchange and (ii) imputed interest deemed to be paid by the Company as a result of, and additional tax basis arising from, any payments it makes under the Tax Receivable Agreement. All such payments to the TRA Holders are the obligations of Zeo Energy Corp., and not that of ESGEN Opco, LLC. As of March 31, 2024, there have been no exchanges of ESGEN Opco, LLC units for Class A Common Stock of Zeo Energy Corp. and, accordingly, no TRA liabilities currently exist. Future exchanges will result in incremental tax attributes and potential cash tax savings for Zeo Energy Corp. The associated liability for the Tax Receivable Agreement will be recorded as a decrease to additional paid-in capital in the consolidated statement of stockholders’ equity. Any changes to an existing TRA liability, including changes to re-establish a TRA liability related to prior year exchanges, will be recorded as tax receivable agreement expense in the consolidated income statement. As of March 31, 2024, the Company has concluded, based on applicable accounting standards, that it was more likely than not that its deferred tax assets subject to the TRA would not be realized; therefore, the Company has not recorded a liability related to the tax savings it may realize from utilization of such deferred tax assets. As of March 31,2024, the total unrecorded TRA liability is approximately $48.8 million. In accordance with ASC Topic 450, Contingencies, any changes to an existing TRA liability, including changes to the fair value measurement or to re-establish a TRA liability related to prior year exchanges, will be recorded as tax receivable agreement in other income (expense), net in the condensed consolidated statement of operations. Similarly, if utilization of the deferred tax assets subject to the TRA becomes more likely than not in the future, the Company will record a liability related to the TRA which will be recorded through the condensed consolidated statement of operations. See Note 13 – Related Party Transactions.

Zeo Energy Corp.
Notes to the Condensed Consolidated Financial Statements
March 31, 2024

(as restated)

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

(as restated)

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

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	As of March 31,	As of December 31,
	2024	2023
Internally-developed software	$799,400	$691,745
Furniture	126,007	126,007
Equipment and vehicles	2,338,588	2,220,168
Property and equipment	3,263,995	3,037,920
Accumulated depreciation	(916,600)	(748,197)
	$2,347,395	$2,289,723

Depreciation expense related to the Company’s property and equipment was $168,403 and $99,138 for the three months ended March 31, 2024 and 2023, respectively, which were included in the condensed consolidated statements of operations.

Zeo Energy Corp.
Notes to the Condensed Consolidated Financial Statements
March 31, 2024

(as restated)

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

(as restated)

Operating lease costs recorded in general and administrative expenses in the condensed consolidated statements of operations were $163,965 and $130,942 for the three months ended March 31, 2024 and 2023, respectively.

The Company also leases multiple vehicles for its operations. The leases on vehicles generally have a 5-year term and are recorded as finance leases.

Finance lease costs recorded in depreciation and amortization in the consolidated statements of operations were $34,118 and $3,121 for the three months ended March 31, 2024, and 2023, respectively. Finance lease costs recorded in interest expense in the consolidated statements of operations were $14,332 and $0 for the three months ended March 31, 2024, and 2023, respectively.

The following amounts were recorded in the Company’s balance sheet relating to its operating and finance leases and other supplemental information:

	March 31, 2024	December 31, 2023
Right -of-use operating lease asset	$982,951	$1,135,668
Right-of-use finance lease asset	549,366	583,484

Current portion of obligations under operating leases	487,348	539,599
Current portion of obligations under finance leases	121,319	118,416
Obligations under operating leases, non-current	529,015	636,414
Obligations under finance leases, non-current	447,831	479,271
Total lease liabilities	$1,585,513	$1,773,700

Other supplemental information:
Weighted average remaining lease term (years)
Operating lease	2.81	2.86
Finance lease	4.03	4.28

Weighted average discount rate
Operating lease	4.23%	4.26%
Finance lease	9.75%	9.75%

Zeo Energy Corp.
Notes to the Condensed Consolidated Financial Statements
March 31, 2024

(as restated)

The following table presents the maturity analysis of operating and finance lease liabilities as of March 31, 2024:

Operating leases

Years	Operating Leases
2024	$404,649
2025	291,270
2026	186,931
2027	138,284
2028	58,566
Total lease payments	1,079,700
Less interest	63,337
Present value of lease liabilities	1,016,363

Finance leases

Years	Finance Leases
2024	$128,607
2025	171,476
2026	171,476
2027	171,476
2028	47,607
Total lease payments	690,642
Less interest	121,492
Present value of lease liabilities	569,150

The Company has deposited security payments related to the facility leases of $56,515 included in the Consolidated Balance Sheets as other assets.

NOTE 8 - DEBT

The Company has financing arrangements for many of the vehicles in its fleet. The financing includes direct loans for each vehicle being financed. During the three months ended March 31, 2024 and 2023 the Company entered into no new vehicle financing arrangements. Payments of debt obligations are based on level monthly payments for 60 months and include interest rates ranging from 4.94% - 11.09%. As of March 31, 2024, the weighted average interest rate on the Company’s short debt obligations was 7.55%. The combined amounts of these financial obligations are included in the condensed consolidated balance sheets as current portion of long-term debt and Long-term debt. The company does not have debt covenants associated with these arrangements.

The following table presents the maturity analysis of the long-term debt as of March 31, 2024:

Years
2024	$194,265
2025	315,076
2026	319,956
2027	149,172
2028	69,837
Total debt	1,048,306
Less current portion	299,515
Long-term debt	$748,791

Zeo Energy Corp.
Notes to the Condensed Consolidated Financial Statements
March 31, 2024

(as restated)

NOTE 9 - REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY

Business Combination

The consolidated statements of stockholders’ deficit, mezzanine equity and noncontrolling interests reflect the reverse recapitalization and Business Combination as described in Note 1 - Business Description and Note 3 - Reverse Recapitalization. As Sunergy was deemed to be the accounting acquirer in the Business Combination, all periods prior to the consummation of the Business Combination reflect the balances and activity of Sunergy Renewables, LLC. The consolidated balances as of December 31, 2023 from the financial statements of Sunergy Renewables, LLC as of that date and membership unit activity in the consolidated statements of change in stockholders’ deficit, as well as mezzanine and noncontrolling interests, prior to the consummation of the Business Combination have not been retroactively adjusted.

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
March 31, 2024

(as restated)

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

Class A Convertible Preferred Units (Redeemable noncontrolling interests)

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

(as restated)

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

(as restated)

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

(as restated)

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

During the period ended March 31, 2024, $3,118,584 of equity compensation expense was recognized for these awards as well as 375,000 awards and 120,707 awards issued to salespeople and vendors, respectively, at the close of the Business Combination based on the fair value of the stock on that date. As of March 31, 2024, an unrecognized compensation expense of $6,301,438 was determined and is expected to be recognized over the remaining 2.9 years.

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

(as restated)

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

As described in Note 2, Zeo Energy Corp. entered into the TRA with the TRA Holders. As of March 31, 2024, the Company has not recorded a liability related to the tax savings it may realize from utilization of such deferred tax assets. As of March 31,2024, the total unrecorded TRA liability is approximately $48.8 million. If utilization of the deferred tax assets subject to the TRA becomes more likely than not in the future, the Company will record a liability related to the TRA which will be recognized as expense within its consolidated statements of operations.

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

The following table presents the computation of the basic and diluted income per share of Class A Common Stock for the period of March 13, 2024 (the Closing Date) to March 31, 2024:

Three months ended
March 31, 2024
(as restated)
Numerator
Net loss attributable to Class A common shareholders	$(1,722,607)
Denominator
Basic and diluted weighted-average shares of Class A common stock outstanding	994,345

Net income per share of Class A common stock - basic and diluted	$(1.73)

The following table presents potentially dilutive securities, as of the end of the period, excluded from the computation of diluted net earnings per share of Class A Common Stock.

Three Months Ended March 31, 2024
Warrants(1)	13,800,000
Series A Preferred Stock(2)	1,500,000

(1)	Represents number of instruments outstanding at the end of the period that were evaluated under the treasury stock method for potentially dilutive effects and were determined to be anti-dilutive.

(2)	Represents number of Preferred Units outstanding at the end of the period that were excluded using the if-converted method.

Zeo Energy Corp.
Notes to the Condensed Consolidated Financial Statements
March 31, 2024

(as restated)

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

NOTE 16 - SUBSEQUENT EVENTS

On October 25, 2024, the Company closed an Asset Purchase Agreement (the “Asset Purchase Agreement”) with Lumio Holdings, Inc., a Delaware corporation (“Lumio”), and Lumio HX, Inc., a Delaware corporation (together with Lumio, the “Sellers”) (who are currently in bankruptcy), pursuant to which, subject to the terms and conditions set forth in the Asset Purchase Agreement, the Company agreed to acquire certain assets of the Sellers on an as-is, where-is basis, including uninstalled residential solar energy contracts, certain inventory, intellectual property and intellectual property rights, equipment, records, goodwill and other intangible assets (collectively, the “Assets”), free and clear of any liens other than certain specified liabilities of the Sellers that are being assumed (collectively, the “Liabilities” and such acquisition of the Assets and assumption of the Liabilities together, the “Transaction”) for a total purchase price of (i) $4 million in cash and (ii) 6,206,897 shares of the Company’s Class A Common Stock, par value $0.0001, to be paid to LHX Intermediate, LLC, a Delaware limited liability company (“LHX”). The Asset Purchase Agreement contains customary representations, warranties and covenants of the parties for a transaction involving the acquisition of assets from a debtor in bankruptcy, including the condition that the bankruptcy court enter an order authorizing and approving the Transaction.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (as restated)

References to the “Company,” “our,” “us” or “we” refer to Zeo Energy Corp. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the restated unaudited condensed consolidated interim financial statements and the notes thereto contained elsewhere in this Quarterly Report on Form 10-Q/A (this “Quarterly Report”). Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

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

The following table sets forth these metrics for the periods presented:

	Three Months Ended March 31,
(In thousands, except percentages)	2024	2023
Revenue, net	20,142	18,731
Gross profit	6,016	7,939
Gross margin	29.9%	42.4%
Contribution profit	2,072	3,765
Contribution margin	10.3%	20.1%
(Loss) income from operations	(4,049)	1,628
Net (loss) income	(4,107)	1,613
Adjusted EBITDA	(470)	2,055
Adjusted EBITDA margin	(2.3)%	11.0%

Gross Profit and Gross Margin

We define gross profit as revenue, net less cost of goods sold and depreciation and amortization related to cost of goods sold, and define gross margin, expressed as a percentage, as the ratio of gross profit to revenue, net. See “— Non-GAAP Financial Measures” for a reconciliation of Gross Profit and Gross Margin.

Contribution Profit and Contribution Margin

We define contribution profit as revenue, net less direct costs of revenue, commissions expense, and depreciation and amortization, and define contribution margin, expressed as a percentage, as the ratio of contribution profit to revenue, net. Contribution profit and margin can be used to understand our financial performance and efficiency and allows investors to evaluate our pricing strategy and compare against competitors. Our management uses these metrics to make strategic decisions, identify areas for improvement, set targets for future performance and make informed decisions about how to allocate resources going forward. Contribution margin reflects our Contribution profit as a percentage of revenues. See “— Non-GAAP Financial Measures” for a reconciliation of Gross Profit to Contribution Profit and Contribution Margin.

Adjusted EBITDA and Adjusted EBITDA Margin

We define Adjusted EBITDA, a non-GAAP financial measure, as earnings (loss) before interest expense, income tax expense (benefit), depreciation and amortization, other income (expenses), net as adjusted to exclude merger transaction related expenses. Adjusted EBITDA margin reflects our Adjusted EBITDA as a percentage of revenues. See “— Non-GAAP Financial Measures” for a reconciliation of GAAP net loss to Adjusted EBITDA and Adjusted EBITDA Margin.

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

Managing our Supply Chain. We rely on contract manufacturers and suppliers to produce our components. We have seen supply chain challenges and logistics constraints increase, including component shortages, which have, in certain cases, caused delays in the delivery of critical components and inventory, created longer lead times, and resulted in increased costs on jobs that were impacted by these issues. We experienced material shortages and an increase in pricing in 2022 and the beginning of 2023. In the second half of 2023 purchases we saw a correction in the supply chain. Our suppliers are generally meeting our materials needs and we are realizing a decrease in pricing for our solar components. Our ability to grow depends, in part, on the ability of our contract manufacturers and suppliers to provide high quality services and deliver components and finished products on time and at reasonable costs. In the event we are unable to mitigate the impact of delays and/or price increases in raw materials, electronic components and freight, it could delay the manufacturing and installation of our systems, which would adversely impact our cash flows and results of operations, including revenue and contribution margin.

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

Cost of Goods Sold (exclusive of depreciation and amortization)

Cost of goods sold (exclusive of depreciation and amortization) consists primarily of product costs (including solar panels, inverters, metal racking, connectors, shingles, wiring, warranty costs and logistics costs), installation labor and permitting costs.

The Company uses primarily U.S. suppliers for its materials and supplies. However, these supplies may be originally sourced from outside of the United States, mainly China. The supply chain and prices may be impacted by changes in the geo-political environment.

Revenue, net less cost of goods sold (exclusive of depreciation and amortization) may vary from period-to-period and is primarily affected by our average selling prices, financing or dealer fees, fluctuations in equipment costs and our ability to effectively and timely deploy our field installation teams to project sites once permitting departments have approved the design and engineering of systems on customer sites.

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

Sales and marketing expenses consist primarily of personnel-related expenses including sales commissions, as well as advertising, travel, trade shows, marketing, customer support and other indirect costs. We expect to continue to make the necessary investments to enable us to execute our strategy to increase our market penetration geographically and enter into new markets by expanding our base sales teams, installers and strategic sales dealer and partner network.

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

Results of Operations

Three Months Ended March 31, 2024 Compared to Year Ended March 31, 2023

The following table sets forth a summary of our condensed consolidated statements of operations for the periods presented:

	Three Months ended March 31,		Change
	2024	2023	$	%
Revenue, net	$20,142,156	$18,731,489	$1,410,667	7.5%
Costs and expenses:
Cost of goods sold (exclusive of depreciation and amortization)	13,957,966	10,690,635	3,267,331	30.6%
Depreciation and amortization	459,529	426,842	32,687	7.7%
Sales and marketing	6,553,787	4,308,323	2,245,464	52.1%
General and administrative	3,219,422	1,677,571	1,541,851	91.9%
Total operating expenses	24,190,704	17,103,371	7,087,333	41.4%
(Loss) income from operations	(4,048,548)	1,628,118	(5,676,666)	(348.7)%
Other expenses, net:
Other expense, net	-	5,000	(5,000)	(100.0)%
Change in fair value of warrant liabilities	(138,000)	-	(138,000)	-%
Interest expense	(35,222)	(20,381)	(14,841)	72.8%
Total other expenses, net	(173,222)	(15,381)	(157,841)	1,026.2%
Net (loss) income before income taxes	$(4,221,770)	$1,612,737	$(5,834,507)	(361.8)%

Revenue, net

Revenue, net increased by approximately $1.4 million as a result of our increase in sales volume for the three months ended March 31, 2024 and 2023. The Company’s first quarter benefits from the sales made in the prior year where the revenue recognition process is not yet complete. The Company had more sales at the end of 2023 that were in the installation process and completed the revenue recognition process in 2024 than they had at the end of 2022 and completed the revenue recognition process in the first quarter of 2023.

Cost of Goods Sold (exclusive of depreciation and amortization)

Cost of goods sold (exclusive of depreciation and amortization) increased by approximately $3.3 million as a result of the increase in revenues as noted above and an increase in the cost of labor and materials during the three months ended March 31, 2024 as compared to 2023. As a percentage of revenue, the cost of goods sold increased by 12.2%, from 57.1% for the three months ended March 31, 2023 to 69.3% for the three months ended March 31, 2024. The increase was driven primarily by an increase in the costs associated with the growth of the business in 2023 which are not as easily reduced when the Company has a decrease in revenue as we did in the first quarter compared to the 2nd half of 2023.

Depreciation and amortization

Depreciation and amortization increased by a nominal amount, from $426,842 for the three months ended March 31, 2023 to $459,529 for the three months ended March 31, 2024. The increase was due to an increase in our vehicle fleet in 2023 and the associated depreciation of the new vehicles.

General and Administrative expenses

General and administrative expenses increased by $1.5 million from $1.7 million for the three months ended March 31, 2023 to $3.2 million for the three months ended March 31, 2024. The increase in expenses is related primarily to investments the company is making in customer support, increase in allowance for credit losses technology and costs associated with operating a public company.

Sales and Marketing

Sales and marketing expenses increased by $2.2 million, from $4.3 million for the three months ended March 31, 2023 to $6.6 million for the three months ended March 31, 2024. The increase was a result of period expense for the fair value of shares issued to sales managers.

Other expenses, net

Other expenses, net increased from $15,381 for the three months ended March 31, 2023 to $173,222 for the three months ended March 31, 2024. The increase was primarily due to the change in the fair value of warrant liabilities in 2024.

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

Cash Flows

The following table summarizes our cash flows for the periods presented:

	For the three months ended March 31,
	2024	2023	Change
Net cash (used in) provided by operating activities	$(10,151,989)	$1,518,818	$(11,670,807)
Net cash used in investing activities	(226,076)	(73,178)	(152,898)
Net cash provided by (used in) financing activities	10,086,883	(295,057)	10,381,940

Cash flows (used in) provided by operating activities

Net cash used in operating activities was approximately $10.2 million during the three months ended March 31, 2024 compared to a net cash provided by operating activities of approximately $1.5 million during three months March 31, 2024. The decrease was primarily due to a decrease in net income due to the closing of the Business Combination.

Cash flows used in investing activities

Net cash used in investing activities was approximately $0.2 million for the three months ended March 31, 2024, primarily relating to purchases of property and equipment of $0.3 million. Net cash used in investing activities for the three months ended March 31, 2023 was approximately $0.1 million primarily relating to purchases of vehicles.

Cash flows provided by financing activities

Net cash provided by financing activities was approximately $10.1 million for the three months ended March 31, 2024, primarily relating to cash acquired from the Business Combination of $10.4 million offset by repayments of debt and distributions of stockholders. Net cash used in financing activities for the three months ended March 31, 2023 was approximately $0.3 million, primarily relating to distributions to members and repayments of debt.

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

Contribution Profit and Contribution Margin

We define contribution profit as revenue, net less direct costs of revenue, commissions expense and depreciation and amortization, and define contribution margin, expressed as a percentage, as the ratio of contribution profit to revenue, net. Contribution profit and margin can be used to understand our financial performance and efficiency and allows investors to evaluate our pricing strategy and compare against competitors. Our management uses these metrics to make strategic decisions, identify areas for improvement, set targets for future performance and make informed decisions about how to allocate resources going forward. Contributions margin reflects our Contribution profit as a percentage of revenues.

The following table provides a reconciliation of gross profit to contribution profit for the periods presented:

	Three months ended March 31,
	2024	2023
Total revenue	$20,142,156	$18,731,489
Less: Cost of goods sold (exclusive of depreciation and amortization shown below)	13,957,966	10,690,635
Less: Depreciation and amortization related to Cost of goods sold	168,403	102,258
Gross Profit	6,015,787	7,938,596
Adjustments:
Depreciation and amortization (exclusive of depreciation and amortization related to Cost of goods sold shown above)	291,126	324,584
Commissions expense	3,652,591	3,849,268
Contribution Profit	$2,072,070	$3,764,744

Gross Margin	29.9%	42.4%

Contribution margin	10.3%	20.1%

Adjusted EBITDA

We define Adjusted EBITDA, a non-GAAP financial measure, as net income (loss) before interest and other income (expenses), net, income tax expense, and depreciation and amortization. We utilize Adjusted EBITDA as an internal performance measure in the management of our operations because we believe the exclusion of these non-cash and non-recurring charges allow for a more relevant comparison of our results of operations to other companies in our industry. Adjusted EBITDA should not be viewed as a substitute for net loss calculated in accordance with GAAP, and other companies may define Adjusted EBITDA differently. Adjusted EBITDA margin reflects our Adjusted EBITDA as a percentage of revenues.

The following table provides a reconciliation of net (loss) income to Adjusted EBITDA for the periods presented:

	Three Months Ended March 31,
	2024	2023
Net (loss) income	$(4,107,102)	$1,612,737
Adjustments:
Other income, net	-	(5,000)
Change in fair value of warrant liabilities	138,000	-
Interest expense	35,222	20,381
Income tax benefit	(114,668)	-
Stock-based compensation	3,118,584	-
Depreciation and amortization	459,529	426,842

Adjusted EBITDA	$(470,435)	$2,054,960

Net income (loss) margin	(20.4)%	8.6%

Adjusted EBITDA margin	(2.3)%	11.0%

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15(e) and 15d-15(e) under the Exchange Act, our Chief Executive Officer and Chief Financial Officer (the “Certifying Officers”) carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2024. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of March 31, 2024 due to a material weaknesses in our internal controls over financial reporting (“ICFR”). As previously disclosed, a material weakness exists in the Company’s ICFR related to ineffective controls over period end financial disclosure and reporting processes, including not timely performing certain reconciliations and the completeness and accuracy of those reconciliations, and lack of effectiveness of controls over accurate accounting and financial reporting and reviewing the underlying financial statement elements, and recording incorrect journal entries that also did not have the sufficient review and approval.

Notwithstanding the identified material weaknesses, management, including the Certifying Officers, believes that the financial statements contained in this Form 10-Q filing fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented in conformity with GAAP.

Material Weakness

A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis.

While preparing the second quarter 2024 financial statements we identified internal control failures over our review of accounts payable, accrued liabilities, stock compensation, and revenue cutoff that resulted in material errors being reported in (i) our previously issued financial statements for the fiscal year ended December 31, 2023 included in the Company’s Form 8-K as filed with the Securities and Exchange Commission (the “SEC”) on March 20, 2024 and as amended on March 25, 2024 (the “Form 8-K”); (ii) the Company’s unaudited interim financial statements for three months ended March 31, 2024, included in the Quarterly Report on Form 10-Q as filed with the SEC on May 16, 2024; and (iii) the financial statements noted in items (i) and (ii) above included in the Company’s Registration Statement on Form S-1, which was declared effective by the SEC on May 31, 2024. The Company has corrected these errors in an amendment to (i) the Form 8-K, filed on August 19, 2024 and (ii) an amendment to its Current Report on Form 10-Q for the quarterly period ended March 31, 2024 filed on August 19, 2024.

While preparing the third quarter 2024 financial statements we identified internal control failures over our review of revenue and related cost of goods sold cutoff, expense classification, prepaid expenses and financing agreements that resulted in material errors being reported in (i) our previously issued financial statements for the fiscal years ended December 31, 2023 and 2022 included in the Company’s Form 8-K as filed with the Securities and Exchange Commission (the “SEC”) on March 20, 2024 and as amended on March 25, and August 19, 2024 (the “8-K”), (ii) the Company’s unaudited condensed consolidated interim financial statements for the three months ended March 31, 2024 included in the Quarterly Report on Form 10-Q/A as filed with the SEC on August 19, 2024 (the “Q1 10-Q”), (iii) the Company’s unaudited condensed consolidated interim financial statements for the three and six months ended June 30, 2024 included in the Quarterly Report on Form 10-Q as filed with the SEC on August 19, 2024 (the “Q2 10-Q”, and together with the Q1 10-Q, the “10-Qs”) and (iv) the financial statements noted in items (i) through (iii) above included in the Company’s Registration Statement on Form S-1, as amended (the “S-1”), which was declared effective by the SEC on October 1, 2024. The Company has corrected these errors in an amendment to (i) the Form 8-K, filed on January 23, 2025, (ii) an amendment to its Current Report on Form 10-Q for the quarterly period ended March 31, 2024, filed on January 23, 2025 and (iii) an amendment to its Current Report on Form 10-Q for the quarterly period ended June 30, 2024, filed on January 23, 2025.

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

Management has considered and reviewed the errors which occurred in revenue and cost of goods sold cutoff, accounts payable, accrued liabilities, stock compensation, expense classification, prepaid expenses, operating lease cash flow classification and finance lease arrangements. Management has determined that controls are not designed effectively in these areas. To mitigate future misstatements in these areas management will implement the following procedures at the end of each reporting period:

1.	Accounts Payable - Review the accounts payable with the executive team to inquire about any invoices not sent to accounts payable.

2.

Accrued Liabilities - Review the accrued liabilities detail with the executive team to determine if there are any expenses/liabilities for which the company should accrue an expense which has not yet been recognized.

3.	Stock Compensation - Review with the CEO and Legal Counsel the list of stock grants which have been made and ask if there have been any other grants made (paper issued to employees or vendors) which should be included in the analysis.

4.	Classification of expenses - Review the expense classification with the executive team to determine all expenses are properly classified.

5.	Classification of finance lease arrangements - Review the financing agreements with the executive team to determine proper classification of the agreements as debt or finance lease.

6.	Prepaid expenses – Review prepaid expenses with the executive team to determine if all prepaid expenses have been properly recorded for future services to be rendered and subsequently amortized.

7.	Revenue and cost of goods sold cut off – Review revenue and related cost of goods sold with executive team to determine if revenue and related cost of goods sold is properly recognized.

We cannot assure you that these measures will remediate the material weaknesses described above. The implementation of these remediation measures is in the early stages and will require validation and testing of the design and operating effectiveness of our internal controls over a sustained period of financial reporting cycles and, as a result, the timing of when we will be able to fully remediate the material weaknesses is uncertain. If the steps we take do not remediate the material weaknesses in a timely manner, there could be a reasonable possibility that these control deficiencies or others may result in a material misstatement of our annual or interim financial statements that would not be prevented or detected on a timely basis. This, in turn, could jeopardize our ability to comply with our reporting obligations, limit our ability to access the capital markets and adversely impact our stock price.

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

If we identify future deficiencies in our internal control over financial reporting or if we are unable to comply with the demands that will be placed upon us as a public company, including the requirements of Section 404 of the Sarbanes-Oxley Act, in a timely or effective manner, we may be unable to accurately report our financial results, or report them within the timeframes required by the SEC. We also could become subject to sanctions or investigations by the SEC or other regulatory authorities. In addition, if we are unable to assert that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal control over financial reporting when required, investors may lose confidence in the accuracy and completeness of our financial reports, and we may face restricted access to the capital markets and our stock price may be adversely affected.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the period from January 1, 2024 through March 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Subsequent to March 31, 2024, the Company began working on their remediation plan as described above.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None

Item 6. Exhibits.

The following exhibits are filed as part of, or incorporated by reference into, this Form 10-Q.

		Incorporated by Reference
Exhibit Number	Description	Form	Exhibit	Filing Date
3.1	Certificate of Incorporation of Zeo Energy Corp.	8-K	3.1	March 20, 2024
3.2	Bylaws of Zeo Energy Corp.	8-K	3.2	March 20, 2024
10.1	Amended and Restated Subscription Agreement, dated as of January 24, 2024, by and among ESGEN, OpCo and the Sponsor.	8-K	10.2	January 25, 2024
10.2	Letter Agreement, dated as of October 22, 2021, by and among ESGEN, the Sponsor and the Insiders party thereto.	8-K	10.5	October 25, 2021
10.3	Amendment to Letter Agreement, dated as of April 19, 2023, by and among ESGEN, the Sponsor and the Insiders party thereto.	8-K	10.1	April 20, 2023
10.4	Amendment No. 2 to Letter Agreement, dated as of January 24, 2024, by and among ESGEN, the Sponsor and the Insiders party thereto.	8-K	10.1	January 25, 2024
10.5	Side Letter, dated as of March 13, 2024 by and among ESGEN, Sponsor, Sunergy and the other parties thereto.	8-K	10.5	March 20, 2024
10.6	Non-Redemption Agreement, dated as of March 11, 2024, by and between ESGEN and The K2 Principal Fund L.P.	8-K	10.1	March 12, 2024
10.7	Amended and Restated Registration Rights Agreement, dated as of March 13, 2024.	8-K	10.7	March 20, 2024
10.8	OpCo A&R LLC Agreement, dated as of March 13, 2024.	8-K	10.8	March 20, 2024
10.10	Tax Receivable Agreement, dated as of March 13, 2024.	8-K	10.10	March 20, 2024
10.11	Form of Indemnification Agreement.	8-K	10.11	March 20, 2024
10.12	Employment Agreement, dated March 13, 2024, by and between Opco and Timothy Bridgewater.	8-K	10.12	March 20, 2024
10.13	Employment Agreement, dated March 13, 2024, by and between Opco and Kalen Larsen.	8-K	10.13	March 20, 2024
10.14	Employment Agreement, dated March 13, 2024, by and between Opco and Gianluca “Luke” Guy.	8-K	10.14	March 20, 2024
10.15	Employment Agreement, dated March 13, 2024, by and between Opco and Brandon Bridgewater.	8-K	10.15	March 20, 2024
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Zeo Energy Corp.

Date: January 23, 2025		/s/ Timothy Bridgewater
	Name:	Timothy Bridgewater
	Title:	Chief Executive Officer

Date: January 23, 2025	By:	/s/ Cannon Holbrook
	Name:	Cannon Holbrook
	Title:	Chief Financial Officer