Form 10-Q/A
period 2024-06-30
Zeo Energy Corp.
filed 2025-01-23
CIK 1865506

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

As of January 22, 2025, the registrant had 14,031,345 shares of Class A common stock, par value $0.0001 outstanding, and 35,230,000 shares of Class V common stock, par value $0.0001, outstanding.

EXPLANATORY NOTE

References throughout this Amendment No. 1 to the Quarterly Report on Form 10-Q to “we,” “us,” the “Company” or “our company” are to Zeo Energy Corp., unless the context otherwise indicates.

The Company is filing this Amendment No. 1 (“Amendment No. 1”) to the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2024, originally filed with the Securities and Exchange Commission (“SEC”) on August 19, 2024 (the “Original Filing”) to restate its unaudited condensed consolidated interim financial statements as of and for the three and six months ended June 30, 2024.

During the preparation of the Company’s unaudited condensed consolidated interim financial statements for the three and nine months ended September 30, 2024, the Company’s management identified the following misstatements, to the Company’s financial statements:

●	For the three and six months ended June 30, 2024, there were misstatements to revenue, net of financing fees and total revenue, cost of goods sold (exclusive of depreciation and amortization), prepaid installation costs, contract liabilities and accounts receivable, net for improper cut-off. Adjustments have been made to revenue, net of financing fees, total revenue and cost of goods sold (exclusive of depreciation and amortization) on the statements of operations as well as adjustments to reflect these adjustments in the balance sheet, statement of changes in redeemable noncontrolling interests and stockholders’ equity and statement of cash flows.

●	For the three and six months ended June 30, 2024 and 2023, cost of goods sold (exclusive of depreciation and amortization) included selling expenses related to commissions earned by the sales team and third party dealers related to obtaining sales orders and contracts. The Company has further determined that selling expenses should not be included in the cost of goods sold (exclusive of depreciation and amortization) but instead in sales and marketing expense as they do not relate to the direct delivery of the product or service but rather to the acquiring of the customer and sale of the product or service. This misstatement has no impact on total operating expenses, (loss) income from operations or net (loss) income. Additionally, this misstatement has no impact on the balance sheets, statements of changes in redeemable noncontrolling interests and stockholders’ equity or statements of cash flows.

●	As of June 30, 2024 and December 31, 2023, finance lease assets and liabilities were included in property, equipment and other fixed assets, net and in the current portion of long-term debt and long-term debt. The Company has further determined that the vehicles should be recorded as right-of-use finance lease assets and finance lease liabilities. Adjustments have been made to depreciation and amortization expense and interest expense on the statements of operations as well as adjustments to reflect the presentation of finance leases in the statements of cash flows.

●	For the six months ended June 30, 2023, adjustments have been made to reflect the correct presentation of operating leases within the statement of cash flows. This has no impact on total operating cash flows.

●	As of June 30, 2024, prepaid expenses and other current assets included prepaid expenses associated with shares issued in connection with arrangements with the Company’s service providers. After further investigation, it was determined that certain of these prepaid expenses should have been expensed at the time of issuance as there was no future service obligation in place and other prepaid expenses did not have the appropriate amortization expense recorded in association with the arrangements. Certain of these amounts initially recorded did not reflect the fair value of the Class A Common Stock at the date of the Business Combination which resulted in additional expense and an impact to additional paid-in capital for the incremental value of the shares issued. After further investigation, it was determined that this should be recorded as a period expense at the time of the issuance as there was no future service obligation in place. The amount recorded reflects the fair value at the date of the Business Combination and resulted in additional expense and an impact to additional paid-in capital for the incremental value.

●	For the three and six months ended June 30, 2024 and 2023, due to the nature of the underlying costs, reclassifications of expenses have been made between cost of goods sold (exclusive of depreciation and amortization), sales and marketing and general and administrative. This misstatement has no impact on total operating expenses, (loss) income from operations or net (loss) income. Additionally, this misstatement has no impact on the balance sheets, statements of changes in redeemable noncontrolling interests and stockholders’ equity or statements of cash flows.

Therefore, on November 13, 2024, the audit committee of the board of directors of the Company, after discussion with the Company’s management, concluded that (i) the Company’s previously issued financial statements, Management’s Discussion and Analysis of Financial Condition and Results of Operation and unaudited pro forma combined financial information for the fiscal years ended December 31, 2023 and 2022 included in the Company’s Form 8-K as filed with SEC on March 20, 2024 and as amended on March 25, 2024 and August 19, 2024, (ii) the Company’s unaudited condensed consolidated interim financial statements for the three months ended March 31, 2024 included in the Quarterly Report on Form 10-Q/A as filed with the SEC on August 19, 2024 (the “Q1 10-Q”), (iii) the Company’s unaudited condensed consolidated interim financial statements for the three and six months ended June 30, 2024 included in the Quarterly Report on Form 10-Q as filed with the SEC on August 19, 2024 (the “Q2 10-Q”, and together with the Q1 10-Q, the “10-Qs”) and (iv) the financial statements noted in items (i) through (iii) above included in the Company’s Registration Statement on Form S-1, as amended, which was declared effective by the SEC on October 1, 2024, should no longer be relied upon due to the misstatements described above.

As such, the Company is filing this Amendment No. 1 to the Q2 10-Q to restate its unaudited condensed consolidated interim financial statements as of and for the three and six months ended June 30, 2024.

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

The only changes to the Q2 10-Q are those related to the matters described above. Except as described above, this Amendment does not amend, update or change any other item or disclosure in the Q2 10-Q and does not purport to reflect any information or event subsequent to the filing thereof. As such, this Amendment speaks only as of the date the Q2 10-Q was filed, and we have not undertaken to amend, update or change any information contained in the Q2 10-Q to give effect to any subsequent event, other than as expressly indicated in this Amendment. Accordingly, this Amendment should be read in conjunction with the Q2 10-Q.

Page
PART 1 - FINANCIAL INFORMATION	1
Item 1. Financial Statements (Unaudited)	1
Condensed Consolidated Balance Sheets as of June 30, 2024 and December 31, 2023 (as restated)	1
Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2024 and 2023 (as restated)	2
Condensed Consolidated Statements of Changes in Redeemable Noncontrolling Interests and Stockholders’ Equity for the three and six months ended June 30, 2024 (as restated)	3
Condensed Consolidated Statements of Changes in Redeemable Noncontrolling Interests and Stockholders’ Equity for the three and six months ended June 30, 2023 (as restated)	4
Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2024 and 2023 (as restated)	5
Notes to Condensed Consolidated Financial Statements (as restated)	6
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (as restated)	34
Item 3. Quantitative and Qualitative Disclosures about Market Risk	46
Item 4. Control and Procedures	46
PART II - OTHER INFORMATION	49
Item 1. Legal Proceedings	49
Item 1A. Risk Factors	49
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	49
Item 3. Defaults Upon Senior Securities	49
Item 4. Mine Safety Disclosures	49
Item 5. Other Information	49
Item 6. Exhibits	50
SIGNATURES	51

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ZEO ENERGY CORP.

CONDENSED CONSOLIDATED BALANCE SHEET

	As of June 30,	As of December 31,
	2024	2023
	(as restated See Note 3)
Assets
Current assets
Cash and cash equivalents	$5,342,120	$8,022,306
Accounts receivable, including $819,212 and $396,488 from related parties, net of allowance for credit losses of $1,112,580 and $862,580, as of June 30, 2024 and December 31, 2023, respectively	7,529,950	2,905,205
Inventories	436,859	350,353
Prepaid installation costs	1,147,205	4,915,064
Prepaid expenses and other current assets	1,569,467	40,403
Total current assets	16,025,601	16,233,331
Other assets	324,830	62,140
Property, equipment and other fixed assets, net	2,289,606	2,289,723
Right -of-use operating lease asset	828,447	1,135,668
Right-of-use finance lease asset	515,248	583,484
Intangibles, net	257,011	771,028
Goodwill	27,010,745	27,010,745
Total assets	$47,251,488	$48,086,119

Liabilities, mezzanine equity and stockholders’ equity
Current liabilities
Accounts payable	$3,389,656	$4,699,855
Accrued expenses and other current liabilities, including $784,527 and $2,415,966 with related parties at June 30, 2024 and December 31, 2023, respectively	3,759,367	4,646,365
Current portion of long-term debt	307,426	294,398
Current portion of obligations under operating leases	384,415	539,599
Current portion of obligations under finance leases	124,293	118,416
Contract liabilities, including $9,900 and $1,160,848 with related parties as of June 30, 2024 and December 31, 2023, respectively	435,489	5,223,518
Total current liabilities	8,400,646	15,522,151
Obligations under operating leases, non-current	468,796	636,414
Obligations under finance leases, non-current	415,619	479,271
Other liabilities	1,500,000	-
Warrant liabilities	828,000	-
Long-term debt	685,629	825,764
Total liabilities	12,298,690	17,463,600
Commitments and contingencies (Note 16)

Redeemable noncontrolling interests
Convertible preferred units	15,463,555	-
Class B Units	72,519,500	-

Stockholders’ (deficit) equity
Class V common stock	3,523	3,373
Class A common stock	503	-
Additional paid in capital	2,417,888	31,152,491
Accumulated deficit	(55,452,171)	(533,345)
Total stockholders’ (deficit) equity	(53,030,257)	30,622,519
Total liabilities, redeemable noncontrolling interests and stockholders’ (deficit) equity	$47,251,488	$48,086,119

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZEO ENERGY CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(as restated – See Note 3)
Revenue, net of financing fees of $ 1,662,391 and $12,533,767 for the three months ended June 30, 2024 and 2023, respectively and $ 5,743,749 and $18,784,295 for the six months ended June 30, 2024 and 2023, respectively	$7,798,646	$30,079,365	$19,128,033	$48,810,854
Related party revenue, net of financing fees of $3,127,622 and $0 for the three months ended June 30, 2024 and 2023, respectively and $6,983,841 and $0 for the six months ended June 30, 2024 and 2023, respectively	6,997,626	-	15,810,395	-
Total revenue	14,796,272	30,079,365	34,938,428	48,810,854
Operating costs and expenses:
Cost of goods sold (exclusive of depreciation and amortization shown below)	7,059,839	18,081,999	21,017,805	28,772,634
Depreciation and amortization	453,669	483,351	913,198	910,193
Sales and marketing	4,422,063	6,910,013	10,975,850	11,218,334
General and administrative	5,523,571	3,735,634	8,742,993	5,413,205
Total operating expenses	17,459,142	29,210,997	41,649,846	46,314,366
(Loss) income from operations	(2,662,870)	868,368	(6,711,418)	2,496,488
Other income (expense), net:
Other income (expense), net	50,821	(7,169)	50,821	(2,169)
Change in fair value of warrant liabilities	828,000	-	690,000	-
Interest expense	(49,808)	(32,143)	(85,030)	(52,524)
Total other income (expense), net	829,013	(39,312)	655,791	(54,693)
Net (loss) income before taxes	(1,833,857)	829,056	(6,055,627)	2,441,795
Income tax benefit	76,538	-	191,206	-
Net (loss) income	(1,757,319)	829,056	(5,864,421)	2,441,795
Less: Net loss attributable to Sunergy Renewables LLC prior to the Business Combination	-	829,056	(523,681)	2,441,795
Net (loss) income subsequent to the Business Combination	(1,757,319)	-	(5,340,740)	-
Less: Net loss attributable to redeemable noncontrolling interests	(1,479,529)	-	(3,531,459)	-
Net (loss) income attributable to Class A common stock	$(277,790)	$-	$(1,809,281)	$-

Basic and diluted net loss per common unit	$(0.06)	$-	$(0.60)	$-
Weighted average units outstanding, basic and diluted	5,026,964	-	3,010,654	-

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZEO ENERGY CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN REDEEMABLE
NONCONTROLLING INTERESTS AND STOCKHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2024

	Redeemable noncontrolling interests											Total
	Convertible Preferred Units		Class B	Common Units		Class V Common Stock		Class A Common Stock		Additional Paid-in	Accumulated	Stockholders’ Equity
	Shares	Amount	units	Units	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance, December 31, 2023, as restated	-	$-	$-	1,000,000	$31,155,864	-	$-	-	$-	$-	$(533,345)	$30,622,519
Retroactive application of Business Combination (Note 1)	-	-	-	(1,000,000)	(31,155,864)	33,730,000	3,373	-	-	31,152,491	-	-
Balance, December 31, 2023, as restated	-	-	-	-	-	33,730,000	3,373	-	-	31,152,491	(533,345)	30,622,519
Stockholder distributions	-	-	-	-	-	-	-	-	-	-	(90,000)	(90,000)
Net loss prior to the Business Combination				-	-	-	-	-	-	-	(523,681)	(523,681)
Effects of Business Combination
Issuance of Class A Shares to third party advisors, as restated	-	-	-	-	-	-	-	178,207	18	891,017	-	891,035
Issuance of Class A Shares to backstop investor	-	-	-	-	-	-	-	225,174	23	1,569,440	-	1,569,463
Reverse Recapitalization (Note 3)	1,500,000	6,855,076	-	-	-	1,500,000	150	4,248,583	425	(1,677,860)	-	(1,677,285)
Transaction costs	-	-	-	-	-	-	-	-	-	(2,890,061)	-	(2,890,061)
Establishment of redeemable noncontrolling interests, as restated	-	-	26,116,548	-	-	-	-	-	-	(26,116,548)	-	(26,116,548)
Activities subsequent to business combination
Stock-based compensation, as restated	-	-	-	-	-	-	-	375,000	37	3,118,547	-	3,118,584
Subsequent measurement of redeemable noncontrolling interests, as restated	-	-	176,420,473	-	-	-	-	-	-	(6,047,026)	(170,373,447)	(176,420,473)
Net income (loss), as restated	-	8,224,091	(10,276,021)	-	-	-	-	-	-	-	(1,531,491)	(1,531,491)
Balance, March 31, 2024, as restated	1,500,000	15,079,167	192,261,000	-	-	35,230,000	3,523	5,026,964	503	-	(173,051,964)	(173,047,938)
Stock-based compensation	-	-	-	-	-	-	-	-	-	2,417,888	-	2,417,888
Subsequent measurement of redeemable noncontrolling interests, as restated	-	-	(117,877,583)	-	-	-	-	-	-	-	117,877,583	117,877,583
Net income (loss), as restated	-	384,388	(1,863,917)	-	-	-	-	-	-	-	(277,790)	(277,790)
Balance, June 30, 2024, as restated	1,500,000	$15,463,555	$72,519,500	-	$-	35,230,000	$3,523	5,026,964	$503	$2,417,888	$(55,452,171)	$(53,030,257)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZEO ENERGY CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN REDEEMABLE
NONCONTROLLING INTERESTS AND STOCKHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2023

	Redeemable noncontrolling interests
	Convertible Preferred Units		Class B	Common Units		Class V Common Stock		Class A Common Stock		Additional Paid-in	Retained	Total Stockholders’
	Shares	Amount	Units	Units	Amount	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
Balance, December 31, 2022	-	$-	$-	1,000,000	$31,155,864	-	$-	-	$-	$-	$119,982	$31,275,846
Retroactive application of Business Combination (Note 1)	-	-	-	(1,000,000)	(31,155,864)	33,730,000	3,373	-	-	31,152,491	-	-
Balance, December 31, 2022	-	-	-	-	-	33,730,000	3,373	-	-	31,152,491	119,982	31,275,846
Stockholder distributions	-	-	-	-	-	-	-	-	-	-	(166,323)	(166,323)
Net income prior to the Business Combination, as restated	-	-	-	-	-	-	-	-	-	-	1,612,737	1,612,737
Balance, March 31, 2023, as restated	-	-	-	-	-	33,730,000	3,373	-	-	31,152,491	1,566,396	32,722,260
Stockholder distributions	-	-	-	-	-	-	-	-	-	-	(361,319)	(361,319)
Net income prior to the Business Combination, as restated	-	-	-	-	-	-	-	-	-	-	829,058	829,058
Balance, June 30, 2023, as restated	-	$-	$-	-	$-	33,730,000	$3,373	-	$-	$31,152,491	$2,034,135	$33,189,999

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZEO ENERGY CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2024	2023
	(as restated – see Note 3)
Cash Flows from Operating Activities
Net (loss) income	$(5,864,421)	$2,441,795
Adjustment to reconcile net (loss) income to cash (used in) provided by operating activities
Depreciation and amortization	844,962	879,549
Change in fair value of warrant liabilities	(690,000)	-
Provision for credit losses	250,000	452,541
Non-cash operating lease expense	307,221	250,618
Non-cash finance lease expense	68,236	30,644
Stock based compensation expense	5,598,689	-
Changes in operating assets and liabilities:
Accounts receivable	(4,452,021)	(1,834,200)
Accounts receivable due from related parties	(422,724)	-
Inventories	(86,506)	34,530
Prepaid installation costs	3,767,859	-
Prepaids and other current assets	(922,679)	(992,377)
Other assets	(201,381)	(127,500)
Accounts payable	(2,459,688)	50,288
Accrued expenses and other current liabilities	(1,347,027)	2,067,868
Accrued expenses and other current liabilities due to related parties	(1,631,439)	-
Contract liabilities	(3,637,081)	(1,046,093)
Contract liabilities due to related parties	(1,150,948)	-
Due to officers	-	(94,056)
Operating lease payments	(322,802)	(234,721)
Net cash (used in) provided by operating activities	(12,351,750)	1,878,886

Cash flows from Investing Activities
Purchases of property, equipment and other assets	(330,829)	(38,417)
Net cash used in investing activities	(330,829)	(38,417)

Cash flows from Financing Activities
Proceeds from the issuance of convertible preferred stock, net of transaction costs	10,277,275	-
Repayments of debt	(127,107)	(138,163)
Repayments of finance lease	(57,775)	(29,636)
Distributions to members	(90,000)	(527,642)
Net cash provided by (used in) financing activities	10,002,393	(695,441)
Net (decrease) increase in cash and cash equivalents	(2,680,186)	1,145,028
Cash and cash equivalents, beginning of period	8,022,306	2,268,306
Cash and cash equivalents, end of the period	$5,342,120	$3,413,334

Supplemental Cash Flow Information
Cash paid for interest	$60,238	$38,162

Non-cash transactions
Right-of-use assets obtained in exchange for operating lease liabilities	$-	$653,663
Right-of-use assets obtained in exchange for finance lease liabilities	$-	$682,365
Transaction costs	$3,269,039	$-
Issuance of Class A common stock to vendors	$891,035	$-
Issuance of Class A common stock to backstop investors	$1,569,463	$-
Preferred dividends	$8,608,479	$-

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

(as restated)

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

Zeo Energy Corp.

Notes to the Condensed Consolidated Financial Statements

June 30, 2024

(as restated)

NOTE 2 - LIQUIDITY AND GOING CONCERN

As of June 30, 2024, the Company had $7.6 million of working capital including $5.3 million of cash and cash equivalents. Management has assessed the going concern assumptions of the Company during the preparation of these consolidated financial statements.

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

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and principles of Consolidation

The accompanying unaudited condensed consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. These statements should be read in conjunction with Sunergy’s audited financial statements for the fiscal year ended December 31, 2023 as included with the Company’s Form 8-K/A filed with the SEC on March 25, 2024. The results reported in these unaudited condensed consolidated interim financial statements are not necessarily indicative of results for the full fiscal year.

Our unaudited condensed consolidated interim financial statements include the accounts of Zeo Energy Corp, the accounts of Sun First Energy, LLC, Sunergy Solar LLC and Sunergy Roofing and Construction, LLC, all wholly owned subsidiaries, and ESGEN Opco, VIE for which the Company is the primary beneficiary. All intercompany balances and transactions have been eliminated in consolidation. The December 31, 2023 balances reported herein are derived from the audited consolidated financial statements of Sunergy as included in the Company’s Current Report on Form 8-K/A Amendment No. 3, filed with the SEC on January 23, 2025.

Restatement to Previously Reported Financial Statements

On November 13, 2024, the audit committee of the board of directors of Zeo Energy Corp. (the “Company”), after discussion with the management of the Company, concluded that (i) the Company’s previously issued financial statements for the fiscal years ended December 31, 2023 and 2022 included in the Company’s Form 8-K as filed with SEC on March 20, 2024 and as amended on March 25, 2024 and August 19, 2024 (the “8-K”), (ii) the Company’s unaudited condensed consolidated interim financial statements for the three months ended March 31, 2024 included in the Quarterly Report on Form 10-Q/A as filed with the SEC on August 19, 2024 (the “Q1 10-Q”), (iii) the Company’s unaudited condensed consolidated interim financial statements for three and six months ended June 30, 2024 included in the Quarterly Report on Form 10-Q as filed with the SEC on August 19, 2024 (the “Q2 10-Q”, and together with the Q1 10-Q, the “10-Qs”) and (iv) the financial statements noted in items (i) through (iii) above included in the Company’s Registration Statement on Form S-1, as amended (the “S-1”), which was declared effective by the SEC on October 1, 2024, should no longer be relied upon due to the misstatements described below.

During the preparation of the Company’s unaudited condensed consolidated interim financial statements for the three and nine months ended September 30, 2024, the Company’s management identified the following misstatements, to the Company’s financial statements:

●

For the three and six months ended June 30, 2024, there were misstatements to revenue, net of financing fees and total revenue, cost of goods sold (exclusive of depreciation and amortization), prepaid installation costs, contract liabilities and accounts receivable, net for improper cut-off. Adjustments have been made to revenue, net of financing fees, total revenue and cost of goods sold (exclusive of depreciation and amortization) on the statements of operations as well as adjustments to reflect these adjustments in the balance sheet, statement of changes in redeemable noncontrolling interests and stockholders’ equity and statement of cash flows.

●

For the three and six months ended June 30, 2024 and 2023, cost of goods sold (exclusive of depreciation and amortization) included selling expenses related to commissions earned by the sales team and third party dealers related to obtaining sales orders and contracts. The Company has further determined that selling expenses should not be included in the cost of goods sold (exclusive of depreciation and amortization) but instead in sales and marketing expense as they do not relate to the direct delivery of the product or service but rather to the acquiring of the customer and sale of the product or service. This misstatement has no impact on total operating expenses, (loss) income from operations or net (loss) income. Additionally, this misstatement has no impact on the balance sheets, statements of changes in redeemable noncontrolling interests and stockholders’ equity or statements of cash flows.

●	As of June 30, 2024 and December 31, 2023, finance lease assets and liabilities were included in property, equipment and other fixed assets, net and in the current portion of long-term debt and long-term debt. The Company has further determined that the vehicles should be recorded as right-of-use finance lease assets and finance lease liabilities. Adjustments have been made to depreciation and amortization expense and interest expense on the statement of operations as well as adjustments to reflect the presentation of finance leases in the statement of cash flows.

Zeo Energy Corp.

Notes to the Condensed Consolidated Financial Statements

June 30, 2024

(as restated)

●	For the six months ended June 30, 2023, adjustments have been made to reflect the correct presentation of operating leases within the statement of cash flows. This has no impact on total operating cash flows.

●

As of June 30, 2024, prepaid expenses and other current assets included prepaid expenses associated with shares issued in connection with arrangements with the Company’s service providers. After further investigation, it was determined that certain of these prepaid expenses should have been expensed at the time of issuance as there was no future service obligation in place and other prepaid expenses did not have the appropriate amortization expense recorded in association with the arrangements. Certain of these amounts initially recorded did not reflect the fair value of the Class A Common Stock at the date of the Business Combination which resulted in additional expense and an impact to additional paid-in capital for the incremental value of the shares issued. After further investigation, it was determined that this should be recorded as a period expense at the time of the issuance as there was no future service obligation in place. The amount recorded reflects the fair value at the date of the Business Combination and resulted in additional expense and an impact to additional paid-in capital for the incremental value.

●

For the three and six months ended June 30, 2024 and 2023, due to the nature of the underlying costs, reclassifications of expenses have been made between cost of goods sold (exclusive of depreciation and amortization), sales and marketing and general and administrative. This misstatement has no impact on total operating expenses, (loss) income from operations or net (loss) income. Additionally, this misstatement has no impact on the balance sheets, statements of changes in redeemable noncontrolling interests and stockholders’ equity or statements of cash flows.

This Note discloses the nature of the restatement adjustments and discloses the cumulative effects of these adjustments included in Amendment No. 1 to the Original Form 10-Q. The effects of the misstatements have been corrected in all impacted tables and footnotes throughout these unaudited condensed consolidated interim financial statements.

Impact to the condensed consolidated balance sheet as of June 30, 2024

	As reported	Adjustment	As restated
Accounts receivable, net	$7,207,854	$322,096	$7,529,950
Prepaid installation costs	$865,327	$281,878	$1,147,205
Prepaid expenses and other current assets	$4,043,640	$(2,474,173)	$1,569,467
Total current assets	$17,895,800	$(1,870,199)	$16,025,601
Other assets	$235,442	$89,388	$324,830
Property, equipment and other fixed assets, net	$2,843,624	$(554,018)	$2,289,606
Right of use financing lease assets	$-	$515,248	$515,248
Total assets	$49,071,069	$(1,819,581)	$47,251,488
Current portion of long-term debt	$420,745	$(113,319)	$307,426
Current portion of obligations under financing leases	$-	$124,293	$124,293
Contract liabilities	$279,901	$155,588	$435,489
Total current liabilities	$8,234,084	$166,562	$8,400,646
Obligations under financing leases, non-current	$-	$415,619	$415,619
Long-term debt	$1,175,047	$(489,418)	$685,629
Total liabilities	$12,205,927	$92,763	$12,298,690
Additional paid in capital	$2,033,500	$384,388	$2,417,888
Accumulated deficit	$(53,155,439)	$(2,296,732)	$(55,452,171)
Total stockholders’ deficit	$(51,117,913)	$(1,912,344)	$(53,030,257)
Total liabilities, redeemable noncontrolling interests and stockholders’ equity	$49,071,069	$(1,819,581)	$47,251,488

Impact to the condensed consolidated statement of operations for the three months ended June 30, 2024

	As reported	Adjustment	As restated
Revenue, net of financing fees	$7,714,200	$84,446	$7,798,646
Total revenue	$14,711,826	$84,446	$14,796,272
Cost of goods sold (exclusive of depreciation and amortization shown below)	$10,325,979	$(3,266,140)	$7,059,839
Depreciation and amortization	$456,841	$(3,172)	$453,669
Sales and marketing	$215,192	$4,206,871	$4,422,063
General and administrative	$5,909,385	$(385,814)	$5,523,571
Total operating expenses	$16,907,397	$551,745	$17,459,142
Loss from operations	$(2,195,571)	$(467,299)	$(2,662,870)
Interest expense	$(34,233)	$(15,575)	$(49,808)
Total other income (expense), net	$844,588	$(15,575)	$829,013
Net loss before taxes	$(1,350,983)	$(482,874)	$(1,833,857)
Income tax benefit	$61,185	$15,353	$76,538
Net loss	$(1,289,798)	$(467,521)	$(1,757,319)
Net loss subsequent to the Business Combination	$(1,289,798)	$(467,521)	$(1,757,319)
Less: Net (loss) attributable to redeemable noncontrolling interests	$(1,457,036)	$(22,493)	$(1,479,529)
Net loss attributable to Class A common stock	$167,238	$(445,028)	$(277,790)
Basic and diluted net loss per common unit	$0.03	$(0.09)	$(0.06)

Zeo Energy Corp.

Notes to the Condensed Consolidated Financial Statements

June 30, 2024

(as restated)

Impact to the condensed consolidated statement of operations for the three months ended June 30, 2023

	As reported	Adjustment	As restated
Cost of goods sold (exclusive of depreciation and amortization shown below)	$24,444,491	$(6,362,492)	$18,081,999
Depreciation and amortization	$489,566	$(6,215)	$483,351
Sales and marketing	$490,875	$6,419,138	$6,910,013
General and administrative	$3,826,017	$(90,383)	$3,735,634
Total operating expenses	$29,250,949	$(39,952)	$29,210,997
Income from operations	$828,416	$39,952	$868,368
Interest expense	$(23,999)	$(8,144)	$(32,143)
Total other income (expense), net	$(31,168)	$(8,144)	$(39,312)
Net income before taxes	$797,248	$31,808	$829,056
Net income	$797,248	$31,808	$829,056
Less: Net income attributable to Sunergy Renewables LLC prior to the Business Combination	$-	$829,056	$829,056

Impact to the condensed consolidated statement of operations for the six months ended June 30, 2024

	As reported	Adjustment	As restated
Revenue, net of financing fees	$18,765,221	$362,812	$19,128,033
Total revenue	$34,575,616	$362,812	$34,938,428
Cost of goods sold (exclusive of depreciation and amortization shown below)	$27,689,680	$(6,671,875)	$21,017,805
Depreciation and amortization	$919,542	$(6,344)	$913,198
Sales and marketing	$334,175	$10,641,675	$10,975,850
General and administrative	$9,585,444	$(842,451)	$8,742,993
Total operating expenses	$38,528,841	$3,121,005	$41,649,846
Income from operations	$(3,953,225)	$(2,758,193)	$(6,711,418)
Interest expense	$(71,287)	$(13,743)	$(85,030)
Total other income (expense), net	$669,534	$(13,743)	$655,791
Net loss before taxes	$(3,283,691)	$(2,771,936)	$(6,055,627)
Income tax benefit	$101,818	$89,388	$191,206
Net loss	$(3,181,873)	$(2,682,548)	$(5,864,421)
Net loss subsequent to the Business Combination	$(2,658,192)	$(2,682,548)	$(5,340,740)
Less: Net loss attributable to redeemable noncontrolling interests	$(1,581,239)	(1,950,220)	(3,531,459)
Net loss attributable to Class A common stock	$(1,076,953)	$(732,328)	$(1,809,281)
Basic and diluted net loss per common unit	$(0.36)	$(0.24)	$(0.60)

Impact to the condensed consolidated statement of operations for the six months ended June 30, 2023

	As reported	Adjustment	As restated
Cost of goods sold (exclusive of depreciation and amortization shown below)	$39,253,706	$(10,481,072)	$28,772,634
Depreciation and amortization	$922,165	$(11,972)	$910,193
Sales and marketing	$1,040,480	$10,177,854	$11,218,334
General and administrative	$5,152,604	$260,601	$5,413,205
Total operating expenses	$46,368,955	$(54,589)	$46,314,366
Income from operations	$2,441,899	$54,589	$2,496,488
Interest expense	$(39,543)	$(12,981)	$(52,524)
Total other income (expense), net	$(41,712)	$(12,981)	$(54,693)
Net income before taxes	$2,400,187	$41,608	$2,441,795
Net income	$2,400,187	$41,608	$2,441,795
Less: Net income attributable to Sunergy Renewables LLC prior to the Business Combination	$-	$2,441,795	$2,441,795

Zeo Energy Corp.

Notes to the Condensed Consolidated Financial Statements

June 30, 2024

(as restated)

Impact to the condensed consolidated statement of changes in redeemable noncontrolling interests and stockholders’ equity for the three and six months ended June 30, 2024

	As reported	Adjustment	As restated
Class B units
For the three months ended March 31, 2024:
Establishment of redeemable noncontrolling interests	$26,089,174	$27,374	$26,116,548
Subsequent measurement of redeemable noncontrolling interests	$174,520,120	$1,900,353	$176,420,473
Net loss	$(8,348,294)	$(1,927,727)	$(10,276,021)
For the three months ended June 30, 2024:
Subsequent measurement of redeemable noncontrolling interests	$(118,284,464)	$406,881	$(117,877,583)
Net income (loss)	$(1,457,036)	$(406,881)	$(1,863,917)
Class A Common Stock - Shares
Issuance of Class A Shares to third party advisors	553,207	(375,000)	178,207
Stock-based compensation	-	375,000	375,000
Class A Common Stock - Amount
Issuance of Class A Shares to third party advisors	$55	$(37)	$18
Stock-based compensation	$-	$37	$37
Additional paid-in capital
For the three months ended March 31, 2024:
Issuance of Class A Shares to third party advisors	$2,765,980	$(1,874,963)	$891,017
Establishment on noncontrolling interests	$(26,089,174)	$(27,374)	$(26,116,548)
Stock-based compensation	504,834	2,613,713	3,118,547
Subsequent measurement of redeemable noncontrolling interests	$(5,335,650)	$(711,376)	$(6,047,026)
For the three months ended June 30, 2024:
Net income (loss)	$(384,388)	$384,388	$-
Balance, June 30, 2024	$2,033,500	$384,388	$2,417,888
Accumulated deficit
Balance December 31, 2023	$(564,799)	$31,454	$(533,345)
Subsequent measurement of redeemable noncontrolling interests	$(169,184,470)	$(1,188,977)	$(170,373,447)
Net loss	$(1,244,191)	$(287,300)	$(1,531,491)
Balance, March 31, 2024	$(171,607,141)	$(1,444,823)	$(173,051,964)
Subsequent measurement of redeemable noncontrolling interests	$118,284,464	$(406,881)	$117,877,583
Net income (loss)	$167,238	$(445,028)	$(277,790)
Balance, June 30, 2024	$(53,155,439)	$(2,296,732)	$(55,452,171)
Total Stockholders’ Deficit
Balance December 31, 2023	$30,591,065	31,454	30,622,519
Issuance of Class A Shares to third party advisors	$2,766,035	$(1,875,000)	$891,035
Establishment of redeemable noncontrolling interests	$(26,089,174)	$(27,374)	$(26,116,548)
Stock-based compensation	504,834	2,613,750	3,118,584
Subsequent measurement of redeemable noncontrolling interests	$(174,520,120)	$(1,900,353)	$(176,420,473)
Net loss	$(1,244,191)	$(287,300)	$(1,531,491)
Balance, March 31, 2024	$(171,603,115)	$(1,444,823)	$(173,047,938)
Subsequent measurement of redeemable noncontrolling interests	$118,284,464	$(406,881)	$117,877,583
Net income	$(217,150)	$(60,640)	$(277,790)
Balance, June 30, 2024	$(51,117,913)	$(1,912,344)	$(53,030,257)

Zeo Energy Corp.

Notes to the Condensed Consolidated Financial Statements

June 30, 2024

(as restated)

Impact to the condensed consolidated statement of changes in redeemable noncontrolling interests and stockholders’ equity for the three and six months ended June 30, 2023

	As reported	Adjustment	As restated
Class B units
Net income prior to the business combination	$1,602,939	$(1,602,939)	$-
Balance, March 31, 2023	$1,602,939	$(1,602,939)	$-
Net income prior to the business combination	$797,249	$(797,249)	$-
Balance, June 30, 2023	$2,400,188	$(2,400,188)	$-
Retained earnings
Net income prior to the business combination	$-	$1,612,737	1,612,737
Balance, March 31, 2023	$(46,341)	$1,612,737	$1,566,396
Net income prior to the business combination	$-	$829,058	$829,058
Balance, June 30, 2023	$(407,660)	$2,441,795	$2,034,135
Total Stockholders’ Equity
Net income prior to the business combination	$-	$1,612,737	$1,612,737
Balance, March 31, 2023	$31,109,523	$1,612,737	$32,722,260
Net income prior to the business combination	$-	$829,058	$829,058
Balance, June 30, 2023	$30,748,204	$2,441,795	$33,189,999

Impact to the condensed consolidated statement of cash flows for the six months ended June 30, 2024

	As reported	Adjustment	As restated
Cash Flows from Operating Activities
Net loss	$(3,181,873)	$(2,682,548)	$(5,864,421)
Adjustment to reconcile net loss to cash used in operating activities:
Depreciation and amortization	$919,542	$(74,580)	$844,962
Non-cash finance lease expense	$-	$68,236	$68,236
Stock based compensation expense	$2,922,722	2,675,967	5,598,689
Changes in operating assets and liabilities:
Accounts receivable	$(1,859,808)	$(2,592,213)	$(4,452,021)
Accounts receivable due from related parties	$(2,692,841)	$2,270,117	$(422,724)
Accrued expenses and other current liabilities	$(829,506)	$(517,521)	$(1,347,027)
Accrued expenses and other current liabilities due to related parties	$(2,148,960)	$517,521	$(1,631,439)
Prepaid installation costs	$4,049,737	$(281,878)	$3,767,859
Prepaids and other current assets	$(1,459,636)	$536,957	(922,679)
Other assets	$(111,993)	$(89,388)	$(201,381)
Contract liabilities	$(3,889,354)	$252,273	$(3,637,081)
Contract liabilities due to related parties	$(1,054,263)	$(96,685)	$(1,150,948)
Net cash used in operating activities	$(12,338,008)	$(13,742)	$(12,351,750)
Cash flows from Financing Activities
Repayments of debt	$(198,624)	$71,517	$(127,107)
Repayments of finance lease	$-	$(57,775)	$(57,775)
Net cash provided by financing activities	$9,988,651	$13,742	$10,002,393
Supplemental Cash Flow Information
Cash paid for interest	$70,284	$(10,046)	$60,238
Non-cash transactions
Issuance of Class A common stock to vendors	$2,478,480	$(1,587,445)	$891,035
Preferred dividends	$8,224,091	$384,388	$8,608,479

Zeo Energy Corp.

Notes to the Condensed Consolidated Financial Statements

June 30, 2024

(as restated)

Impact to the condensed consolidated statement of cash flows for the six months ended June 30, 2023

	As reported	Adjustment	As restated
Cash Flows from Operating Activities
Net income	$2,400,187	$41,608	$2,441,795
Adjustment to reconcile net income to cash used in operating activities:
Depreciation and amortization	$922,165	$(42,616)	$879,549
Non-cash operating lease expense	$-	$250,618	$250,618
Non-cash finance lease expense	$-	$30,644	$30,644
Changes in operating assets and liabilities:
Accrued expenses and other current liabilities	$2,083,766	$(15,898)	$2,067,868
Contract liabilities	$-	$(1,046,093)	$(1,046,093)
Operating lease payments	$(1,046,093)	$811,372	$(234,721)
Net cash provided by operating activities	$1,849,251	29,635	1,878,886
Cash flows from Investing Activities
Purchases of property, equipment and other fixed assets	$(784,209)	$745,792	$(38,417)
Net cash used in investing activities	$(784,209)	745,792	(38,417)
Cash flows from Financing Activities
Proceeds from the issuance of debt	$745,975	$(745,975)	$-
Repayments of debt	$(138,347)	184	(138,163)
Repayments of finance lease	-	$(29,636)	$(29,636)
Net cash provided by (used in) financing activities	$79,986	$(775,427)	$(695,441)
Supplemental Cash Flow Information
Cash paid for interest	$37,851	$311	$38,162
Non-cash transactions
Recording of operating right-of-use assets and lease liability	$-	$653,663	$653,663
Recording of finance right-of-use assets and lease liability	$-	$682,365	$682,365

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

(as restated)

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

(as restated)

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

(as restated)

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

(as restated)

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

	For the three months ended June 30,		For the six months ended June 30,
	2024	2023	2024	2023
Solar Systems Installations, gross	$18,848,214	$40,936,775	$45,829,566	$64,309,392
Financing Fees	(4,790,013)	(12,533,767)	(12,727,590)	(18,784,295)
Solar Systems Installations, net	14,058,201	28,403,008	33,101,976	45,525,097
Roofing Installations	738,071	1,676,357	1,836,452	3,285,757
Total net revenues	$14,796,272	$30,079,365	$34,938,428	$48,810,854

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

	June 30, 2024	December 31, 2023
Contract liabilities, beginning of the period	$5,223,518	$1,149,047
Revenue recognized from amounts included in contract liabilities at the beginning of the period	(5,223,518)	(1,149,047)
Cash received prior to completion of performance obligation	435,489	5,223,518
Contract liabilities, as of the end of the period	$435,489	$5,223,518

Zeo Energy Corp.

Notes to the Condensed Consolidated Financial Statements

June 30, 2024

(as restated)

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

Prior to the Business Combination, the membership structure of Sunergy Renewable, LLC included membership units. In conjunction with the closing of the Business Combination, the Company effectuated a recapitalization whereby all membership units were converted to common units of ESGEN Opco, LLC, and Zeo Energy Corp. implemented a revised class structure including Class A Common Stock having one vote per share and economic rights and Class V Common Stock having one vote per share and no economic rights. The Company has determined that the calculation of loss per unit for periods prior to the Business Combination would not be meaningful to the users of these unaudited condensed consolidated interim financial statements. As a result, loss per share information has not been presented for periods prior to the Business Combination.

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

(as restated)

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

Redeemable Convertible Preferred Units

The Company records redeemable convertible preferred units at fair value on the dates of issuance, unless an exception applies, net of issuance costs. The redeemable convertible preferred units have been classified outside of stockholders’ equity (deficit) as temporary equity on the accompanying condensed consolidated balance sheets because the shares contain certain redemption features that are not solely within the control of the Company. See Note 10 - Redeemable Noncontrolling Interests and Equity. Because the Class A convertible preferred units are held by the Sponsor at the OpCo level, the preferred units are presented as a noncontrolling interests on the condensed consolidated balance sheets.

Income Taxes

Zeo Energy Corp. is a corporation and thus is subject to United States (“U.S.”) federal, state and local income taxes. ESGEN Opco, LLC is a partnership for U.S. federal income tax purposes and therefore does not pay United States federal income tax. Instead, the ESGEN Opco, LLC unitholders, including Zeo Energy Corp., are liable for U.S. federal income tax on their respective shares of ESGEN OpCo, LLC’s taxable income. ESGEN OpCo, LLC is liable for income taxes in those states which tax entities classified as partnerships for U.S. federal income tax purposes.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. Management has evaluated the Company’s tax positions, including its previous status as a pass-through entity for federal and state tax purposes, and has determined that the Company has taken no uncertain tax positions that require adjustment to the condensed consolidated interim financial statements. The Company’s reserve related to uncertain tax positions was zero as of June 30, 2024 and December 31, 2023. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2024 and December 31, 2023. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

Interest and penalties associated with tax positions are recorded in the period assessed as general and administrative expenses. The open tax years for the U.S. federal and state income tax purposes are 2019 and forward.

Zeo Energy Corp.

Notes to the Condensed Consolidated Financial Statements

June 30, 2024

(as restated)

The Company has calculated the provision for income taxes during the interim reporting period by applying an estimate of the Annual Effective Tax Rate (AETR) for the full fiscal year to “ordinary” income or loss (pretax income or loss excluding unusual or infrequently occurring discrete items) for the reporting period. Our effective tax rate (ETR) from continuing operations was 3.8% and 0% for the three months ended June 30, 2024 and June 30, 2023, respectively, and 3.1% and 0% for the six months ended June 30, 2024 and June 30, 2023, respectively. The ETR for the three and six months ended June 30, 2024 differs from statutory rates primarily due to the non-controlling interest portion of ESGEN OpCo, LLC, which is a partnership for federal tax purposes.

Tax Receivable Agreement

In conjunction with the consummation of the Transactions, Zeo Energy Corp entered into a Tax Receivable Agreement (the “TRA”) with ESGEN Opco, LLC and certain ESGEN Opco, LLC members (the “TRA Holders”). Pursuant to the TRA, Zeo Energy Corp. is required to pay the TRA Holders 85% of the net cash savings, if any, in U.S. federal, state and local income and franchise tax (computed using simplifying assumptions to address the impact of state and local taxes) that the Company actually realizes (or is deemed to realize in certain circumstances) in periods after the Business Combination as a result of, as applicable to each such TRA Holder, (i) certain increases in tax basis that occur as a result of the acquisition (or deemed acquisition for U.S. federal income tax purposes) of all or a portion of such TRA Holder’s Exchangeable OpCo Units pursuant to the exercise of the OpCo Exchange Rights or a Mandatory Exchange and (ii) imputed interest deemed to be paid by the Company as a result of, and additional tax basis arising from, any payments it makes under the Tax Receivable Agreement. All such payments to the TRA Holders are the obligations of Zeo Energy Corp., and not that of ESGEN Opco, LLC. As of June 30, 2024, there have been no exchanges of ESGEN Opco, LLC units for Class A Common Stock of Zeo Energy Corp. and, accordingly, no TRA liabilities currently exist. Future exchanges will result in incremental tax attributes and potential cash tax savings for Zeo Energy Corp. The associated liability for the Tax Receivable Agreement will be recorded as a decrease to additional paid-in capital in the consolidated statement of stockholders’ equity. As of March 31, 2024, the Company has concluded, based on applicable accounting standards, that it was more likely than not that its deferred tax assets subject to the TRA would not be realized; therefore, the Company has not recorded a liability related to the tax savings it may realize from utilization of such deferred tax assets. As of June 30,2024, the total unrecorded TRA liability is approximately $48.8 million. In accordance with ASC Topic 450, Contingencies, any changes to an existing TRA liability, including changes to the fair value measurement or to re-establish a TRA liability related to prior year exchanges, will be recorded as tax receivable agreement in other income (expense), net in the condensed consolidated statement of operations. Similarly, if utilization of the deferred tax assets subject to the TRA becomes more likely than not in the future, the Company will record a liability related to the TRA which will be recorded through the condensed consolidated statement of operations. See Note 13 – Related Party Transactions.

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

NOTE 5 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	As of June 30,	As of December 31,
	2024	2023
Internally-developed software	$904,154	$691,745
Furniture	126,007	126,007
Equipment and vehicles	2,338,589	2,220,168
Property and equipment	3,368,750	3,037,920
Accumulated depreciation	(1,079,144)	(748,197)
	$2,289,606	$2,289,723

Depreciation expense related to the Company’s property and equipment was $162,542 and $131,244 for the three months ended June 30, 2024 and 2023, respectively, and $330,946 and $230,383 for the six months ended June 30, 2024 and 2023, respectively, which are included in depreciation and amortization expense on the accompanying condensed consolidated statements of operations.

Zeo Energy Corp.

Notes to the Condensed Consolidated Financial Statements

June 30, 2024

(as restated)

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

(as restated)

The Company also leases multiple vehicles for its operations. The leases on vehicles generally have a 5-year term and are recorded as finance leases.

Finance lease costs recorded in depreciation and amortization in the consolidated statements of operations were $34,118 and $27,523 for the three months ended June 30, 2024, and 2023, respectively. Finance lease costs recorded in depreciation and amortization in the consolidated statements of operations were $68,236 and $30,644 for the six months ended June 30, 2024, and 2023, respectively. Finance lease costs recorded in interest expense in the consolidated statements of operations were $13,395 and $12,740 for the three months ended June 30, 2024, and 2023, respectively. Finance lease costs recorded in interest expense in the consolidated statements of operations were $27,495 and $14,258 for the six months ended June 30, 2024, and 2023, respectively.

The following amounts were recorded in the Company’s balance sheet relating to its operating and finance leases and other supplemental information:

	June 30, 2024	December 31, 2023
Right -of-use operating lease asset	$828,447	$1,135,668
Right-of-use finance lease asset	515,248	583,484

Current portion of obligations under operating leases	384,415	539,599
Current portion of obligations under finance leases	124,293	118,416
Obligations under operating leases, non-current	468,796	636,414
Obligations under finance leases, non-current	415,619	479,271
Total lease liabilities	$1,393,123	$1,773,700

Other supplemental information:
Weighted average remaining lease term (years)
Operating lease	2.82	2.86
Finance lease	3.78	4.28

Weighted average discount rate
Operating lease	4.19%	4.26%
Finance lease	9.76%	9.75%

Zeo Energy Corp.

Notes to the Condensed Consolidated Financial Statements

June 30, 2024

(as restated)

The following table presents the maturity analysis of operating and finance lease liabilities as of June 30, 2024:

Operating leases

Years	Operating Leases
2024	$232,036
2025	291,270
2026	186,931
2027	138,284
2028	58,566
Total lease payments	907,087
Less interest	53,876
Present value of lease liabilities	853,211

Finance leases

Years	Finance Leases
2024	$85,738
2025	171,476
2026	171,476
2027	171,476
2028	47,607
Total lease payments	647,773
Less interest	107,861
Present value of lease liabilities	539,912

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

The following table presents the maturity analysis of the long-term debt as of June 30, 2024:

Years
2024	$187,946
2025	302,265
2026	309,306
2027	137,154
2028	56,384
Total debt	993,055
Less current portion	307,426
Long-term debt	$685,629

Zeo Energy Corp.

Notes to the Condensed Consolidated Financial Statements

June 30, 2024

(as restated)

NOTE 10 - REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY

Business Combination

The consolidated statements of stockholders’ deficit, mezzanine equity and redeemable noncontrolling interests reflect the reverse recapitalization and Business Combination as described in Note 1 - Business Description and Note 4 - Reverse Recapitalization. As Sunergy was deemed to be the accounting acquirer in the Business Combination, all periods prior to the consummation of the Business Combination reflect the balances and activity of Sunergy Renewables, LLC. The consolidated balances as of December 31, 2023 from the financial statements of Sunergy Renewables, LLC as of that date and membership unit activity in the consolidated statements of change in stockholders’ deficit, as well as mezzanine and noncontrolling interests, prior to the consummation of the Business Combination have not been retroactively adjusted.

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

(as restated)

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

(as restated)

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

(as restated)

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

The fair value of stock option grants with market-based conditions for vesting is estimated on the grant date using a Monte-Carlo simulation under a risk-neutral framework and using the average value over 100,000 model iterations. The following table illustrates the assumptions used in estimating the fair value of options granted during the period ended June 30, 2024.

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

During the three and six months ended June 30, 2024, $2,417,888 and $5,598,689, respectively, of equity compensation expense was recognized for these awards, as well as 375,000 and 120,707 awards issued to salespeople and vendors, respectively, at the close of the Business Combination based on the fair value of the stock on that date. As of June 30, 2024, an unrecognized compensation expense of $3,883,549 was determined and is expected to be recognized over the remaining 2.7 years.

Zeo Energy Corp.

Notes to the Condensed Consolidated Financial Statements

June 30, 2024

(as restated)

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

As described in Note 3, Zeo Energy Corp. entered into the TRA with the TRA Holders. As of June 30, 2024, the Company has not recorded a liability related to the tax savings it may realize from utilization of such deferred tax assets. As of June 30,2024, the total unrecorded TRA liability is approximately $48.8 million. If utilization of the deferred tax assets subject to the TRA becomes more likely than not in the future, the Company will record a liability related to the TRA which will be recognized as expense within its consolidated statements of operations.

Zeo Energy Corp.

Notes to the Condensed Consolidated Financial Statements

June 30, 2024

(as restated)

NOTE 14 - FAIR VALUE MEASUREMENTS

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

NOTE 15 - NET LOSS PER SHARE

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

Prior to the Business Combination, the membership structure of Sunergy Renewables, LLC included membership units. In conjunction with the closing of the Business Combination, the Company effectuated a recapitalization whereby all membership units were converted to common units of OpCo, LLC and the Company. implemented a revised class structure including Class A common stock having one vote per share and economic rights, and Class V Common Stock having one vote per share and no economic rights. Shares of the Company’s Class V Common Stock do not participate in the earnings or losses of the Company and are therefore not participating securities. The Company has determined that the calculation of loss per unit for periods prior to the Business Combination would not be meaningful to the users of these unaudited condensed consolidated interim financial statements. Therefore, net loss per share information has not been presented for periods prior to the Business Combination on March 13, 2024. The basic and diluted net income per share for the six months ended June 30, 2024 represents only the period of March 14, 2024 to June 30 2024.

The following table presents the computation of the basic and diluted income per share of Class A Common Stock for the period of March 14, 2024 (the Closing Date) to June 30, 2024:

	Three months ended	Six months ended
	June 30, 2024	June 30, 2024
Numerator
Net loss attributable to Class A common shareholders	$(277,790)	$(1,809,281)
Denominator
Basic and diluted weighted-average shares of Class A common stock outstanding	5,026,964	3,010,654

Net loss per share of Class A common stock - basic and diluted	$(0.06)	$(0.60)

Zeo Energy Corp.

Notes to the Condensed Consolidated Financial Statements

June 30, 2024

(as restated)

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

The following table sets forth these metrics for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except percentages)	2024	2023	2024	2023
Revenue, net	14,796	30,079	34,938	48,811
Gross profit	7,574	11,832	13,590	19,765
Gross margin	51.2%	39.3%	38.9%	40.5%
Contribution profit	3,165	4,988	5,237	8,752
Contribution margin	21.4%	16.6%	15.0%	17.9%
(Loss) income from operations	(2,663)	868	(6,711)	2,496
Net (loss) income	(1,757)	829	(5,864)	2,442
Adjusted EBITDA	776	1,352	(200)	3,407
Adjusted EBITDA margin	5.2%	4.5%	(0.6)%	7.0%

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

Adjusted EBITDA and Adjusted EBITDA Margin

We define Adjusted EBITDA, a non-GAAP financial measure, as earnings (loss) before interest expense, income tax expense (benefit), depreciation and amortization, other income (expenses), net, and stock compensation, as adjusted to exclude merger transaction related expenses. Adjusted EBITDA margin reflects our Adjusted EBITDA as a percentage of revenues. See “— Non-GAAP Financial Measures” for a reconciliation of GAAP net (loss) income to Adjusted EBITDA and Adjusted EBITDA Margin.

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

Results of Operations

Three Months Ended June 30, 2024 Compared to Year Ended June 30, 2023

The following table sets forth a summary of our consolidated statements of operations for the periods presented:

	Three Months ended June 30,		Change
	2024	2023	$	%
Revenue, net	$14,796,272	$30,079,365	$(15,283,093)	(50.8)%
Costs and expenses:
Cost of goods sold (exclusive of depreciation and amortization)	7,059,839	18,081,999	(11,022,160)	(61.0)%
Depreciation and amortization	453,669	483,351	(29,682)	(6.1)%
Sales and marketing	4,422,063	6,910,013	(2,487,950)	(36.0)%
General and administrative	5,523,571	3,735,634	1,787,937	47.9%
Total operating expenses	17,459,142	29,210,997	(11,751,855)	(40.2)%
(Loss) income from operations	(2,662,870)	868,368	(3,531,238)	(406.7)%
Other income (expense), net:
Other expense, net	50,821	(7,169)	57,990	(808.9)%
Change in fair value of warrant liabilities	828,000	-	828,000	-%
Interest expense	(49,808)	(32,143)	(17,665)	55.0%
Total other income (expenses), net	829,013	(39,312)	868,325	(2,208.8)%
Net (loss) income before taxes	$(1,833,857)	$829,056	$(2,662,913)	(321.2)%

Revenue, net

Revenue, net decreased by approximately $15.3 million. In the higher interest environment, it is more challenging to make sales. We are seeing less volume from our internal sales teams resulting in higher attrition of sales personnel than in previous years. We are also seeing less volume from our sales dealer partners.

Cost of Goods Sold (exclusive of depreciation and amortization)

Cost of goods sold (exclusive of depreciation and amortization) decreased by $11.0 million. The decrease was a result of the decrease in revenue. As a percentage of revenue, cost of goods sold (exclusive of depreciation and amortization) improved to 48.4% in 2024 from 60.1% in 2023. This improvement was driven by a decrease in the cost of materials and efficiencies in labor.

Depreciation and amortization

Depreciation and amortization decreased by a nominal amount, from $483,351 for the three months ended June 30, 2023 to $453,669 for the three months ended June 30, 2024. The decrease was due to a decrease in the amortization of intangible assets which became fully depreciated.

General and Administrative expenses

General and administrative expenses increased by $1.8 million from $3.7 million for the three months ended June 30, 2023 to $5.5 million for the three months ended June 30, 2024. The increase in expenses is related primarily to investments the company is making in customer support, technology and costs associated with operating a public company.

Sales and Marketing

Sales and marketing expenses decreased by $2.5 million, from $6.9 million for the three months ended June 30, 2023 to $4.4 million for the three months ended June 30, 2024. The decrease was a result of a reduction in cost to support fewer sales people and less revenue.

Other income (expense), net

Other income (expense), net increased from an expense of $(39,312) for the three months ended June 30, 2023 to income of $829,013 for the three months ended June 30, 2024. The increase in income was due primarily to a gain on fair value of warrant liabilities.

Six Months Ended June 30, 2024 Compared to Year Ended June 30, 2023

The following table sets forth a summary of our consolidated statements of operations for the periods presented:

	Six Months ended June 30,		Change
	2024	2023	$	%
Revenue, net	$34,938,428	$48,810,854	$(13,872,426)	(28.4)%
Costs and expenses:
Cost of goods sold	21,017,805	28,772,634	(7,754,829)	(27.0)%
Depreciation and amortization	913,198	910,193	3,005	0.3%
Sales and marketing	10,975,850	11,218,334	(242,484)	(2.2)%
General and administrative	8,742,993	5,413,205	3,329,788	61.5%
Total operating expenses	41,649,846	46,314,366	(4,664,520)	(10.1)%
(Loss) income from operations	(6,711,418)	2,496,488	(9,207,906)	(368.8)%
Other income (expense), net:
Other expense, net	50,821	(2,169)	52,990	(2,443.1)%
Change in fair value of warrant liabilities	690,000	-	690,000	-%
Interest expense	(85,030)	(52,524)	(32,506)	61.9%
Total other income (expenses), net	655,791	(54,693)	710,484	(1,299.0)%
Net (loss) income before taxes	$(6,055,627)	$2,441,795	$(8,497,422)	(348.0)%

Revenue, net

Revenue, net decreased by approximately $13.9 million. In the higher interest environment, it is more challenging to make sales. We are seeing less volume from our internal sales teams resulting in higher attrition of sales personnel than in previous years. We are also seeing less volume from our sales dealer partners.

Cost of Goods Sold (exclusive of depreciation and amortization)

Cost of goods sold (exclusive of depreciation and amortization) decreased by $7.8 million. The decrease was a result of the decrease in revenue. As a percentage of revenue, cost of goods sold (exclusive of depreciation and amortization) increased to 60.5% in 2024 from 59.0% in 2023. The increase was driven primarily by an increase in the costs associated with the growth of the business in 2023 which are not as easily reduced when the Company has a decrease in revenue as we did in the first half of 2024 compared to the 2nd half of 2023.

Depreciation and amortization

Depreciation and amortization increased by a nominal amount, from $910,193 for the six months ended June 30, 2023 to 913,199 for the six months ended June 30, 2024. The increase was due to purchases of property, equipment and other assets.

General and Administrative expenses

General and administrative expenses increased by $3.3 million from $5.4 million for the six months ended June 30, 2023 to $8.7 million for the six months ended June 30, 2024. The increase was primarily due to a $2.9 million increase in stock compensation and an increase in headcount, infrastructure-related expenses to support increased revenues and expenses related to the Business Combination.

Sales and Marketing

Sales and marketing expenses decreased by $0.2 million, from $11.2 million for the six months ended June 30, 2023 to $11.0 million for the six months ended June 30, 2024. The decrease was a result of a reduction in cost to support fewer sales people and less revenue.

Other income (expense), net

Other income (expense), net decreased from a net expense of $(54,693) to income of $655,791. The improvement in income was due primarily to a gain on fair value of warrant liabilities of $690,000.

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

Cash Flows

The following table summarizes our cash flows for the periods presented:

	For the six months ended June 30,
	2024	2023	Change
Net cash (used in) provided by operating activities	$(12,351,750)	$1,972,942	$(14,324,692)
Net cash used in investing activities	(330,829)	(38,417)	(292,412)
Net cash provided by (used in) financing activities	10,002,393	(789,497)	10,791,890

Cash flows from operating activities

Net cash used in operating activities was approximately $12.3 million during the six months ended June 30, 2024 compared to a net cash provided by operating activities of approximately $2.0 million during six months June 30, 2023. The decrease was due primarily to an increase in accounts receivable and contract liabilities. Accounts receivables have increased as our financing partners have become more conservative in how soon they fund a customer contract after completion. Contract liabilities decreased as a result of completing jobs in the first quarter for which we had received funding but deferred revenue because we had not yet achieved the revenue recognition milestones.

Cash flows from investing activities

Net cash used in investing activities was approximately $0.3 million for the six months ended June 30, 2024, primarily relating to the development of software of $0.3 million. Net cash used in investing activities for the six months ended June 30, 2023 was approximately $0.04 million primarily relating to purchases of vehicles.

Cash flows used in financing activities

Net cash provided by financing activities was approximately $10.0 million for the six months ended June 30, 2024, primarily relating to the net proceeds from the issuance of convertible preferred stock. Net cash used in financing activities for the six months ended June 30, 2023 was approximately $0.8 million, primarily relating to distributions to members.

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

The following table provides a reconciliation of gross profit to contribution profit for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Total revenue	$14,796,272	$30,079,365	$34,938,428	$48,810,854
Less: Cost of goods sold (exclusive of depreciation and amortization shown below)	7,059,839	18,081,999	21,017,805	28,772,634
Less: Depreciation and amortization related to Cost of goods sold	162,543	164,983	330,946	272,998
Gross Profit	7,573,890	11,832,383	13,589,677	19,765,222
Adjustment:
Depreciation and amortization (exclusive of depreciation and amortization related to Cost of goods sold shown above)	291,126	318,368	582,252	637,195
Commissions expense	4,117,399	6,526,057	7,769,990	10,375,985
Contribution Profit	3,165,365	4,987,958	5,237,435	8,752,042

Gross Margin	51.2%	39.3%	38.9%	40.1%

Contribution margin	21.4%	16.6%	15.0%	17.9%

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

The following table provides a reconciliation of net income (loss) to Adjusted EBITDA for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net (loss) income	$(1,757,319)	$829,058	$(5,864,421)	$2,441,795
Adjustment:
Other (income) expense, net	(50,821)	7,169	(50,821)	2,169
Change in fair value of warrant liabilities	(828,000)	-	(690,000)	-
Interest expense	49,808	32,143	85,030	52,524
Income tax benefit	(76,538)	-	(191,206)	-
Stock compensation	2,984,938	-	5,598,688	-
Depreciation and amortization	453,669	483,351	913,198	910,193

Adjusted EBITDA	775,737	1,351,721	(199,532)	3,406,681
Net (loss) income margin	(11.9)%	2.8%	(16.8)%	5.0%

Adjusted EBITDA margin	5.2%	4.5%	(0.6)%	7.0%

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarterly period ending June 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Subsequent to June 30, 2024, the Company began working on their remediation plan as described above.

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