Form 10-Q
period 2024-09-30
Zeo Energy Corp.
filed 2025-01-23
CIK 1865506

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

or

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

As of January 23, 2025, the registrant had 14,031,845 shares of Class A common stock, par value $0.0001 outstanding, and 35,230,000 shares of Class V common stock, par value $0.0001, outstanding.

Page
PART 1 – FINANCIAL INFORMATION	1
Item 1. Financial Statements (Unaudited)	1
Condensed Consolidated Balance Sheets as of September 30, 2024, and December 31, 2023 (as restated)	1
Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2024, and 2023 (as restated)	2
Condensed Consolidated Statements of Changes in Redeemable Noncontrolling Interests and Stockholders’ Equity for the three and nine months ended September 30, 2024	3
Condensed Consolidated Statements of Changes in Redeemable Noncontrolling Interests and Stockholders’ Equity for the three and nine months ended September 30, 2023 (as restated)	4
Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2024, and 2023 (as restated)	5
Notes to Condensed Consolidated Financial Statements	6
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	30
Item 3. Quantitative and Qualitative Disclosures about Market Risk	41
Item 4. Control and Procedures	41
PART II – OTHER INFORMATION	43
Item 1. Legal Proceedings	43
Item 1A. Risk Factors	43
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	43
Item 3. Defaults Upon Senior Securities	43
Item 4. Mine Safety Disclosures	43
Item 5. Other Information	43
Item 6. Exhibits	44
SIGNATURES	45

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

ZEO ENERGY CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of September 30,	As of December 31,
	2024	2023
Assets	(unaudited)	(as restated – see note 3)
Current assets
Cash and cash equivalents	$4,330,062	$8,022,306
Accounts receivable, including $432,898 and $396,488 from related parties, net of allowance for credit losses of $3,145,168 and $862,580, as of September 30, 2024, and December 31, 2023, respectively	8,523,301	2,905,205
Inventories	482,251	350,353
Prepaid installation costs	1,072,090	4,915,064
Prepaid expenses and other current assets	1,178,432	40,403
Total current assets	15,586,136	16,233,331
Other assets	491,164	62,140
Property, equipment and other fixed assets, net	2,126,782	2,289,723
Right -of-use operating lease asset	1,402,462	1,135,668
Right-of-use finance lease asset	481,130	583,484
Intangibles, net	-	771,028
Goodwill	27,010,745	27,010,745
Total assets	$47,098,419	$48,086,119

Liabilities, mezzanine equity and stockholders’ equity
Current liabilities
Accounts payable	$4,856,529	$4,699,855
Accrued expenses and other current liabilities, including $430,685 and $2,415,966 with related parties at September 30, 2024, and December 31, 2023, respectively	3,556,893	4,646,365
Current portion of long-term debt	291,036	294,398
Current portion of obligations under operating leases	576,890	539,599
Current portion of obligations under finance leases	127,341	118,416
Contract liabilities, including $0 and $1,160,848 with related parties as of September 30, 2024, and December 31, 2023, respectively	601,681	5,223,518
Total current liabilities	10,010,370	15,522,151
Obligations under operating leases, non-current	909,468	636,414
Obligations under finance leases, non-current	382,618	479,271
Other liabilities	1,000,000	-
Warrant liabilities	690,000	-
Long-term debt	567,563	825,764
Total liabilities	13,560,019	17,463,600
Commitments and contingencies (Note 16)

Redeemable noncontrolling interests
Convertible preferred units	15,862,110	-
Class B Units	57,003,700	-

Stockholders’ (deficit) equity
Class V common stock	3,523	3,373
Class A common stock	518	-
Additional paid-in capital	3,875,899	31,152,491
Accumulated deficit	(43,207,350)	(533,345)
Total stockholders’ (deficit) equity	(39,327,410)	30,622,519
Total liabilities, redeemable noncontrolling interests and stockholders’ (deficit) equity	$47,098,419	$48,086,119

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZEO ENERGY CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
		(as restated - see note 3)		(as restated - see note 3)
Revenue, net of financing fees of $4,106,370 and $14,941,988 for the three months ended September 30, 2024, and 2023, respectively, and $9,627,453 and $33,726,283 for the nine months ended September 30, 2024, and 2023, respectively	$17,329,201	$37,894,166	$36,457,234	$86,705,020
Related party revenue, net of financing fees of $783,650 and $0 for the three months ended September 30, 2024, and 2023, respectively, and $7,767,491 and $0 for the nine months ended September 30, 2024, and 2023, respectively	2,328,704	-	18,139,099	-
Total revenue	19,657,905	37,894,166	54,596,333	86,705,020
Operating costs and expenses:
Cost of goods sold (exclusive of depreciation and amortization shown below)	9,787,350	20,473,087	30,805,155	49,245,721
Depreciation and amortization	499,876	521,289	1,413,074	1,431,482
Sales and marketing	5,202,525	8,595,645	16,178,375	19,813,979
General and administrative	7,151,005	4,302,853	15,893,998	9,716,058
Total operating expenses	22,640,756	33,892,874	64,290,602	80,207,240
(Loss) income from operations	(2,982,851)	4,001,292	(9,694,269)	6,497,780
Other income (expenses), net:
Other income, net	137,508	9,151	188,329	6,982
Change in fair value of warrant liabilities	138,000	-	828,000	-
Interest expense	(209,227)	(10,396)	(294,257)	(62,920)
Total other income (expense), net	66,281	(1,245)	722,072	(55,938)
Net (loss) income before taxes	(2,916,570)	4,000,047	(8,972,197)	6,441,842
Income tax benefit	44,146	-	235,352	-
Net (loss) income	(2,872,424)	4,000,047	(8,736,845)	6,441,842
Less: Net loss attributable to Sunergy Renewables, LLC prior to the Business Combination	-	4,000,047	(523,681)	6,441,842
Net loss subsequent to the Business Combination	(2,872,424)	-	(8,213,164)	-
Less: Net loss attributable to redeemable non-controlling interests	(2,448,162)	-	(5,979,621)	-
Net loss attributable to Class A common stock	$(424,262)	$-	$(2,233,543)	$-

Basic and diluted net loss per common share	$(0.08)	$-	$(0.60)	$-
Weighted average units outstanding, basic and diluted	5,053,942	-	3,696,721	-

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZEO ENERGY CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN REDEEMABLE
NONCONTROLLING INTERESTS AND STOCKHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2024

(UNAUDITED)

	Redeemable noncontrolling interests											Total
	Class A Convertible Preferred Units		Class B	Common Units		Class V Common Stock		Class A Common Stock		Additional Paid-in	Accumulated	Stockholders’ Equity
	Units	Amount	Units	Units	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance, December 31, 2023	-	$-	$-	1,000,000	$31,155,864	-	$-	-	$-	$-	$(533,345)	$30,622,519
Retroactive application of Business Combination (Note 1)	-	-	-	(1,000,000)	(31,155,864)	33,730,000	3,373	-	-	31,152,491	-	-
Balance, December 31, 2023	-	-	-	-	-	33,730,000	3,373	-	-	31,152,491	(533,345)	30,622,519
Stockholder distributions	-	-	-	-	-	-	-	-	-	-	(90,000)	(90,000)
Net loss prior to the Business Combination				-	-	-	-	-	-	-	(523,681)	(523,681)
Effects of Business Combination
Issuance of Class A Shares to third party advisors	-	-	-	-	-	-	-	178,207	18	891,017	-	891,035
Issuance of Class A Shares to backstop investor	-	-	-	-	-	-	-	225,174	23	1,569,440	-	1,569,463
Reverse Recapitalization (Note 4)	1,500,000	6,855,076	-	-	-	1,500,000	150	4,248,583	425	(1,677,860)	-	(1,677,285)
Transaction costs	-	-	-	-	-	-	-	-	-	(2,890,061)	-	(2,890,061)
Establishment of redeemable noncontrolling interests	-	-	26,116,548	-	-	-	-	-	-	(26,116,548)	-	(26,116,548)
Activities subsequent to business combination
Stock-based compensation	-	-	-	-	-	-	-	375,000	37	3,118,547	-	3,118,584
Subsequent measurement of redeemable noncontrolling interests	-	-	176,420,473	-	-	-	-	-	-	(6,047,026)	(170,373,447)	(176,420,473)
Net income (loss)	-	8,224,091	(10,276,021)	-	-	-	-	-	-	-	(1,531,429)	(1,531,491)
Balance, March 31, 2024	1,500,000	15,079,167	192,261,000	-	-	35,230,000	3,523	5,026,964	503	-	(173,051,964)	(173,047,938)
Stock-based compensation	-	-	-	-	-	-	-	-	-	2,417,888	-	2,417,888
Subsequent measurement of redeemable noncontrolling interests	-	-	(117,877,583)	-	-	-	-	-	-	-	117,877,583	117,877,583
Net income (loss)	-	384,388	(1,863,917)	-	-	-	-	-	-	-	(277,790)	(277,790)
Balance, June 30, 2024	1,500,000	15,463,555	72,519,500	-	-	35,230,000	3,523	5,026,964	503	2,417,888	(55,452,171)	(53,030,257)
Stock-based compensation	-	-	-	-	-	-	-	-	-	1,089,617	-	1,089,617
Class A common stock issued for services	-	-	-	-	-	-	-	146,000	15	255,485	-	255,500
Reverse recapitalization related deferred taxes and adjustments	-	-	-	-	-	-	-	-	-	112,909	-	112,909
Subsequent measurement of redeemable noncontrolling interests	-	-	(12,669,083)	-	-	-	-	-	-	-	12,669,083	12,669,083
Net income (loss)	-	398,555	(2,846,717)	-	-	-	-	-	-	-	(424,262)	(424,262)
Balance, September 30, 2024	1,500,000	$15,862,110	$57,003,700	-	$-	35,230,000	$3,523	5,172,964	$518	$3,875,899	$(43,207,350)	$(39,327,410)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZEO ENERGY CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN REDEEMABLE
NONCONTROLLING INTERESTS AND STOCKHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2023

(UNAUDITED)

	Redeemable noncontrolling interests										Retained
	Convertible Preferred Units		Class B	Common Units		Class V Common Stock		Class A Common Stock		Additional Paid in	Earnings (Accumulated	Total Stockholders’
	Units	Amount	Units	Units	Amount	Shares	Amount	Shares	Amount	Capital	Deficit)	Equity
Balance, December 31, 2022	-	$-	$-	1,000,000	$31,155,864	-	$-	-	$-	$-	$119,982	$31,275,846
Retroactive application of Business Combination (Note 1)	-	-	-	(1,000,000)	(31,155,864)	33,730,000	3,373	-	-	31,152,491	-	-
Balance, December 31, 2022	-	-	-	-	-	33,730,000	3,373	-	-	31,152,491	119,982	31,275,846
Stockholder distributions	-	-	-	-	-	-	-	-	-	-	(166,323)	(166,323)
Net income prior to the Business Combination (as restated – see note 3)	-	-	-	-	-	-	-	-	-	-	1,612,737	1,612,737
Balance, March 31, 2023, as restated	-	-	-	-	-	33,730,000	3,373	-	-	31,152,491	1,566,396	32,722,260
Stockholder distributions	-	-	-	-	-	-	-	-	-	-	(361,319)	(361,319)
Net income prior to the Business Combination (as restated – see note 3)	-	-	-	-	-	-	-	-	-	-	829,058	829,058
Balance, June 30, 2023, as restated	-	-	-	-	-	33,730,000	3,373	-	-	31,152,491	2,034,135	33,189,999
Stockholder distributions	-	-	-	-	-	-	-	-	-	-	(2,761,876)	(2,761,876)
Net income prior to the Business Combination (as restated – see note 3)	-	-	-	-	-	-	-	-	-	-	4,000,047	4,000,047
Balance, September 30, 2023, as restated	-	$-	$-	-	$-	33,730,000	$3,373	-	$-	$31,152,491	$3,272,306	$34,428,170

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZEO ENERGY CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30,
	2024	2023
		(as restated – see note 3)
Cash Flows from Operating Activities
Net (loss) income	$(8,736,845)	$6,441,842
Adjustment to reconcile net (loss) income to cash (used in) provided by operating activities
Depreciation and amortization	1,310,720	1,366,720
Gain on disposal of fixed assets	(91,684)	-
Change in fair value of warrant liabilities	(828,000)	-
Provision for credit losses	2,282,588	967,148
Noncash operating lease expense	523,821	399,610
Noncash finance lease expense	102,354	64,762
Stock based compensation expense	7,101,818	-
Changes in operating assets and liabilities:
Accounts receivable	(7,864,274)	(7,186,538)
Accounts receivable due from related parties	(36,410)	-
Inventories	(131,898)	34,530
Prepaid installation costs	3,842,974	-
Prepaids and other current assets	(689,656)	(322,568)
Other assets	(254,806)	(566,075)
Due from related party	-	(94,056)
Accounts payable	(437,190)	3,223,485
Accrued expenses and other current liabilities	(1,195,659)	885,228
Accrued expenses and other current liabilities due to related parties	(1,985,281)	-
Contract liabilities	(3,460,989)	842,150
Contract liabilities due to related parties	(1,160,848)	-
Operating lease payments	(480,270)	(389,890)
Net cash (used in) provided by operating activities	(12,189,535)	5,666,348

Cash flows from Investing Activities
Purchases of property, equipment and other assets	(285,067)	(161,768)
Net cash used in investing activities	(285,067)	(161,768)

Cash flows from Financing Activities
Proceeds from the issuance of debt	-	192,210
Repayments of finance lease liabilities	(87,728)	(56,822)
Proceeds from the issuance of convertible preferred stock, net of transaction costs	9,221,649	-
Repayments of debt	(261,563)	(272,736)
Distributions to members	(90,000)	(3,289,518)
Net cash provided by (used in) financing activities	8,782,358	(3,426,866)

Net (decrease) increase in cash and cash equivalents	(3,692,244)	2,077,714
Cash and cash equivalents, beginning of period	8,022,306	2,268,306
Cash and cash equivalents, end of the period	$4,330,062	$4,346,020

Supplemental Cash Flow Information
Cash paid for interest	$135,980	$39,838

Non-cash transactions
Right-of-use assets obtained in exchange for operating lease liabilities	$790,615	$653,663
Right-of-use assets obtained in exchange for finance lease liabilities	$-	$682,365
Deferred equity issuance costs	$2,769,039	$-
Issuance of Class A common stock to vendors	$891,035	$-
Issuance of Class A common stock to backstop investors	$1,569,463	$-
Issuance of Class A common stock for services	$255,485	$-
Preferred dividends	$9,007,034	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

Zeo Energy Corp.

Notes to the Condensed Consolidated Financial Statements

September 30, 2024

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

Zeo Energy Corp.

Notes to the Condensed Consolidated Financial Statements

September 30, 2024

Prior to the Closing, the Sellers transferred 24.167% of their Sunergy Company Interests (which were thereafter exchanged for Seller OpCo Units and Seller Class V Shares at the Closing, as described above) pro rata to Sun Managers, LLC, a Delaware limited liability company (“Sun Managers”), in exchange for Class A Units (as defined in the Sun Managers limited liability company agreement (the “SM LLCA”) in Sun Managers. In connection with such transfer, Sun Managers executed a joinder to, and became a “Seller” for purposes of, the Business Combination Agreement. Sun Managers intends to grant Class B Units (as defined in the SM LLCA) in Sun Managers through the Sun Managers, LLC Management Incentive Plan (the “Management Incentive Plan”) adopted by Sun Managers to certain eligible employees or service providers of OpCo, Sunergy or their subsidiaries, in the discretion of Timothy Bridgewater, as manager of Sun Managers. Such Class B Units may be subject to a vesting schedule, and once such Class B Units become vested, there may be an exchange opportunity through which the grantees may request (subject to the terms of the Management Incentive Plan and the OpCo amended and restated limited liability company agreement in its entirely (the “OpCo A&R LLC Agreement”)) the exchange of their Class B Units into Seller OpCo Units (together with an equal number of Seller Class V Shares), which may then be converted into Zeo Class A Common Stock (subject to the terms of the Management Incentive Plan and the OpCo A&R LLC Agreement). Grants under the Management Incentive Plan will be made after Closing.

As of the Closing Date, upon consummation of the Business Combination, the only outstanding shares of capital stock of the registrant were shares of Zeo Class A Common Stock and Zeo Class V Common Stock.

In connection with entering into the Business Combination Agreement, ESGEN and the Sponsor entered into a subscription agreement, dated April 19, 2023, which ESGEN, the Sponsor and OpCo subsequently amended and restated on January 24, 2024 (the “Sponsor Subscription Agreement”), pursuant to which, among other things, the Sponsor agreed to purchase an aggregate of 1,000,000 OpCo preferred units (and be issued an equal number of shares of Zeo Class V Common Stock) (“Convertible OpCo Preferred Units”) concurrently with the Closing at a cash purchase price of $10.00 per unit and up to an additional 500,000 Convertible OpCo Preferred Units (together with the concurrent issuance of an equal number of shares of Zeo Class V Common Stock) during the nine months after Closing if called for by Zeo (the “Sponsor PIPE Investment”). Prior to the Closing, ESGEN informed the Sponsor that it wished to call for the additional 500,000 Convertible OpCo Preferred Units at the Closing and, as a result, a total of 1,500,000 Convertible OpCo Preferred Units were issued to Sponsor in return for aggregate consideration of $15,000,000.

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

Sunergy was determined to be the accounting acquirer based on evaluation of the following facts and circumstances:

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

September 30, 2024

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

Prior to the Business Combination and the contributions to Sun Managers, the Primary Sellers had 98% ownership in Sunergy. Immediately following the Business Combination, the Primary Sellers owned 83.8% of the Common Stock of the registrant through their Zeo Class V Common Stock that have voting interests. The Voting Agreement constitutes contemporaneous written evidence of an agreement to vote a majority of the Primary Sellers’ shares of the registrant in concert. Accordingly, the Primary Sellers retain majority control through the voting of their units in conjunction with the Voting Agreement immediately prior to the Business Combination and their shares following the Business Combination and, therefore, there is no change of control before or after the Business Combination. This conclusion is appropriate even though there was no relationship or common ownership or control between Sunergy and ESGEN prior to the Business Combination. Accordingly, the Business Combination should be accounted for in accordance with the guidance for common control transactions in ASC 805-50.

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

NOTE 2 - LIQUIDITY AND GOING CONCERN

As of September 30, 2024, the Company had approximately $5.6 million of working capital including $4.3 million of cash and cash equivalents. Management has assessed the going concern assumptions of the Company during the preparation of these condensed consolidated financial statements.

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

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and principles of Consolidation

The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. These statements should be read in conjunction with Sunergy’s audited financial statements for the fiscal year ended December 31, 2023 as included with the Company’s Form 8-K/A filed with the SEC on January 23, 2025. The results reported in these unaudited condensed consolidated financial statements are not necessarily indicative of results for the full fiscal year.

Zeo Energy Corp.

Notes to the Condensed Consolidated Financial Statements

September 30, 2024

Our condensed consolidated financial statements include the accounts of Zeo Energy Corp., the accounts of Sunergy Renewables, LLC, Sun First Energy, LLC, Sunergy Solar LLC and Sunergy Roofing and Construction, Inc., all wholly owned subsidiaries, and ESGEN Opco, a variable interest entity (“VIE”) for which the Company is the primary beneficiary. All intercompany balances and transactions have been eliminated in consolidation. The December 31, 2023 balances reported herein are derived from the condensed consolidated financial statements of Sunergy as included with the Company’s Current Report on Form 8-K/A Amendment No. 3, filed with the SEC on January 23, 2025.

Restatement to Previously Reported Financial Statements

On November 13, 2024, the audit committee of the board of directors of Zeo Energy Corp. (the “Company”), after discussion with the management of the Company, concluded that (i) the Company’s previously issued financial statements for the fiscal years ended December 31, 2023 and 2022 included in the Company’s Form 8-K as filed with SEC on March 20, 2024 and as amended on March 25, 2024 and August 19, 2024 (the “8-K”), (ii) the Company’s unaudited condensed consolidated interim financial statements for the three months ended March 31, 2024 included in the Quarterly Report on Form 10-Q/A as filed with the SEC on August 19, 2024 (the “Q1 10-Q”), (iii) the Company’s unaudited condensed consolidated interim financial statements for three and six months ended June 30, 2024 included in the Quarterly Report on Form 10-Q as filed with the SEC on August 19, 2024 (the “Q2 10-Q” and the Q3 2023 financial statements as filed in the Esgen Acquisition Corporation Form S-4 amendment No.4 (S4/A) with the Securities and Exchange Commission (“SEC”) on February 7, 2024, and together with the Q1 10-Q, the “10-Qs”) and (iv) the financial statements noted in items (i) through (iii) above included in the Company’s Registration Statement on Form S-1, as amended (the “S-1”), which was declared effective by the SEC on October 1, 2024, should no longer be relied upon due to the misstatement described below.

During the preparation of the Company’s unaudited condensed consolidated interim financial statements for the three and nine months ended September 30, 2024, the Company’s management identified the following misstatements, to the Company’s financial statements:

●	For the three and nine months ended September 30, 2023, cost of goods sold (exclusive of depreciation and amortization) included selling expenses related to commissions earned by the sales team and third party dealers related to obtaining sales orders and contracts. The Company has further determined that selling expenses should not be included in the cost of goods sold (exclusive of depreciation and amortization) but instead in sales and marketing expense as they do not relate to the direct delivery of the product or service but rather to the acquiring of the customer and sale of the product or service. This misstatement has no impact on total operating expenses, (loss) income from operations or net (loss) income. Additionally, this misstatement has no impact on the balance sheets, statements of changes in redeemable noncontrolling interests and stockholders’ equity or statements of cash flows.

●	As of September 30, 2023 and December 31, 2023, finance lease assets and liabilities were included in property, equipment and other fixed assets, net and in the current portion of long-term debt and long-term debt. The Company has further determined that the vehicles should be recorded as right-of-use finance lease assets and finance lease liabilities. Adjustments have been made to depreciation and amortization expense and interest expense on the statement of operations as well as adjustments to reflect the presentation of finance leases in the statement of cash flows.

Zeo Energy Corp.

Notes to the Condensed Consolidated Financial Statements

September 30, 2024

●	For the nine months ended September 30, 2023, adjustments have been made to reflect the correct presentation of operating leases within the statement of cash flows. This has no impact on total operating cash flows.

●	For the three and nine months ended September 30, 2023, due to the nature of the underlying costs, reclassifications of expenses have been made between cost of goods sold (exclusive of depreciation and amortization), sales and marketing and general and administrative. This misstatement has no impact on total operating expenses, (loss) income from operations or net (loss) income. Additionally, this misstatement has no impact on the balance sheets, statements of changes in redeemable noncontrolling interests and stockholders’ equity or statements of cash flows.

This Note discloses the nature of the restatement adjustments and discloses the cumulative effects of these adjustments included in the Original S-4. The effects of the misstatements have been corrected in all impacted tables and footnotes throughout these unaudited condensed consolidated interim financial statements.

Impact to the condensed consolidated statement of operations for the three months ended September 30, 2023

	As reported	Adjustment	As restated
Cost of goods sold (exclusive of depreciation and amortization shown below)	$28,950,493	$(8,477,406)	$20,473,087
Depreciation and amortization	$524,461	$(3,172)	$521,289
Sales and marketing	$764,828	$7,830,817	$8,595,645
General and administrative	$3,693,550	$609,303	$4,302,853
Total operating expenses	$33,933,332	$(40,458)	$33,892,874
(Loss) Income from operations	$3,960,834	$40,458	$4,001,292
Interest expense	$(295)	$(10,101)	$(10,396)
Total other income (expense), net	$8,856	$(10,101)	$(1,245)
Net income	$3,969,690	$30,357	$4,000,047

Impact to the condensed consolidated statement of operations for the nine months ended September 30, 2023

	As reported	Adjustment	As restated
Cost of goods sold (exclusive of depreciation and amortization shown below)	$68,204,199	$(18,958,478)	$49,245,721
Depreciation and amortization	$1,446,626	$(15,144)	$1,431,482
Sales and marketing	$1,805,308	$18,008,671	$19,813,979
General and administrative	$8,846,154	$869,904	$9,716,058
Total operating expenses	$80,302,287	$(95,047)	$80,207,240
(Loss) Income from operations	$6,402,733	$95,047	$6,497,780
Interest expense	$(39,838)	$(23,082)	$(62,920)
Total other income (expense), net	$(32,856)	$(23,082)	$(55,938)
Net income	$6,369,877	$71,965	$6,441,842

Zeo Energy Corp.

Notes to the Condensed Consolidated Financial Statements

September 30, 2024

Impact to the condensed consolidated statement of changes in redeemable noncontrolling interests and members’ equity for the three and nine months ended September 30, 2023

	As reported	Adjustment	As restated
Retained earnings
Net income prior to the business combination	$1,602,939	$9,798	1,612,737
Balance, March 31, 2023	$1,556,598	$9,798	$1,566,396
Net income prior to the business combination	$797,249	$31,809	$829,058
Balance, June 30, 2023	$1,992,528	$41,607	$2,034,135
Net income prior to the business combination	$3,969,690	$30,357	$4,000,047
Balance, September 30, 2023	$3,200,342	$71,964	$3,272,306
Total Stockholders’ Equity
Net income prior to the business combination	$1,602,939	$9,798	$1,612,737
Balance, March 31, 2023	$32,712,462	$9,798	$32,722,260
Net income prior to the business combination	$797,249	$31,809	$829,058
Balance, June 30, 2023	$33,259,392	$41,607	$33,189,999
Net income prior to the business combination	$3,969,690	$30,357	$4,000,047
Balance, September 30, 2023	$34,356,206	$71,964	$34,428,170

Impact to the condensed consolidated statement of cash flows for the nine months ended September 30, 2023

	As reported	Adjustment	As restated
Cash Flows from Operating Activities
Net Income	$6,369,877	$71,965	$6,441,842
Adjustment to reconcile net loss to cash used in operating activities:
Depreciation and amortization	$1,446,626	$(79,906)	$1,366,720
Non-cash operating lease expense	$-	$399,610	$399,610
Non-cash finance lease expense	$-	$64,762	$64,762
Changes in operating assets and liabilities:
Operating lease	$9,721	$(399,611)	$(389,890)
Net cash used in operating activities	$5,609,528	$56,820	$5,666,348
Cash flows from Investing Activities
Purchase of property, plant and equipment	$(907,563)	745,795	$(161,768)
Net cash provided by investing activities	$(907,563)	745,795	$(161,768)
Cash flows from Financing Activities
Issuance of debt	$938,003	$(745,793)	$192,210
Repayments of finance lease	$-	$(56,822)	$(56,822)
Net cash provided by financing activities	$(2,624,251)	$(802,615)	$(3,426,866)
Non-cash transactions
Right-of-use assets obtained in exchange for operating lease liabilities	$-	$653,663	$653,663
Right-of-use assets obtained in exchange for finance lease liabilities	$-	$682,365	$682,365

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

Zeo Energy Corp.

Notes to the Condensed Consolidated Financial Statements

September 30, 2024

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

Accounts receivable, net of allowance for credit losses

Accounts receivable is presented at the invoiced receivable amounts, less any allowance for any potential expected credit loss amounts, and do not bear interest. The Company estimates allowance for credit losses based on the creditworthiness of each customer, historical collections experience, forward looking information and other information including the aging of the receivables. This analysis resulted in an allowance for credit losses as of September 30, 2024, and December 31, 2023 of $3,145,168 and $862,580, respectively. The Company had no write-offs and no recoveries for each of the three and nine months ended September 30, 2024 and 2023, respectively. The majority of our customers finance their purchase and installation of solar panels through various financing companies, who then remit payment to Sunergy typically within 3 days after installation. The Company is not deemed a borrower with these financing agreements and as a result is not subject to any of the terms of the financing transaction between the financing company and the customer.

Significant judgement is involved in determination of the collectability of accounts receivable. Management assesses the reasonability of collectability of accounts receivable on a quarterly basis to record the allowance for credit losses.

In September 2024, based on a reassessment of creditworthiness of customers, historical collections experience, forward looking information and other information including the aging of the receivables, the Company revised its estimate of allowance for credit losses.

This change in estimate has been accounted for prospectively in accordance with ASC 250, Accounting Changes and Error Corrections. In accordance with its policy, the Company reviews the estimated allowance for credit losses on an ongoing basis. This review indicated that the estimated allowance for credit losses in the Company’s consolidated financial statements should be increased. As a result, effective September 30, 2024, the Company recorded a change in estimate to increase the three and nine months provision for credit losses by $1,820,365, increase net loss by $1,820,365 for the three and nine months ended September 30, 2024, and increase basic and diluted net loss per common share by $0.30 and $0.49 for the three and nine months ended September 30, 2024.

Prepaid installation costs

Prepaid installation costs include costs incurred prior to completion of installations of solar systems. Such costs include the cost of engineering, permits, governmental fees, and other related solar installation costs. These costs are charged to Cost of goods sold when each installation is completed.

Prepaid expenses and other current assets

Prepaid expenses and other current assets consist of employee advances, advanced sales commissions, prepaid insurance, and other current assets.

Concentration of credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents and trade accounts receivable. The Company maintains its cash and cash equivalent balances in highly rated financial institutions, which at times may exceed federally insured limits. The amounts over these insured limits as of September 30, 2024, and December 31, 2023 were $4,080,061 and $6,979,011, respectively. The Company mitigates this concentration of credit risk by monitoring the credit worthiness of the financial institutions. No losses have been incurred to date on any deposits.

The Company performs periodic credit evaluations of its customers’ financial condition and also monitors the financial condition of the financial counterparties that finance customer transactions and generally does not require collateral. No one customer or financing counterparty exceeded 10% of accounts receivable as of September 30, 2024, and December 31, 2023.

Inventories

Inventories are primarily comprised of solar panels and other related items necessary for installations and service needs. Inventories are accounted for on a first-in-first-out basis and are measured at the lower of cost or net realizable value, where cost is determined using a weighted-average cost method. When evidence exists that the net realizable value of inventory is lower than its cost, the difference is recognized as cost of goods sold in the condensed consolidated statements of operations. As of September 30, 2024, and December 31, 2023, inventory was $482,251 and $350,353, respectively.

Property, equipment and other fixed assets

Property, equipment and other fixed assets are carried at cost less accumulated depreciation and includes expenditures that substantially increase the useful lives of existing property and equipment. Maintenance, repairs, and minor renovations are charged to expense as incurred. When property and equipment is retired or otherwise disposed of, the related costs and accumulated depreciation are removed from their respective accounts, and any difference between the sale proceeds and the carrying amount of the asset is recognized as a gain or loss on disposal in the condensed consolidated Statements of Operations.

Zeo Energy Corp.

Notes to the Condensed Consolidated Financial Statements

September 30, 2024

Software that is developed for internal use and is accounted for pursuant to ASC 350-40, Intangibles, Goodwill and Other-Internal-Use Software. Qualifying costs incurred to develop internal-use software are capitalized when (i) the preliminary project stage is completed, (ii) management has authorized further funding for the completion of the project and (iii) it is probable that the project will be completed and perform as intended. These capitalized costs include compensation for employees who develop internal-use software and external costs related to development of internal use software. Capitalization of these costs ceases once the project is substantially complete and the software is ready for its intended purpose. Internally developed software is amortized using the straight-line method over an estimated useful life. All other expenditures, including those incurred in order to maintain an intangible asset’s current level of performance, are expensed as incurred. When these assets are retired or disposed of, the cost and accumulated amortization thereon are removed, and any resulting gain or losses are included in the condensed consolidated statements of operations.

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

Impairment of long-lived assets

Management reviews each asset or asset group for impairment whenever events or circumstances indicate that the carrying value of an asset or asset group may not be recoverable, and at least annually. No impairment provisions were recorded by the Company during the three and nine months ended September 30, 2024, and 2023.

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

Goodwill

Goodwill is recognized and initially measured as any excess of the acquisition-date consideration transferred in a business combination over the acquisition-date amounts recognized for the net identifiable assets acquired. Goodwill is not amortized but is tested for impairment annually, or more frequently if an event occurs or circumstances change that would more likely than not result in an impairment of goodwill. First, the Company assesses qualitative factors to determine whether or not it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the Company concludes that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the Company conducts a quantitative goodwill impairment test comparing the fair value of the applicable reporting unit with its carrying value. If the carrying amount of the reporting unit exceeds the fair value of the reporting unit, the Company recognizes an impairment loss in the condensed consolidated statements of operations for the amount by which the carrying amount exceeds the fair value of the reporting unit. The Company performs its annual goodwill impairment test at December 31 of each year. There was no goodwill impairment for the three and nine months ended September 30, 2024, and 2023.

Intangible assets subject to amortization

Intangible assets include tradenames, customer lists and non-compete agreements. Amounts are subject to amortization on a straight-line basis over the estimated period of benefit and are subject to annual impairment consideration. Costs incurred to renew or extend the term of a recognized intangible asset, such as the acquired tradename, are capitalized as part of the intangible asset and amortized over its revised estimated useful life.

Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of the intangible assets may not be recoverable. Conditions that would necessitate an impairment assessment include a significant decline in the observable market value of an asset, a significant change in the extent or manner in which an asset is used, or any other significant adverse change that would indicate that the carrying amount of an asset or group of assets may not be recoverable. The Company evaluates the recoverability of intangible assets by comparing their carrying amounts to future net undiscounted cash flows expected to be generated by the intangible assets. If such intangible assets are considered to be impaired, the impairment recognized is measured as the amount by which the carrying amount of the intangible assets exceeds the fair value of the assets. The Company determines fair value based on discounted cash flows using a discount rate commensurate with the risk inherent in the Company’s current business model for the specific intangible asset being valued. No impairment charges were recorded for the three and nine months ended September 30, 2024, and 2023.

Zeo Energy Corp.

Notes to the Condensed Consolidated Financial Statements

September 30, 2024

Leases

The Company evaluates the contracts it entered into to determine whether such contracts contain leases at inception. A contract contains a lease if the contract conveys the right to control the use of identified property, plant or equipment for a period of time in exchange for consideration. At commencement, contracts containing a lease are further evaluated for classification as an operating or finance lease where the Company is a lessee. When the arrangements include lease and non-lease components, the Company accounts for them as a single lease component.

Operating Leases

A lease for which substantially all the benefits and risks incidental to ownership remain with the lessor is classified by the lessee as an operating lease. Operating leases are included in the line items right-of-use (“ROU”) asset, lease liabilities, current, and non-current lease liabilities in the condensed consolidated balance sheet. ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent its obligation to make lease payments arising from the lease. For operating leases, the Company measures its lease liabilities based on the present value of the total lease payments not yet paid. These payments are then discounted based on the more readily determinable of the rate implicit in the lease or its incremental borrowing rate, which is the estimated rate the Company would be required to pay for a collateralized borrowing equal to the total lease payments over the term of the lease. The Company uses its incremental borrowing rate based on the information available at lease commencement date in determining the present value of lease payments. The Company measures ROU assets based on the corresponding lease liability adjusted for payments made to the lessor at or before the commencement date, and initial direct costs it incurs under the lease. The Company begins recognizing lease expense when the lessor makes the underlying asset available to the Company. Lease expenses for lease payments are recognized on a straight-line basis over the lease term.

For leases with a lease term of less than one year (short-term leases), the Company has elected not to recognize a lease liability or ROU asset on its consolidated balance sheet. Instead, it recognizes the lease payments as expenses on a straight-line basis over the lease term. Short-term lease costs are immaterial to its condensed consolidated statements of operations and cash flows.

Finance leases

Leases that transfer substantially all of the benefits and risks incidental to the ownership of assets are accounted for as finance leases as if there was an acquisition of an asset and incurrence of an obligation at the inception of the lease. Lease cost for finance leases where the Company is the lessee includes the amortization of the ROU asset, which is amortized on a straight-line basis and recorded to depreciation and amortization and interest expense on the finance lease liability, which is calculated using the effective interest method and recorded to interest expense on the accompanying condensed consolidated statements of operations. Finance lease ROU assets are amortized over the shorter of their estimated useful lives or the terms of the respective leases. If the Company is reasonably certain to exercise the option to purchase the underlying asset at the end of lease term, the finance lease ROU assets are amortized to the end of useful life of the assets on a straight-line basis.

Warrant Liabilities

The Company evaluates all of its financial instruments, including issued share purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 815-40, Derivatives and Hedging (“ASC 815-40”). The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is reassessed at the end of each reporting period. The Company accounts for the Public Warrants (as defined in Note 12) (the “Warrants”) in accordance with the guidance contained in ASC 815-40 under which the Warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, the Company classifies the Warrants as liabilities at their fair value and adjusts the Warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the condensed consolidated statements of operations. The Warrants for periods where no observable traded price was available are valued using a binomial lattice model. The quoted market price is utilized as the fair value as of each relevant date.

Zeo Energy Corp.

Notes to the Condensed Consolidated Financial Statements

September 30, 2024

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

The Company recognizes and records revenue from its operations upon completion of installation for both solar system installations and roofing installations. In connection with the sales and installation, a signed contract between the Company and the purchaser defines the duties and obligations of each party. The contract is specific as to the duties and responsibilities which govern the accounting for these transactions. Once the Company’s performance obligations are met with installation completed, according to the signed contract, the Company’s obligations are completed, and title is transferred to the buyer. The Company believes its performance obligation is completed once the installation of the solar panels is completed, which is prior to the customer receiving permission to operate the solar panels from the local utility company. The Company records sales revenue at this point in time in its accounting records. Many of the Company’s customers finance their obligations with third parties. In these situations, the finance company deducts their financing fees and remits the net amount to the Company. Revenue recorded is equal to the contract amount signed by the purchaser, net of the financing fees. The Company incurs several costs associated with the installation prior to its completion. In accordance with ASC 340, Other Assets and Deferred Costs, installation-related costs are recorded as prepaid expenses and other current assets and in turn are expensed when installation is completed. Thus, revenue recognition is in turn matched with the installation equipment costs and expense associated with the completion of each project.

	For the three months ended September 30,		For the nine months ended September 30,
	2024	2023	2024	2023
Solar systems installations, gross	$24,120,570	$50,904,324	$69,727,470	$115,213,716
Financing fees	(4,890,020)	(14,941,988)	(17,394,944)	(33,726,283)
Solar systems installations, net	19,230,550	35,962,336	52,332,526	81,487,433
Roofing installations	427,355	1,931,830	2,263,807	5,217,587
Total net revenues	$19,657,905	$37,894,166	$54,596,333	$86,705,020

Zeo Energy Corp.

Notes to the Condensed Consolidated Financial Statements

September 30, 2024

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

	September 30, 2024	December 31, 2023
Contract liabilities, beginning of the period	$5,223,518	$1,149,047
Revenue recognized from amounts included in contract liabilities at the beginning of the period	(5,223,518)	(1,149,047)
Cash received prior to completion of performance obligation	601,681	5,223,518
Contract liabilities, as of the end of the period	$601,681	$5,223,518

Contract acquisition costs

The Company pays sales commissions to sales representatives based on a percentage of the sales contracts entered into by the customer and the Company. Payment is made to the sales representative once installation is completed. Such costs are included as sales and marketing on the condensed consolidated statements of operations. Since sales commission payments are subject to completion of the installation, payment is made commensurate with the recognition of revenue from the sale, and therefore the full expense is incurred as the Company does not have any remaining performance obligations.

Earnings per share

The Company reports both basic and diluted earnings per share. Basic earnings per share is calculated based on the weighted average number of shares of Class A Common Stock outstanding and excludes the dilutive effect of warrants, stock options, and other types of convertible securities. Diluted earnings per share is calculated based on the weighted average number of shares of Class A Common Stock outstanding and the dilutive effect of warrants and other types of participating securities are included in the calculation. Dilutive securities are excluded from the diluted earnings per share calculation if their effect is anti-dilutive, such as in periods where a net loss has been reported.

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

Stock-based Compensation

The Company recognizes an expense for stock-based compensation awards based on the estimated fair value of the award on the date of grant. The Company has elected to account for restricted stock awards with market conditions using a graded vesting method. This method recognizes the compensation cost in the condensed consolidated statements of operations over the requisite service period for each separately vesting tranche of awards. The Company has elected to recognize forfeitures as they occur rather than estimate expected forfeitures.

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

Zeo Energy Corp.

Notes to the Condensed Consolidated Financial Statements

September 30, 2024

Redeemable Noncontrolling Interests

Noncontrolling interests represent the portion of ESGEN OpCo, LLC that Zeo Energy Corp. controls and consolidates but does not own. The noncontrolling interests were created as a result of the Business Combination and represent 33,730,000 common units issued by Zeo Energy Corp. to the prior investors. As of the Close of the Business Combination, Zeo Energy Corp. held a 13.0% interest in ESGEN OpCo, LLC with the remaining 87.0% interest held by ESGEN OpCo, LLC’s prior investors. The prior investors’ interests in ESGEN OpCo, LLC represent a redeemable noncontrolling interest. At its discretion, the members have the right to exchange their common units in ESGEN OpCo, LLC (along with the cancellation of the paired shares of Zeo Energy Corp. or the Class V Common Stock) for either shares of Class A Common Stock on a one-to-one basis or cash proceeds of equal value at the time of redemption. Any redemption of ESGEN OpCo, LLC Common Units in cash must be funded through a private or public offering of Class A Common Stock and is subject to the Company’s Board’s approval. As of September 30, 2024, the prior investors of ESGEN OpCo, LLC hold the majority of the voting rights on the Board.

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

Redeemable Convertible Preferred Units

The Company records redeemable convertible preferred units at fair value on the dates of issuance, unless an exception applies, net of issuance costs. The redeemable convertible preferred units have been classified outside of stockholders’ (deficit) equity as temporary equity on the accompanying condensed consolidated balance sheets because the shares contain certain redemption features that are not solely within the control of the Company. See Note 10 – Redeemable Noncontrolling Interests and Equity. Because the Class A convertible preferred units are held by the Sponsor at the OpCo level, the preferred units are presented as a noncontrolling interests on the condensed consolidated balance sheets.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. Management has evaluated the Company’s tax positions, including its previous status as a pass-through entity for federal and state tax purposes, and has determined that the Company has taken no uncertain tax positions that require adjustment to the condensed consolidated financial statements. The Company’s reserve related to uncertain tax positions was zero as of September 30, 2024 and December 31, 2023. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2024 and December 31, 2023. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

Interest and penalties associated with tax positions are recorded in the period assessed as general and administrative expenses. The open tax years for U.S. federal and state income tax purposes are 2019 and forward.

The Company has calculated the provision for income taxes during the interim reporting period by applying an estimate of the Annual Effective Tax Rate (AETR) for the full fiscal year to “ordinary” income or loss (pretax income or loss excluding unusual or infrequently occurring discrete items) for the reporting period. Our effective tax rate (ETR) from continuing operations was 1.5% and 0% for the three months ended September 30, 2024 and September 30, 2023, respectively, and 2.7% and 0% for the nine months ended September 30, 2024 and September 30, 2023, respectively. The ETR for the three and nine months ended September 30, 2024 differs from statutory rates primarily due to the non-controlling interest portion of ESGEN OpCo, LLC, which is a partnership for federal tax purposes.

Zeo Energy Corp.

Notes to the Condensed Consolidated Financial Statements

September 30, 2024

Tax Receivable Agreement

In conjunction with the consummation of the Transactions, Zeo Energy Corp entered into a Tax Receivable Agreement (the “TRA”) with ESGEN Opco, LLC and certain ESGEN Opco, LLC members (the “TRA Holders”). Pursuant to the TRA, Zeo Energy Corp. is required to pay the TRA Holders 85% of the net cash savings, if any, in U.S. federal, state and local income and franchise tax (computed using simplifying assumptions to address the impact of state and local taxes) that the Company actually realizes (or is deemed to realize in certain circumstances) in periods after the Business Combination as a result of, as applicable to each such TRA Holder, (i) certain increases in tax basis that occur as a result of the acquisition (or deemed acquisition for U.S. federal income tax purposes) of all or a portion of such TRA Holder’s Exchangeable OpCo Units pursuant to the exercise of the OpCo Exchange Rights or a Mandatory Exchange and (ii) imputed interest deemed to be paid by the Company as a result of, and additional tax basis arising from, any payments it makes under the Tax Receivable Agreement. All such payments to the TRA Holders are the obligations of Zeo Energy Corp., and not that of ESGEN Opco, LLC. As of September 30, 2024, there have been no exchanges of ESGEN Opco, LLC units for Class A Common Stock of Zeo Energy Corp. and, accordingly, no TRA liabilities currently exist. Future exchanges will result in incremental tax attributes and potential cash tax savings for Zeo Energy Corp. The associated liability for the Tax Receivable Agreement will be recorded as a decrease to additional paid-in capital in the consolidated statement of stockholders’ equity. As of September 31, 2024, the Company has concluded, based on applicable accounting standards, that it was more likely than not that its deferred tax assets subject to the TRA would not be realized; therefore, the Company has not recorded a liability related to the tax savings it may realize from utilization of such deferred tax assets. As of September 30,2024, the total unrecorded TRA liability is approximately $48.8 million. In accordance with ASC Topic 450, Contingencies, any changes to an existing TRA liability, including changes to the fair value measurement or to re-establish a TRA liability related to prior year exchanges, will be recorded as tax receivable agreement in other income (expense), net in the condensed consolidated statement of operations. Similarly, if utilization of the deferred tax assets subject to the TRA becomes more likely than not in the future, the Company will record a liability related to the TRA which will be recorded through the condensed consolidated statement of operations. See Note 13 – Related Party Transactions.

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

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740) - Improvements to income tax disclosures (“ASU 2023-09”), expanding the disclosures requirement for income taxes primarily by requiring more detailed disclosure for income taxes paid and the effective tax rate reconciliation. ASU 2023-09 is effective for annual periods beginning after December 15, 2025. Early adoption is permitted, and adoption of ASU 2023-09 can be applied prospectively or retrospectively. The Company is currently evaluating the impact of this standard.

NOTE 4 - REVERSE RECAPITALIZATION

As discussed in Note 1, “Organization and Business Operation”, the Business Combination was consummated on March 13, 2024, which, for accounting purposes, was treated as the equivalent of Zeo issuing stock for the net assets of ESGEN, accompanied by recapitalization. Under this method of accounting, ESGEN was treated as the acquired company for financial accounting and reporting purposes under GAAP.

Transaction Proceeds

Upon closing of the Business Combination, the Company received gross proceeds of $17.7 million from the Business Combination, offset by total transaction costs and other fees totaling $7.4 million. The following table reconciles the elements of the Business Combination to the consolidated statements of cash flows and the consolidated statement of changes in stockholders’ deficit for the period ended September 30, 2024:

Cash-trust and cash, net of redemptions	$2,714,091
Less: transaction costs, promissory note and professional fees, paid	(7,350,088)
Proceeds from Sponsor PIPE Investment	15,000,000
Net proceeds from the Business Combination	10,364,003
Less: liabilities assumed	(12,041,288)
Reverse recapitalization, net	$(1,677,285)

Zeo Energy Corp.

Notes to the Condensed Consolidated Financial Statements

September 30, 2024

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

Public and private placement warrants

The 13,800,000 Public Warrants issued at the time of ESGEN’s initial public offering remained outstanding and became warrants for the Company and the 14,040,000 Private Placement Warrants were forfeited.

Redemption

Prior to the closing of the Business Combination, certain ESGEN public stockholders exercised their right to redeem certain of their outstanding shares for cash, resulting in the redemption of 1,159,976 shares of ESGEN Class A common stock for an aggregate payment from the Trust of $13,336,056.

NOTE 5 - PROPERTY, EQUIPMENT, AND OTHER FIXED ASSETS

Property, equipment and other fixed assets, net consisted of the following:

	As of September 30,	As of December 31,
	2024	2023
Internally-developed software	$904,155	$691,745
Furniture	138,197	126,007
Equipment and vehicles	2,306,413	2,220,168
Leasehold improvements	10,000	-
Property and equipment	3,358,765	3,037,920
Accumulated depreciation	(1,231,983)	(748,197)
	$2,126,782	$2,289,723

Depreciation expense related to the Company’s property and equipment was $208,747 and $52,397 for the three months ended September 30, 2024, and 2023, respectively, and $539,692 and $325,395 for the nine months ended September 30, 2024, and 2023, respectively, which are included in depreciation and amortization expense on the accompanying condensed consolidated statements of operations.

Zeo Energy Corp.

Notes to the Condensed Consolidated Financial Statements

September 30, 2024

NOTE 6 - INTANGIBLE ASSETS

The following is a summary of the Company’s intangible assets, net as of September 30, 2024, and December 31, 2023:

	Weighted	September 30, 2024
	Average Useful Life Remaining	Gross Carrying	Accumulated
	(in years)	Amount	Amortization	Total
Trade names	0	$3,084,100	$3,084,100	$-
Customer lists	0	496,800	496,800	-
Non-compete	0	224,000	224,000	-
		$3,804,900	3,804,900	$-

	Weighted	December 31, 2023
	Average Useful Life Remaining	Gross Carrying	Accumulated
	(in years)	Amount	Amortization	Total
Trade names	1.5	$3,084,100	$2,313,072	$771,028
Customer lists	1	496,800	496,800	-
Non-compete	1	224,000	224,000	-
		$3,804,900	$3,033,872	$771,028

The Company periodically reviews the estimated useful lives of its identifiable intangible assets, taking into consideration any events or circumstances that might result in either a diminished fair value or revised useful life. Management has determined there have been no indicators of impairment or change in useful life for the three and nine months ended September 30, 2024, and 2023. Amortization expense relating to the Company’s intangible assets was $257,011 and $392,158 for the three months ended September 30, 2024, and 2023, respectively, and $771,028 and $1,041,325 for the nine months ended September 30, 2024, and 2023, respectively, which were included in depreciation and amortization expenses on the accompanying condensed consolidated statements of operations.

NOTE 7 - ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

The following table summarizes accrued expenses and other current liabilities:

	September 30,	December 31,
	2024	2023
Accrued payroll	185,873	136,668
Accrued commissions	538,814	856,360
Accrued dealer fees	430,685	2,415,966
Accrued interest	84,674	-
Transaction costs	1,743,715	-
Accrued other	573,132	1,237,371
	$3,556,893	$4,646,365

NOTE 8 - LEASES

The Company leases both office space and warehouse space for its operations. Lease maturities vary from 2 to 5 years. These leases are viewed and recorded as operating leases and as such periodic payments (monthly) are expensed according to the period for which payment is made.

Operating lease costs recorded in general and administrative expenses in the condensed consolidated statements of operations were $133,892 and $163,475 for the three months ended September 30, 2024, and 2023, respectively and $461,822 and $436,205 for the nine months ended September 30, 2024, and 2023, respectively.

The Company also leases multiple vehicles for its operations. The leases on vehicles generally have a 5-year term and are recorded as finance leases.

Zeo Energy Corp.

Notes to the Condensed Consolidated Financial Statements

September 30, 2024

Finance lease costs recorded in depreciation and amortization in the consolidated statements of operations were $34,118 for the three months ended September 30, 2024, and 2023. Finance lease costs recorded in depreciation and amortization in the consolidated statements of operations were $102,354 and $64,762 for the nine months ended September 30, 2024, and 2023, respectively. Finance lease costs recorded in interest expense in the consolidated statements of operations were $12,672 and $15,460 for the three months ended September 30, 2024, and 2023, respectively. Finance lease costs recorded in interest expense in the consolidated statements of operations were $40,167 and $29,718 for the nine months ended September 30, 2024, and 2023, respectively.

The following amounts were recorded in the Company’s balance sheet relating to its operating and finance lease and other supplemental information:

	September 30, 2024	December 31, 2023
Operating lease ROU assets	$1,402,462	$1,135,668
Finance lease ROU assets	481,130	583,484

Current operating lease liabilities	576,890	539,599
Current finance lease liabilities	127,341	118,416
Non-current operating lease liabilities	909,468	636,414
Non-current finance lease liabilities	382,618	479,271
Total lease liabilities	$1,996,317	$1,773,700

Other supplemental information:
Weighted average remaining lease term (years)
Operating leases	2.57	2.86
Finance leases	3.53	4.28
Weighted average discount rate
Operating leases	4.90%	4.26%
Finance leases	9.76%	9.75%

The following tables present the maturity analysis of operating and finance lease liabilities as of September 30, 2024:

Operating leases

Years	Operating Leases
2024	$162,320
2025	611,775
2026	552,748
2027	200,061
2028	58,565
Total lease payments	1,585,469
Less interest	99,111
Present value of lease liabilities	1,486,358

Zeo Energy Corp.

Notes to the Condensed Consolidated Financial Statements

September 30, 2024

Finance leases

Years	Finance Leases
2024	$42,869
2025	171,476
2026	171,476
2027	171,476
2028	47,607
Total lease payments	604,904
Less interest	94,945
Present value of lease liabilities	509,959

The Company has deposited security payments related to the facility leases of $80,794 included in the accompanying condensed consolidated balance sheets as other assets.

NOTE 9 - DEBT

The Company has financing arrangements for many of the vehicles in its fleet. The financing includes direct loans for each vehicle being financed. The Company entered into new vehicle financing arrangements totaling $0 and $281,575 for the three months ended September 30, 2024, and 2023, respectively, and $0 and $744,933 for the nine months ended September 30, 2024, and 2023. Payments of debt obligations are based on level monthly payments for 60 months and include interest rates ranging from 4.94% - 11.09%. As of September 30, 2024, the weighted average interest rate on the Company’s short debt obligations was 6.75%. The combined amounts of these financial obligations are included in the condensed consolidated balance sheets as current portion of long-term debt and Long-term debt. The company does not have debt covenants associated with these arrangements.

The following table presents the maturity analysis of the long-term debt as of September 30, 2024:

Years
2024	$70,940
2025	296,044
2026	299,254
2027	135,976
2028	56,385
Total debt	858,599
Less current portion	291,036
Long-term debt	$567,563

NOTE 10 – REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY

Business Combination

The condensed consolidated statements of changes in stockholders’ equity reflect the reverse recapitalization and Business Combination as described in Note 1 – Organization and Business Operation and Note 4 – Reverse Recapitalization. As Sunergy was deemed to be the accounting acquirer in the Business Combination, all periods prior to the consummation of the Business Combination reflect the balances and activity of Sunergy Renewables, LLC. The condensed consolidated balances as of December 31, 2023 from the financial statements of Sunergy Renewables, LLC as of that date and membership unit activity in the consolidated statements of change in stockholders’ equity, prior to the consummation of the Business Combination have not been retroactively adjusted.

Upon consummation of the Business Combination, the Company’s capital stock consisted of (i) 3,257,436 shares of Class A Common Stock held by the Sponsor, (ii) 1,026,960 shares of Class A Common Stock issued to public stockholders, net of redemptions as well as certain service providers, (iii) 742,568 shares of Class A Common Stock issued to Sunergy Renewables, LLC initial Stockholders other than Sponsor, (iv) 32,230,000 shares of Class V Common Stock issued to Sun Managers and other prior investors of Sunergy; and (v) 1,500,000 shares of Series A Preferred Stock and 1,500,000 shares of Class V Common Stock issued to Sponsor investors pursuant to the Sponsor PIPE Investment.

Zeo Energy Corp.

Notes to the Condensed Consolidated Financial Statements

September 30, 2024

Private Placement

As described in Note 1- Organization and Business Operation, pursuant to the Sponsor Subscription Agreement, at the Closing, a total of 1,500,000 Convertible OpCo Preferred Units (including an equal number of shares of the Company’s Class V Common Stock) were issued to the Sponsor in return for aggregate consideration of $15,000,000.

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

On March 13, 2024, concurrently with the Closing, the Sellers entered into the Lock-Up Agreement, pursuant to which each of the Sellers  agreed not to transfer its Exchangeable OpCo Units, as defined below, and corresponding shares of Zeo Class V Common Stock received in connection with the Business Combination until the earlier of (i) six months after the Closing and (ii) subsequent to the Closing, (a) satisfaction of the Early Lock-Up Termination or (b) the date on which Zeo completes a PubCo Sale (as defined in the Lock-Up Agreement).

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

The table below reflects share information about the Company’s capital stock as of September 30, 2024.

	Par Value	Authorized	Issued	Treasury Stock	Outstanding
Class A Common Stock	$0.0001	300,000,000	5,172,964	-	5,172,964
Class V Common Stock	$0.0001	100,000,000	35,230,000	-	35,230,000
Class A convertible preferred units	$0.0001	1,500,000	1,500,000	-	1,500,000
Total shares		401,500,000	41,902,964	-	41,902,964

Class A Common Stock

Each holder of Class A Common Stock is entitled to one vote for each share of Class A Common Stock held of record in person or by proxy on all matters which stockholders generally are entitled to vote,  except that, in each case, to the fullest extent permitted by law, each holder has no voting power with respect to, and will not be entitled to vote on, any amendment to its Certificate of Incorporation (including any certificate of designations relating to any series of Preferred Stock) that relates solely to the terms of any outstanding Preferred Stock if the holders of such Preferred Stock are entitled to vote as a separate class thereon (including any certificate of designations relating to any series of Preferred Stock) or under the General Corporation Law of the State of Delaware (the “DGCL”). The holders of the outstanding shares of Class A Common Stock shall be entitled to vote separately upon any amendment to its Certificate of Incorporation (including by merger, consolidation, reorganization or similar event) that would alter or change the powers, preferences or special rights of such class of Common Stock in a manner that is disproportionately adverse as compared to the Class V Common Stock. Except as otherwise required in its Certificate of Incorporation or by applicable law, the holders of Common Stock will vote together as a single class on all matters (or, if any holders of Preferred Stock are entitled to vote together with the holders of Common Stock, as a single class with the holders of Preferred Stock).

Zeo Energy Corp.

Notes to the Condensed Consolidated Financial Statements

September 30, 2024

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

Class A Convertible Preferred Units (Mezzanine Equity)

The Class A Convertible Preferred Unitholders have no voting rights and only have certain consent rights. However, as outlined above, the Preferred Units were issued in conjunction with Class V Common Stock, which entitle the holders to voting rights. The Class A Convertible Preferred Unitholders are to be paid dividends, quarterly in arrears at the rate of 10% per annum of the original price per share, plus the amount of previously accrued, but unpaid dividends, compounded monthly On each Dividend Payment Date, the Company must: (i) pay the Sponsor an amount equal to 30% of the Preferred Unit Dividends that have accrued for such Dividend Period (or portion of a Dividend Period, as applicable) and (ii) may elect to either (A) pay the remainder of the Preferred Unit Dividends that have accrued for the applicable Dividend Period in cash or (B) to the extent the remaining portion of any such Preferred Unit Dividends are not paid on the Dividend Payment Date in cash, the remaining portion of the Preferred Unit Dividends will continue to accrue and compound, as described above.

Following the first anniversary of the date on which the first Class A Convertible Preferred Unit was issued (the “Class A Convertible Preferred Unit Original Issue Date”) and continuing until the earlier of (A) March 13, 2027, the “Maturity Date,” (B) a Required Redemption (as described in the OpCo A&R LLC Agreement), (C) the date the Sponsor elects for a Put Option Redemption, or (D) a Transaction Event Conversion (as described in the OpCo A&R LLC Agreement) , the Sponsor has the option to convert all, but not less than all, of the outstanding Class A Convertible Preferred Units into such number of Class B Units (an “Optional Conversion”) as is determined by dividing the Class A Convertible Preferred Unit Original Issue Price plus the aggregate accumulated and unpaid Class A Convertible Preferred Unit Accruing Dividends with respect to such Class A Convertible Preferred Units, if any, through the date the conversion occurs, by $11.00 (the “Optional Conversion Price”). The Sponsor must elect to convert all, but not less than all, of the outstanding Class A Convertible Preferred Units.

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

Zeo Energy Corp.

Notes to the Condensed Consolidated Financial Statements

September 30, 2024

If, after the Class A Convertible Preferred Unit Original Issue Date, the Company (i) makes a distribution on its Class B Units in securities (including Class B Units), (ii) subdivides or splits its outstanding Class B Units into a greater number of Class B Units, (iii) combines or reclassifies its Class B Units into a smaller number of Class B Units or (iv) issues by reclassification of its Class B Units any securities (including any reclassification in connection with a merger, consolidation or business combination in which the Company is the surviving person), then the Conversion Price in effect at the time of the record date for such distribution or of the effective date of such subdivision, split, combination, or reclassification shall be proportionately adjusted so that the Conversion of the Class A Convertible Preferred Units after such time shall entitle the Sponsor to receive the aggregate number of Class B Units that such holder would have been entitled to receive if the Class A Convertible Preferred Units had been converted into Class B Units immediately prior to such record date or effective date, as the case may be. An adjustment made pursuant to the applicable section of the OpCo A&R LLC Agreement shall become effective immediately after the record date in the case of a distribution and shall become effective immediately after the effective date in the case of a subdivision, combination, reclassification (including any reclassification in connection with a merger, consolidation or business combination in which the Company is the surviving person) or split. Such adjustment shall be made successively whenever any event described above shall occur. The Company and the ESGEN OpCo, LLC, as the case may be, agree that it will act in good faith to make any adjustment(s) required by the applicable sections of the OpCo A&R LLC Agreement equitably and in such a manner as to afford the Sponsor the benefits of the provisions hereof, and will not intentionally take any action to deprive such holders of the express benefit hereof.

Redemption

The Class A Convertible Preferred Units are redeemable in whole but not in part, at the then-applicable rate of return (“ Required Return”), at the option of the Company (subject to the OpCo A&R LLC Agreement), at any time prior to the Maturity Date (a “Required Redemption”), or (ii) if required by the Company upon the Sponsor’s delivery to the Company of a notice in accordance with the Sponsor electing a Put Option Redemption.

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

Redeemable Noncontrolling Interests

As of September 30, 2024, the prior investors of Sunergy own 87.03% of the common units of the Company. The OpCo A&R LLC Agreement provides among other things, a holder of corresponding economic, non-voting Class B units of OpCo (the “Exchangeable OpCo Units”) has the right to cause OpCo to redeem one or more of such Exchangeable OpCo Units, together with the cancellation of an equal number of shares of such holder’s Zeo Class V Common Stock, for shares of Zeo Class A Common Stock on a one-for-one basis, or, at the election of Zeo (as manager of OpCo), cash, in each case, subject to certain restrictions set forth in the OpCo A&R LLC Agreement and the Charter. The OpCo A&R LLC Agreement also provides for mandatory OpCo Unit Redemptions in certain limited circumstances, including in connection with certain changes of control. Subject to certain conditions, the Class A Convertible OpCo Preferred Units are redeemable by Zeo and following the first anniversary of the Closing may be converted by the Sponsor into Exchangeable OpCo Units (and then would be immediately exchanged on a one-for-one basis, together with an equal number of accompanying shares of Zeo Class V Common Stock, for shares Zeo Class A Common Stock). The Convertible OpCo Preferred Units have accruing distributions of 10% per annum and the Sponsor as holder thereof has certain consent rights over the taking of certain actions of OpCo and its subsidiaries.

The financial results of OpCo, LLC are consolidated with the Company with the redeemable noncontrolling interests’ share of our net loss separately allocated.

Zeo Energy Corp.

Notes to the Condensed Consolidated Financial Statements

September 30, 2024

NOTE 11- STOCK-BASED COMPENSATION

2024 Omnibus Incentive Plan

On March 6, 2024, the shareholders of ESGEN approved the Zeo Energy Corp. 2024 Omnibus Incentive Equity Plan (the “Incentive Plan”), which became effective upon the Closing. 3,220,400 of the outstanding shares of Class A Common Stock of the Company (the “Plan Share Reserve”) shall be available for Awards under the Plan. Each Award granted under the Plan will reduce the Plan Share Reserve by the number of shares of Common Stock underlying the Award. Notwithstanding the foregoing, the Plan Share Reserve shall be automatically increased on the first day of the 2025 fiscal year through the 2029 fiscal year by a number of shares of Common Stock equal to the lesser of (i) the positive difference, if any, between 2% of the then-outstanding shares of Common Stock on the last day of the immediately preceding fiscal year, and (ii) a lower number of shares of Common Stock as may be determined by the Board.

The purpose of the Zeo Energy Corp. 2024 Omnibus Incentive Equity Plan is to provide a means through which the Company and the other members of the Company and its subsidiaries (the “Company Group”)  may attract and retain key personnel and to provide a means whereby directors, officers, employees, consultants and advisors of the Company and the other members of the Company Group can acquire and maintain an equity interest in the Company, or be paid incentive compensation measured by reference to the value of Common Stock, thereby strengthening their commitment to the welfare of the Company Group and aligning their interests with those of the Company’s stockholders.

On the Closing Date the Company entered into an Executive Employment Agreement with the Company’s CEO. In addition to the CEO’s annual salary and cash bonus, the CEO became eligible to receive certain grants of vested shares under the Incentive Plan as follows:

●	50,000 vested shares to be granted on the date that is 12 months after the Closing Date.

●	50,000 vested shares to be granted on the date that is 24 months after the Closing Date.; and

●	50,000 vested shares to be granted on the date that is 35 months after the after the Closing Date.

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

During the three and nine months ended September 30, 2024, $1,503,130 and $7,101,818, respectively, of equity compensation expense was recognized for these awards, as well as 375,000 and 120,707 awards issued to salespeople and vendors, respectively, at the close of the Business Combination based on the fair value of the stock on that date. As of September 30, 2024, an unrecognized compensation expense of $2,793,933 was determined and is expected to be recognized over the remaining 2.5 years.

NOTE 12 - WARRANT LIABILITIES

As part of ESGEN’s IPO, as defined in Note 10, ESGEN issued warrants to third-party investors where each whole warrant entitles the holder to purchase one share of the Company’s common stock at an exercise price of $11.50 per share (the “Public Warrants”). Simultaneously with the closing of the IPO, ESGEN completed the private sale of warrants where each warrant allows the holder to purchase one share of the Company’s Class A Common Stock at $11.50 per share. Upon the closing of the Business Combination the 14,040,000 Private Warrants were forfeited. As of September 30, 2024, there are 13,800,000 Public Warrants and no Private Placement warrants outstanding.

Zeo Energy Corp.

Notes to the Condensed Consolidated Financial Statements

September 30, 2024

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

The Public Warrants are recognized as derivative liabilities in accordance with ASC 815, Derivatives and Hedging (“ASC 815”). Accordingly, the Company recognized the warrant instruments as liabilities at fair value as of the Closing Date, with an offsetting entry to additional paid-in capital and adjusts the carrying value of the instruments to fair value through other income (expense) on the condensed consolidated statements of operations at each reporting period until they are exercised. As of September 30, 2024, the Public Warrants are presented as warrant liabilities on the accompanying condensed consolidated balance sheets.

NOTE 13 - RELATED PARTY TRANSACTIONS

There is one operating lease with a related party. Operating lease cost relating to this lease was $80 and $7,466 for each of the three months ended September 30, 2024, and 2023, respectively, and $15,009 and $22,395 for each of the nine months ended September 30, 2024 and 2023. As of September 30, 2024, and December 31, 2023, the related party operating lease ROU asset was $0 and $75,378, respectively, and the related party operating lease liability was $0 and $58,134, respectively.

In 2023, some of the Company’s customers financed their obligations with a related party, Solar Leasing, whose CEO is also the CEO of the Company. These arrangements are similar to those with the Company’s third-party lenders. As such, Solar Leasing deducts their financing fees and remits the net amount to the Company. For the three months ended September 30, 2024, and 2023, the Company recognized $2,328,704 and $0 of revenue, net of financing fees of $783,650 and $0, respectively, and $7,767,491 and $0 for the nine months ended September 30, 2024 and 2023, respectively, from these arrangements. As of September 30, 2024, and December 31, 2023, the Company had $432,898 and $396,488 of accounts receivable, $430,685 and $2,415,966 of accrued expenses and $0 and $1,160,848 of contract liabilities due to related parties relating to these arrangements, respectively.

As described in Note 3, Zeo Energy Corp. entered into the TRA with the TRA Holders. As of September 30, 2024, the Company has not recorded a liability related to the tax savings it may realize from utilization of such deferred tax assets. As of September 30,2024, the total unrecorded TRA liability is approximately $48.8 million. If utilization of the deferred tax assets subject to the TRA becomes more likely than not in the future, the Company will record a liability related to the TRA which will be recognized as expense within its consolidated statements of operations.

NOTE 14 – FAIR VALUE MEASUREMENTS

Items Measured at Fair Value on a Recurring Basis:

The Company accounts for certain liabilities at fair value on a recurring basis and classifies these liabilities within the fair value hierarchy (Level 1, Level 2, or Level 3).

Liabilities subject to fair value measurements are as follows:

	September 30, 2024
	Level 1	Level 2	Level 3	Total
Liabilities:
Warrant liabilities	$690,000	$-	$-	$690,000

Zeo Energy Corp.

Notes to the Condensed Consolidated Financial Statements

September 30, 2024

The Company’s Public Warrants are traded on the Nasdaq. As such, the Warrant valuation is based on unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access. The fair value of the Warrant liabilities is classified within Level 1 of the fair value hierarchy. There were no warrant liabilities as of December 31, 2023.

NOTE 15 – NET LOSS PER SHARE

Basic net loss per share of Class A common stock is computed by dividing net loss attributable to Class A common stockholders from March 13, 2024, or the Closing Date, to September 30, 2024, by the weighted-average number of shares of Class A common stock outstanding for the same periods.

Diluted net loss per share is the same as basic net loss per share as the inclusion of potentially issuable shares that would be anti-dilutive.

Prior to the Business Combination, the membership structure of Sunergy Renewables, LLC included membership units. In conjunction with the closing of the Business Combination, the Company effectuated a recapitalization whereby all membership units were converted to common units of OpCo and the Company implemented a revised class structure including Class A Common Stock having one vote per share and economic rights, and Class V Common Stock having one vote per share and no economic rights. Shares of the Company’s Class V Common Stock do not participate in the earnings or losses of the Company and are therefore not participating securities. The Company has determined that the calculation of loss per unit for periods prior to the Business Combination would not be meaningful to the users of these consolidated financial statements. Therefore, net loss per share information has not been presented for periods prior to the Business Combination on March 13, 2024. The basic and diluted net income per share for the nine months ended September 30, 2024 represents only the period of March 13, 2024 to September 30 2024.

The following table presents the computation of the basic and diluted income per share of Class A Common Stock for the period of March 13, 2024 (the Closing Date) to September 30, 2024:

	Three months ended	Nine months ended
	September 30, 2024	September 30, 2024
Numerator
Net income attributable to Class A common shareholders	$(424,262)	$(2,233,543)
Denominator
Basic and diluted weighted-average shares of Class A common stock outstanding	5,053,942	3,696,721

Net income per share of Class A common stock - basic and diluted	$(0.08)	$(0.60)

The following table presents potentially dilutive securities, as of the end of the period, excluded from the computation of diluted net earnings per share of Class A Common Stock.

	Three months ended	Nine months ended
	September 30, 2024	September 30, 2024
Warrants(1)	13,800,000	13,800,000
Series A Preferred Stock (2)	1,500,000	1,500,000

(1)	Represents number of instruments outstanding at the end of the period that were evaluated under the treasury stock method for potentially dilutive effects and were determined to be anti-dilutive.
(2)	Represents number of Preferred Units outstanding at the end of the period that were excluded using the if-converted method.

Zeo Energy Corp.

Notes to the Condensed Consolidated Financial Statements

September 30, 2024

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

The manufacturers’ warranties on the solar energy system components, which are typically passed through to the customers, typically have product warranty periods of 10 to 20 years and a limited performance warranty period of 25 years. As of September 30, 2024, and 2023, the Company did not record a warranty reserve as the historical costs incurred that the Company is required to pay have not been significant or indicative of the Company performing warranty work in the future. The Company, at its discretion, may provide certain reimbursements to customers if certain solar equipment is not operating as intended during future periods.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (as restated)

References to the “Company,” “our,” “us” or “we” refer to Zeo Energy Corp. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto contained elsewhere in this Quarterly Report on Form 10-Q (this “Quarterly Report”). Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

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

We have focused to date on a simple, capital light business strategy utilizing, as of September 30, 2024, approximately 180 sales agents and approximately 22 independent sales dealers to produce a growing sales pipeline. We engineer and design projects and process building permit applications on behalf of our customers to timely install their systems and assist their connections to the local utility power grid. Most of the equipment we install is drop-shipped to the installation site by our regional distributors, requiring minimal inventory to be held by the Company during any given period. We depend on our distributors to timely handle logistics and related requirements in moving equipment to the installation sites. In addition to our main offering of residential solar energy systems, we sell and install products such as roofing, insulation, energy efficient appliances and battery storage systems for the residential market.

We believe that continued government policy support of solar energy and increasing conventional utility costs provide the solar energy market with material headwinds for accelerating adoption in the United States, which currently lags other international markets, including Australia and Europe. We offer our products and services throughout Florida, Ohio, Texas, Arkansas, Missouri, and Illinois and plan to enter new markets selectively where favorable net metering policies exist and solar penetration is below 7% of the addressable residential market. Most of our sales were generated in Florida through September 30, 2024, and 2023 with the remainder for each period generated in Ohio, Texas, Arkansas, Missouri, and Illinois. We have focused on improving our operational efficiency to meet the growing demand for our services and have increased our installation capacity by investing in new equipment and technology. We have also expanded our workforce by hiring more skilled technicians and training them extensively to ensure that they meet our high standards for quality and safety.

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

Recent Developments

On October 25, 2024, the Company closed an Asset Purchase Agreement (the “Asset Purchase Agreement”) with Lumio Holdings, Inc., a Delaware corporation (“Lumio”), and Lumio HX, Inc., a Delaware corporation (together with Lumio, the “Sellers”), pursuant to which, subject to the terms and conditions set forth in the Asset Purchase Agreement, the Company agreed to acquire certain assets of the Sellers on an as-is, where-is basis, including uninstalled residential solar energy contracts, certain inventory, intellectual property and intellectual property rights, equipment, records, goodwill and other intangible assets (collectively, the “Assets”), free and clear of any liens other than certain specified liabilities of the Sellers that are being assumed (collectively, the “Liabilities” and such acquisition of the Assets and assumption of the Liabilities together, the “Transaction”) for a total purchase price of (i) $4 million in cash and (ii) 6,206,897 shares of the Company’s Class A Common Stock, par value $0.0001, to be paid to LHX Intermediate, LLC, a Delaware limited liability company (“LHX”). The Asset Purchase Agreement contains customary representations, warranties and covenants of the parties for a transaction involving the acquisition of assets from a debtor in bankruptcy, including the condition that the bankruptcy court enter an order authorizing and approving the Transaction.

Business Combination

On the Closing Date, we consummated the Business Combination. Prior to the Closing, (i) except as otherwise specified in the Business Combination Agreement, each issued and outstanding ESGEN Class B ordinary share was converted into one ESGEN Class A ordinary; and (ii) ESGEN was domesticated into the State of Delaware so as to become a Delaware corporation. In connection with the Closing, we changed our name from “ESGEN Acquisition Corporation” to “Zeo Energy Corp.”

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

The following table sets forth these metrics for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except percentages)	2024	2023	2024	2023
Revenue, net	$19,658	$37,894	$54,596	$86,705
Gross Profit	9,587	17,368	23,177	37,134
Gross Margin	48.8%	45.8%	42.5%	42.8%
Contribution profit	$4,477	$8,613	$9,715	$17,365
Contribution margin	22.8%	22.7%	17.8%	20.0%
(Loss) income from operations	$(2,983)	$4,001	$(9,694)	$6,498
Net (loss) income	$(2,872)	$4,000	$(8,737)	$6,442
Adjusted EBITDA	$(980)	$4,523	$(1,179)	$7,929
Adjusted EBITDA margin	(5.0)%	11.9%	(2.2)%	9.1%

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

Expansion of New Products and Services. In 2024 we sold over $2.5 million in roofing replacements to facilitate our solar installations and to repair rooftops on homes in Florida damaged by severe weather. We plan to expand our roofing business in all markets we enter in the future. Roofing facilitates a faster processing time for our solar installations in cases where the customer is in need of a roof replacement prior to installing a solar system. In addition, to provide more financing options for our prospective residential solar energy customers, in 2023, we launched a program that allows customers to choose a leasing option to finance their systems from a third party. We expect selling systems utilizing third party leases under this and other similar programs to be a growing portion of our customer finance offerings in the future.

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

Managing our Supply Chain. We rely on contract manufacturers and suppliers to produce our components. Our suppliers are generally meeting our materials needs and we are realizing a decrease in pricing for our solar components compared to the prior year. Our ability to grow depends, in part, on the ability of our contract manufacturers and suppliers to provide high quality services and deliver components and finished products on time and at reasonable costs. In the event we are unable to mitigate the impact of delays and/or price increases in raw materials, electronic components and freight, it could delay the manufacturing and installation of our systems, which would adversely impact our cash flows and results of operations, including revenue and contribution margin.

Components of Condensed Consolidated Statements of Operations

Revenue, net

Our primary source of revenue is the sale of our residential solar systems. Our systems are fully functional at the time of installation and require an inspection prior to interconnection to the utility power grid. We sell our systems primarily direct to end user customers for use in their residences. Upon installation inspection, we satisfy our performance obligation and recognize revenue. Many of the Company’s customers finance their obligations with third parties. In these situations, the finance company deducts their financing fees and remits the net amount to the Company. Revenue is recorded net of these financing fees (and/or dealer fees). The volume of sales and installations of rooftop solar systems, our primary product, increase from April to September when a majority of our sales teams are most active in our areas of service. In addition to sales of solar systems, “adders” or accessories to a sale may include roofing, energy efficient appliances, upgraded insulation and/or energy storage systems. All adders consisted of less than 10% of the total revenue, net in each of the three and nine months ended September 30, 2024, and 2023.

Our revenue is affected by changes in the volume and average selling prices of our solutions and related accessories, supply and demand, sales incentives and fluctuating interest rates that increase or decrease the monthly payments for customers purchasing systems through third party financing. Approximately 5% of our sales were paid in cash by the customer in each of the three and nine months ended September 30, 2024, and 2023. Our revenue growth is dependent on our ability to compete effectively in the marketplace by remaining cost competitive, developing and introducing new sales teams within existing and new territories, scaling our installation teams to keep up with demand and maintaining a strong internal operations team to process orders while working with building departments and utilities to permit and interconnect our customers to the utility grid.

Cost of Goods Sold

Cost of goods sold consists primarily of product costs (including solar panels, inverters, metal racking, connectors, shingles, wiring, warranty costs and logistics costs), installation labor and permitting costs.

During 2024, costs of goods sold decreased in association with a reduction in revenues. Revenues declined because of the effect of higher interest rates on the consumer financing rates. The increased cost of consumer lending has reduced the advantage provided by financed solar power relative to standard utility costs, which has negatively affected the demand for our products.

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

Depreciation and amortization consist primarily of depreciation of our vehicles, furniture and fixtures, internally developed software and amortization of our acquired intangibles.

Other income (expenses), net

Other income (expenses), net primarily consists of change in fair value of warrant liabilities and interest expense and fees under our equipment and vehicle term loans. It also includes interest income on our cash balances, and accrued interest on tariffs previously paid and approved for a refund.

Results of Operations

Three Months Ended September 30, 2024, Compared to Three Months Ended September 30, 2023

The following table sets forth a summary of our consolidated statements of operations for the periods presented:

	Three Months ended September 30,		Change
	2024	2023	$	%
Revenue, net	$19,657,905	$37,894,166	$(18,236,261)	(48.1)%
Costs and expenses:
Cost of goods sold (exclusive of depreciation and amortization)	9,787,350	20,473,087	(10,685,737)	(52.2)%
Depreciation and amortization	499,876	521,289	(21,413)	(4.1)%
Sales and marketing	5,202,525	8,595,645	(3,393,120)	(39.5)%
General and administrative	7,151,005	4,302,853	2,848,152	66.2%
Total operating expenses	22,640,756	33,892,874	(11,252,118)	(33.2)%
(Loss) income from operations	(2,982,851)	4,001,292	(6,984,143)	(174.5)%
Other income (expense), net:
Other income, net	137,508	9,151	128,357	1,402.7%
Change in fair value of warrant liabilities	138,000	-	138,000	100%
Interest expense	(209,227)	(10,396)	(198,831)	1,912.6%
Total other income (expense), net	66,281	(1,245)	67,526	(5,423.8)%
Net (loss) income before taxes	$(2,916,570)	$4,000,047	$(6,916,617)	(172.9)%

Revenue, net

Revenue, net decreased by approximately $18.2 million. Several factors affected the reduction in sales. The primary reason is due to the effect of higher interest rates on the consumer financing rates. This increased cost of consumer lending has reduced the advantage provided by financed solar power relative to standard utility costs, which has negatively affected the demand for our products. The second factor affecting revenue is an increase in sales volume from our internal sales teams and decreases in sales volume from sales by our dealer network, which sales mix improves our profitability.

Cost of Goods Sold

Cost of goods sold decreased by $10.7 million. The decrease was a result of the decrease in revenue as noted above offset by an increase in the cost of labor and materials during the three months ended September 30, 2024 as compared to 2023. As a percentage of revenue, cost of goods sold improved from 55.0% for the three months ended September 30, 2023 to 51.2% for the three months ended September 30, 2024. This improvement was driven by a decrease in the cost of materials and efficiencies in labor.

Depreciation and amortization

Depreciation and amortization decreased by a nominal amount, from $521,289 for the three months ended September 30, 2023 to $499,875 for the three months ended September 30, 2024. The decrease was due to a decrease in the amortization of intangible assets which became fully amortized.

General and Administrative expenses

General and administrative expenses increased by $2.8 million from $4.3 million for the three months ended September 30, 2023 to $7.2 million for the three months ended September 30, 2024. The increase was primarily due to stock compensation recognized in 2024. There was no stock compensation expense in 2023.

Sales and Marketing

Sales and marketing expenses decreased by $3.4 million. The decrease was a result of a reduction in cost to support fewer sales people and less revenue.

Other income (expense), net

Other income (expense), net increased from expense of $1,245 for the three months ended September 30, 2023 to income of $66,281 for the three months ended September 30, 2024. The increase was due to a gain on fair value of warrant liabilities.

Nine Months Ended September 30, 2024, Compared to Nine Months Ended September 30, 2023

The following table sets forth a summary of our consolidated statements of operations for the periods presented:

	Nine Months ended September 30,		Change
	2024	2023	$	%
Revenue, net	$54,596,333	$86,705,020	$(32,108,687)	(37.0)%
Costs and expenses:
Cost of goods sold (exclusive of depreciation and amortization)	30,805,155	49,245,721	(18,440,566)	(37.4)%
Depreciation and amortization	1,413,074	1,431,482	(18,408)	(1.3)%
Sales and marketing	16,178,375	19,813,979	(3,635,604)	(18.3)%
General and administrative	15,893,998	9,716,058	6,177,940	63.6%
Total operating expenses	64,290,602	80,207,240	(15,916,638)	(19.8)%
(Loss) income from operations	(9,694,269)	6,497,780	(16,192,049)	(249.2)%
Other income (expense), net:
Other expense, net	188,329	6,982	181,347	2,597.4%
Change in fair value of warrant liabilities	828,000	-	828,000	100%
Interest expense	(294,257)	(55,519)	(231,337)	367.7%
Total other income (expenses), net	722,072	(55,938)	778,010	(1,390.8)%
Net (loss) income before taxes	$(8,972,197)	$6,441,842	$(15,414,039)	(239.3)%

Revenue, net

Revenue, net decreased by approximately $32.1 million. Several factors affected the reduction in sales. The primary reason is due to the effect of higher interest rates on the consumer financing rates. This increased cost of consumer lending has reduced the advantage provided by financed solar power relative to standard utility costs, which has negatively affected the demand for our products. The second factor affecting revenue is an increase in sales volume from our internal sales teams and decreases in sales volume from sales by our dealer network, which sales mix improves our profitability.

Cost of Goods Sold

Cost of goods sold decreased by $18.4 million. The decrease was a result of the decrease in revenue. As a percentage of revenue, the cost of goods sold was 57.2% for the nine months ended September 30, 2024, which was consistent with the nine months ended September 30, 2023.

Depreciation and amortization

Depreciation and amortization decreased by a nominal amount, from $1,431,482 for the nine months ended September 30, 2023, to $1,413,074 for the nine months ended September 30, 2024. The decrease was due to a decrease in the amortization of intangible assets which became fully depreciated.

General and Administrative expenses

General and administrative expenses increased by $6.2 million from $9.7 million for the nine months ended September 30, 2023 to $15.9 million for the nine months ended September 30, 2024. The increase was primarily due to stock compensation and an increase in headcount, infrastructure-related expenses to support increased revenues and expenses related to the Business Combination.

Sales and Marketing

Sales and marketing expenses decreased by $3.6 million, from $19.8 million for the nine months ended September 30, 2023 to $16.2 million for the nine months ended September 30, 2024. The decrease was a result of a reduction in cost to support fewer sales people and less revenue.

Other income (expense), net

Other income (expense), net increased from $55,938 of other expense to $722,072 of other income primarily due to a gain on fair value of warrant liabilities of $828,000.

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

As of September 30, 2024 and December 31, 2023, our cash and cash equivalents balance were approximately $4.3 million and $8.0 million, respectively. The Company maintains its cash in checking and savings accounts.

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

Cash Flows

The following table summarizes our cash flows for the periods presented:

	For the nine months ended September 30,
	2024	2023	Change
Net cash (used in) provided by operating activities	$(12,189,535)	$5,766,348	$(17,855,883)
Net cash (used in) investing activities	(285,067)	(161,768)	(123,299)
Net cash provided by (used in) financing activities	8,782,358	(3,426,866)	12,209,224

Cash flows from operating activities

Net cash used in operating activities was approximately $12.2 million during the nine months ended September 30, 2024 compared to a net cash provided by operating activities of approximately $5.8 million during nine months ended September 30, 2023. The decrease was primarily due to a decrease in net income due to the decrease in revenue and the closing of the Business Combination.

Cash flows from investing activities

Net cash used in investing activities was approximately $0.3 million for the nine months ended September 30, 2024, relating to purchases of property and equipment. Net cash used in investing activities for the nine months ended September 30, 2023 was approximately $0.2 million, relating to purchases of vehicles.

Cash flows used in financing activities

Net cash provided by financing activities was approximately $8.8 million for the nine months ended September 30, 2024, primarily relating to the net proceeds from the issuance of convertible preferred stock. Net cash used in financing activities for the nine months ended September 30, 2023 was approximately $3.5 million, primarily relating to distributions to members.

Current Indebtedness

The Company has utilized internally generated positive cashflow to grow the business. Other than approximately $2.5 million in trade-credit with solar equipment distributors, Sunergy has only approximately $0.9 million of debt on service trucks and vehicles valued at approximately $1.3 million, net of depreciation.

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

The following table provides a reconciliation of gross profit to contribution profit for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Total revenue	$19,657,905	$37,894,166	$54,596,333	$86,705,020
Less: Cost of goods sold (exclusive of depreciation and amortization shown below)	9,787,350	20,473,087	30,805,155	49,245,721
Less: Depreciation and amortization related to Cost of goods sold	283,326	52,937	614,272	325,395
Gross Profit	$9,587,229	$17,368,142	$23,176,906	$37,133,904
Adjustment:
Depreciation and amortization	216,550	468,352	798,802	1,106,087
Commissions expense	4,893,360	8,287,088	12,663,350	18,663,073
Contribution Profit	4,477,319	8,612,702	9,714,754	17,364,744
Gross Margin	48.8%	45.8%	42.5%	42.8%
Contribution margin	22.8%	22.7%	17.8%	20.0%

Adjusted EBITDA

We define Adjusted EBITDA, a non-GAAP financial measure, as net income (loss) before interest and other income (expenses), net, income tax expense, depreciation and amortization, as adjusted to exclude merger and acquisition expenses (“M&A expenses”). We utilize Adjusted EBITDA as an internal performance measure in the management of our operations because we believe the exclusion of these non-cash and non-recurring charges allow for a more relevant comparison of our results of operations to other companies in our industry. Adjusted EBITDA should not be viewed as a substitute for net (loss) income calculated in accordance with GAAP, and other companies may define Adjusted EBITDA differently. Adjusted EBITDA margin reflects our Adjusted EBITDA as a percentage of revenues. The following table provides a reconciliation of net (loss) income to Adjusted EBITDA for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net (loss) income	$(2,872,424)	$4,000,047	$(8,736,845)	$6,441,842
Adjustment:
Other income, net	(137,508)	(9,151)	(188,329)	(6,982)
Change in fair value of warrant liabilities	(138,000)	-	(828,000)	-
Interest expense	209,227	10,396	294,257	62,920
Income tax benefit	(19,136)	-	(235,352)	-
Stock compensation	1,503,130	-	7,101,818	-
Depreciation and amortization	499,876	521,289	1,413,074	1,431,482

Adjusted EBITDA	(979,845)	4,522,581	(1,179,377)	7,929,262

Net (loss) income margin	(14.6)%	10.6%	(16.0)%	7.4%

Adjusted EBITDA margin	(5.0)%	11.9%	(2.2)%	9.1%

Critical Accounting Estimates

The preparation of financial statements in conformity with GAAP requires us to establish accounting policies and make estimates and assumptions that affect our reported amounts of assets and liabilities at the date of the condensed consolidated financial statements. These financial statements include some estimates and assumptions that are based on informed judgments and estimates of management. We evaluate our policies and estimates on an on-going basis and discuss the development, selection and disclosure of critical accounting policies with those charged with governance. Predicting future events is inherently an imprecise activity and as such requires the use of judgment. Our condensed consolidated financial statements may differ based upon different estimates and assumptions.

We discuss our significant accounting policies in Note 3, Summary of Significant Accounting Policies, to our condensed consolidated financial statements. Our significant accounting policies are subject to judgments and uncertainties that affect the application of such policies. We believe these financial statements include the most likely outcomes with regard to amounts that are based on our judgment and estimates. Our financial position and results of operations may be materially different when reported under different conditions or when using different assumptions in the application of such policies. In the event estimates or assumptions prove to be different from the actual amounts, adjustments are made in subsequent periods to reflect more current information. We believe the following accounting policies are critical to the preparation of our consolidated financial statements due to the estimation process and business judgment involved in their application:

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

Goodwill is not amortized but is tested for impairment annually, or more frequently if an event occurs or circumstances change that would more likely than not result in an impairment of goodwill. First, the Company assesses qualitative factors to determine whether or not it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the Company concludes that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the Company conducts a quantitative goodwill impairment test comparing the fair value of the applicable reporting unit with its carrying value. If the carrying amount of the reporting unit exceeds the fair value of the reporting unit, the Company recognizes an impairment loss in the condensed consolidated statements of operations for the amount by which the carrying amount exceeds the fair value of the reporting unit. The Company performs its annual goodwill impairment test at December 31 of each year. There was no goodwill impairment recorded for the three and nine months ended September 30, 2024, and 2023.

Intangible assets subject to amortization

Intangible assets include tradename, customer lists and non-compete agreements. Amounts are subject to amortization on a straight-line basis over the estimated period of benefit and are subject to annual impairment consideration. Costs incurred to renew or extend the term of a recognized intangible asset, such as the acquired tradename, are capitalized as part of the intangible asset and amortized over its revised estimated useful life.

Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of the intangible assets may not be recoverable. Conditions that would necessitate an impairment assessment include a significant decline in the observable market value of an asset, a significant change in the extent or manner in which an asset is used, or any other significant adverse change that would indicate that the carrying amount of an asset or group of assets may not be recoverable. The Company evaluates the recoverability of intangible assets by comparing their carrying amounts to future net undiscounted cash flows expected to be generated by the intangible assets. If such intangible assets are considered to be impaired, the impairment recognized is measured as the amount by which the carrying amount of the intangible assets exceeds the fair value of the assets. The Company determines fair value based on discounted cash flows using a discount rate commensurate with the risk inherent in the Company’s current business model for the specific intangible asset being valued. No impairment charges were recorded for the three and nine months ended September 30, 2024, and 2023.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer (the “Certifying Officers”) carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2024. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of September 30, 2024 due to a material weaknesses in our internal controls over financial reporting (“ICFR”). As previously disclosed, a material weakness exists in the Company’s internal control over financial reporting related to ineffective controls over period end financial disclosure and reporting processes, including not timely performing certain reconciliations and the completeness and accuracy of those reconciliations, and lack of effectiveness of controls over accurate accounting and financial reporting and reviewing the underlying financial statement elements, and recording incorrect journal entries that also did not have the sufficient review and approval.

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

While preparing the second quarter 2024 financial statements we identified internal control failures over our review of accounts payable, accrued liabilities, stock compensation, and revenue cutoff that resulted in material errors being reported in (i) our previously issued financial statements for the fiscal year ended December 31, 2023 and 2022 included in the Company’s Form 8-K as filed with the Securities and Exchange Commission (the “SEC”) on March 20, 2024 and as amended on March 25, 2024 (the “Form 8-K”); (ii) the Company’s unaudited interim financial statements for the three months ended March 31, 2024, included in the Quarterly Report on Form 10-Q as filed with the SEC on May 16, 2024; and (iii) the financial statements noted in items (i) and (ii) above included in the Company’s Registration Statement on Form S-1, which was declared effective by the SEC on May 31, 2024. The Company has corrected these errors in an amendment to (i) the Form 8-K, filed on August 19, 2024, and (ii) an amendment to its Current Report on Form 10-Q for the quarterly period ended March 31, 2024 filed on August 19, 2024.

While preparing the third quarter 2024 financial statements we identified internal control failures over our review of revenue and related cost of goods sold cutoff, expense classification, prepaid expenses, operating lease cash flow classification and accounting for finance lease arrangements that resulted in material errors being reported in (i) our previously issued financial statements for the fiscal years ended December 31, 2023 and 2022 included in the Company’s Form 8-K as filed with the Securities and Exchange Commission (the “SEC”) on March 20, 2024 and as amended on March 25, and August 19, 2024 (the “8-K”), (ii) the Company’s unaudited condensed consolidated interim financial statements for the three months ended March 31, 2024 included in the Quarterly Report on Form 10-Q/A as filed with the SEC on August 19, 2024 (the “Q1 10-Q”), (iii) the Company’s unaudited condensed consolidated interim financial statements for the three and six months ended June 30, 2024 included in the Quarterly Report on Form 10-Q as filed with the SEC on August 19, 2024 (the “Q2 10-Q”, and together with the Q1 10-Q, the “10-Qs”) and (iv) the financial statements noted in items (i) through (iii) above included in the Company’s Registration Statement on Form S-1, as amended (the “S-1”), which was declared effective by the SEC on October 1, 2024. The Company has corrected these errors in an amendment to (i) the Form 8-K, filed on January 23, 2025, (ii) an amendment to its Current Report on Form 10-Q for the quarterly period ended March 31, 2024, filed on January 23, 2025 and (iii) an amendment to its Current Report on Form 10-Q for the quarterly period ended June 30, 2024, filed on January 23, 2025.

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

Management has considered and reviewed the errors which occurred in revenue and cost of goods sold cutoff, accounts payable, accrued liabilities, stock compensation, expense classification, prepaid expenses, operating lease cash flow classification and accounting for finance lease arrangements. Management has determined that controls are not designed effectively in these areas. To mitigate future misstatements in these areas management will implement the following procedures at the end of each reporting period:

1.	Accounts Payable - Review the accounts payable with the executive team to inquire about any invoices not sent to accounts payable.

2.	Accrued Liabilities - Review the accrued liabilities detail with the executive team to determine if there are any expenses/liabilities for which the company should accrue an expense which has not yet been recognized.

3.	Stock Compensation - Review with the CEO and Legal Counsel the list of stock grants which have been made and ask if there have been any other grants made (paper issued to employees or vendors) which should be included in the analysis.

4.	Classification of expenses - Review the expense classification with the executive team to determine all expenses are properly classified.

5.	Classification of financing agreements - Review the financing agreements with the executive team to determine proper classification of the agreements as debt or finance lease.

6.	Prepaid expenses – Review prepaid expenses with the executive team to determine if all prepaid expenses have been properly recorded for future services to be rendered and subsequently amortized.

7.	Revenue and cost of goods sold cut off – Review revenue and related cost of goods sold with executive team to determine if revenue and related cost of goods sold is properly recognized.

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

Changes in Internal Control Over Financial Reporting

Other than the above, there was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarterly period ending September 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Subsequent to June 30, 2024, the Company began working on their remediation plan as described above.

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

ZEO Energy Corp.

Date: January 23, 2025		/s/ Timothy Bridgewater
	Name:	Timothy Bridgewater
	Title:	Chief Executive Officer

Date: January 23, 2025		/s/ Cannon Holbrook
	Name:	Cannon Holbrook
	Title:	Chief Financial Officer