Form 10-K
period 2024-12-31
Zeo Energy Corp.
filed 2025-05-28
CIK 1865506

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

As of June 28, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the Class A common stock outstanding, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing sales price for the Class A common stock on June 28, 2024, as reported on Nasdaq, was approximately $7,350,910 (based on the closing sales price of the Class A common stock on June 28, 2024 of $2.15).

As of May 19, 2025, 22,824,845 shares of Class A Common Stock, par value $0.0001, were issued and outstanding and 26,480,000 shares of Class V Common Stock, par value $0.0001, were issued and outstanding.

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

Unless otherwise stated in this Annual Report on Form 10-K (this “Report”), or the context otherwise requires, references to:

●	“Board” refers to the board of directors of the Company;

●	“ESGEN” refers to ESGEN Acquisition Corporation prior to the Closing;

●	“Sunergy” refers to Sunergy Renewables, LLC; and

●	“we,” “us,” “our,” “Zeo,” and the “Company” refer to Zeo Energy Corp., a Delaware corporation, and its consolidated subsidiaries, including Sunergy (as defined above), following the Closing.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Report contains, and our officers and representatives may from time to time make, “forward-looking statements” within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by words such as “anticipate,” “intend,” “plan,” “goal,” “seek,” “believe,” “project,” “estimate,” “expect,” “strategy,” “future,” “likely,” “may,” “should,” “will” and similar references to future periods. Examples of forward-looking statements include, among others, statements we make regarding:

●	the failure to realize the anticipated benefits of the Business Combination, which may be affected by, among other things, competition, the ability of Zeo to grow and manage growth profitably, maintain relationships with customers and suppliers and retain key employees;

●	Zeo’s success in retaining or recruiting its principal officers, key employees or directors;

●	intense competition and competitive pressures from electric utilities and other companies in the industry in which Zeo operates;

●	factors relating to the business, operations and financial performance of Zeo, including market conditions and global and economic factors beyond Zeo’s control;

●	changes in general economic conditions, including unemployment, inflation (including the impact of tariffs) or deflation, U.S. and other countries’ tariffs or other trade restrictions, financial institution disruptions and geopolitical conflicts such as the conflict between Russia and Ukraine and the conflict in the Gaza Strip;

●	the reduction or elimination of government economic incentives to the renewable energy market;

●	the ability of Zeo to issue equity or equity-linked securities or obtain debt financing;

●	the demand for renewable energy not being sustained or growing in size;

●	impacts of climate change, changing weather patterns and conditions and natural disasters;

●	increases in costs of solar energy system components and raw materials;

●	loss of a supplier or other supply chain disruptions;

●	problems with the quality or performance of the solar energy systems that Zeo sells;

●	the effect of legal, tax and regulatory changes; and

●	each of the other factors detailed under the section entitled “Risk Factors.”

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

FREQUENTLY USED TERMS AND BASIS OF PRESENTATION

As used in this Report, unless otherwise noted or the context otherwise requires, references to:

●	“2024 Plan” refers to the 2024 Omnibus Incentive Equity Plan of Zeo.

●	“A&R Registration Rights Agreement” refers to the Amended and Restated Registration Rights Agreement entered into at Closing, by Zeo, the Sponsor, Piper, the holders of ESGEN Class B ordinary shares and the Sellers pursuant to which, among other things, the Sponsor, Piper, the holders of ESGEN Class B ordinary shares and the Sellers were granted certain registration rights with respect to their respective shares of Common Stock, in each case, on the terms and subject to the conditions set forth therein.

●	“affiliate” refers to, with respect to any Person, any other Person who directly or indirectly, through one or more intermediaries, controls, is controlled by, or is under common control with, such Person. The term “control” means the possession, directly or indirectly, of the power to direct or cause the direction of the management and policies of a Person, whether through the ownership of voting securities, by contract or otherwise, and the terms “controlled” and “controlling” have meanings correlative thereto.

●	“Amendment to the Letter Agreement” refers to the agreement entered into by the Sponsor, the independent directors of ESGEN and the Westwood Client Accounts, dated April 19, 2023, which was subsequently amended and restated on January 24, 2024 (as amended from time to time).

●	“Board” refers to the board of directors of Zeo.

●	“Business Combination” refers to the transactions contemplated by the Business Combination Agreement.

●	“Business Combination Agreement” refers to the Business Combination Agreement dated as of April 19, 2023, as amended by the First Amendment thereto, dated as of January 24, 2024, by and among ESGEN, Sunergy, OpCo, the Sellers, the Sponsor, for the limited purposes set forth therein, and Timothy Bridgewater, an individual, in his capacity as the Sellers Representative.

●	“Bylaws” refers to the new bylaws of Zeo adopted in connection with the Business Combination.

●	“Charter” refers to the certificate of incorporation of Zeo adopted in connection with the Business Combination.

●	“Class A Common Stock” refers to shares of Class A common stock, par value $0.0001 per share, of Zeo.

●	“Class V Common Stock” refers to shares of Class V common stock, par value $0.0001 per share, of Zeo.

●	“Closing” refers to the closing of the Business Combination.

●	“Closing Date” refers to the date on which the Business Combination closed, March 13, 2024.

●	“Common Stock” refers to the collective shares of Class A Common Stock and Class V Common Stock.

●	“Convertible OpCo Preferred Unit Conversion“ refers to a Convertible OpCo Preferred Unit Optional Conversion, Convertible OpCo Preferred Unit Maturity Date Conversion, and Convertible OpCo Preferred Unit Transaction Event Conversion, collectively.

●	“Convertible OpCo Preferred Unit Dividend Payment Date” refers to the last day of March, June, September and December of each calendar year during which the Convertible OpCo Preferred Units are outstanding.

●	“Convertible OpCo Preferred Unit Maturity Date” means the date that is three (3) years following the Closing Date.

●	“Convertible OpCo Preferred Unit Maturity Date Conversion” refers to the conversion of all, but not less than all, Convertible OpCo Preferred Units into an amount of Exchangeable OpCo Units as is determined by dividing the Convertible OpCo Preferred Unit Original Issue Price plus the aggregate accumulated and unpaid Convertible OpCo Preferred Unit Accruing Dividends with respect to such Convertible OpCo Preferred Units, if any, through the date the conversion occurs, by a weighted average of the daily market price of the Class A Common Stock during the five (5) trading days prior to the date thereof, upon the Convertible OpCo Preferred Unit Maturity Date, subject to certain restrictions set forth in the OpCo A&R LLC Agreement, followed by an immediate exchange of such Exchangeable OpCo Units (together with an equal number of shares of Class V Common Stock) into an equal number of shares of Class A Common Stock.

●	“Convertible OpCo Preferred Unit Optional Conversion” refers to the conversion of all, but not less than all, Convertible OpCo Preferred Units, into an amount of Exchangeable OpCo Units as is determined by dividing the Convertible OpCo Preferred Unit Original Issue Price plus the aggregate accumulated and unpaid Convertible OpCo Preferred Unit Accruing Dividends with respect to such Convertible OpCo Preferred Units, if any, through the date the conversion occurs, by $11.00, at the option of Sponsor, subject to certain restrictions set forth in the OpCo A&R LLC Agreement, followed by an immediate exchange of such Exchangeable OpCo Units (together with an equal number of shares of Class V Common Stock) into an equal number of shares of Class A Common Stock.

●	“Convertible OpCo Preferred Unit Redemption” refers to a Convertible OpCo Preferred Unit Required Redemption and Convertible OpCo Preferred Unit Put Option Redemption, collectively.

●	“Convertible OpCo Preferred Unit Transaction Event Conversion” refers to, in the event of certain change of control transactions or qualified financings, the conversion of all, but not less than all, Convertible OpCo Preferred Units, into an amount of Exchangeable OpCo Units as is determined by dividing the Convertible OpCo Preferred Unit Original Issue Price plus the aggregate accumulated and unpaid Convertible OpCo Preferred Unit Accruing Dividends with respect to such Convertible OpCo Preferred Units, if any, through the date the conversion occurs, by $11.00, at the option of Sponsor, subject to certain restrictions set forth in the OpCo A&R LLC Agreement, followed by an immediate exchange of such Exchangeable OpCo Units (together with an equal number of shares of Class V Common Stock) into an equal number of shares of Class A Common Stock.

●	“Convertible OpCo Preferred Unit Original Issue Price” refers to $10.00.

●	“Convertible OpCo Preferred Units” refers to the Class A OpCo convertible preferred units issued to the Sponsor pursuant to the Sponsor Subscription Agreement.

●	“CST” refers to Continental Stock Transfer & Trust Company.

●	“DGCL” refers to the Delaware General Corporation Law.

●	“Domestication” refers to the continuation of ESGEN by way of domestication of ESGEN into a Delaware corporation, with the ESGEN ordinary shares becoming shares of common stock of the Delaware corporation under the applicable provisions of the Cayman Islands Companies Act (As Revised) and the DGCL; the term includes all matters and necessary or ancillary changes in order to effect such Domestication, including the adoption of the Charter consistent with the DGCL and changing the name and registered office of ESGEN.

●	“DTC” refers to Depository Trust Company.

●	“Early Lock-Up Termination” refers to the termination of the lock-up period under the Amendment to the Letter Agreement when, subsequent to Closing, the last sale price of Class A Common Stock quoted on Nasdaq is greater than or equal to $12 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a 30-consecutive trading day period commencing at least 90 days after Closing.

●	“Energy Spectrum” refers to Energy Spectrum Partners VIII LP.

●	“ESGEN” refers to ESGEN Acquisition Corporation, a former blank check company incorporated as a Cayman Islands exempt company.

v

●	“ESGEN Class A ordinary shares” refers to the Class A ordinary shares, par value $0.0001 per share, of ESGEN.

●	“ESGEN Class B ordinary shares” refers to the Class B ordinary shares, par value $0.0001 per share, of ESGEN.

●	“ESGEN ordinary shares” refers to ESGEN Class A ordinary shares and ESGEN Class B ordinary shares.

●	“ESGEN Private Placement Warrants” refers to the warrants to purchase ESGEN Class A ordinary shares that were issued to the Initial Shareholders in a private placement concurrently with the IPO.

●	“ESGEN Public Warrants” refers to the redeemable warrants issued in the IPO, entitling the holder thereof to purchase ESGEN Class A ordinary shares.

●	“ESGEN Share Conversion” refers to the conversion of each ESGEN Class B ordinary share into one ESGEN Class A ordinary share prior to the Domestication.

●	“ESGEN Warrants” refers collectively to the ESGEN Private Placement Warrants together with the ESGEN Public Warrants.

●	“Exchange Act” refers to the Securities Exchange Act of 1934, as amended.

●	“Exchangeable OpCo Units” refers to the Class B units of OpCo.

●	“FASB” refers to the Financial Accounting Standards Board.

●	“Initial Shareholders” collectively refers to the Sponsor, ESGEN’s former four independent directors who held ESGEN Class B ordinary shares and the Westwood Client Accounts.

●	“Investment Company Act” refers to the Investment Company Act of 1940, as amended.

●	“IPO” refers to ESGEN’s initial public offering of its ESGEN Class A ordinary shares (the “Public Shares”) and ESGEN Public Warrants pursuant to the ESGEN’s Registration Statement on Form S-1, filed with the SEC (File No. 333-252730), on September 28, 2021, and completed on October 22, 2021.

●	“Lock-Up Agreement” refers to the lock-up agreement entered into in connection with the Closing between the Sellers and Zeo.

●	“Mandatory Exchange” refers to Zeo’s right to require, (i) upon a Change of Control Transaction (as defined in the OpCo A&R LLC Agreement) or (ii) in the discretion of Zeo, with the consent of holders of the OpCo Units holding more than 72% of the OpCo Units (excluding OpCo Units held by Zeo), each holder of Exchangeable OpCo Units to exchange all of its Exchangeable OpCo Units.

●	“Nasdaq” refers to the Nasdaq Stock Market.

●	“OpCo” refers to ESGEN OpCo, LLC, a Delaware limited liability company.

●	“OpCo A&R LLC Agreement” refers to the Amended and Restated Limited Liability Company Agreement of OpCo.

●	“OpCo Exchange Right” refers to the rights of holders of Exchangeable OpCo Units to cause OpCo to redeem one or more of such Exchangeable OpCo Units, together with the cancellation of an equal number of shares of such holder’s Seller Class V Common Stock, for shares of Class A Common Stock on a one-for-one basis, or, at the election of Zeo (as manager of OpCo), cash.

●	“OpCo Manager Units” refers to the Class A units of OpCo issued to Zeo in connection with the Business Combination.

●	“OpCo Units” refers to the Exchangeable OpCo Units and the OpCo Manager Units, collectively.

●	“Organizational Documents” refers to the Charter and the Bylaws of Zeo.

●	“Person” means an individual, corporation, partnership, limited partnership, limited liability company, person (including, without limitation, a “person” as defined in Section 13(d)(3) of the Exchange Act), trust, association or entity or government, political subdivision, agency or instrumentality of a government.

●	“Sarbanes-Oxley Act” refers to the Sarbanes-Oxley Act of 2002.

●	“SEC” refers to the U.S. Securities and Exchange Commission.

●	“Securities Act” refers to the Securities Act of 1933, as amended.

●	“Seller Class V Common Stock” refers to a number of newly issued shares of Class V Common Stock, equal to the number of Exchangeable OpCo Units, issued to the Sellers by OpCo in exchange for the Sellers’ contribution of the Sunergy Company Interests to OpCo in connection with the Business Combination.

●	“Sellers” refers to the holders of the Sunergy Company Interests immediately prior to the Closing of the Business Combination.

●	“Sponsor” refers to ESGEN LLC, a Delaware limited liability company.

●	“Sponsor Forfeited Shares” refers to the 2,361,641 ESGEN ordinary shares forfeited by the Sponsor at Closing pursuant to the Letter Agreement Amendment.

●	“Sponsor PIPE Investment” refers to the Sponsor’s commitment to purchase an aggregate of 1,000,000 Convertible OpCo Preferred Units concurrently with the Closing at a cash purchase price of $10.00 per share, and up to an additional 500,000 Convertible OpCo Preferred Units during the six months after Closing if called for by Zeo.

●	“Sponsor PIPE Securities” refers to the 1,000,000 Convertible OpCo Preferred Units and up to an additional 500,000 Convertible OpCo Preferred Units during the six months after Closing if called for by Zeo, to be sold to the Sponsor pursuant to the Sponsor Subscription Agreement.

●	“Sponsor Subscription Agreement” refers to that certain subscription agreement, dated as of April 19, 2023, which was subsequently amended and restated on January 24, 2024, by and between ESGEN, OpCo and the Sponsor, entered into in connection with the Business Combination Agreement.

●	“Sunergy” refers to Sunergy Renewables, LLC, a Nevada limited liability company.

●	“Sunergy Company Interests” refers to the limited liability company interests of Sunergy.

●	“Sunergy Convertible Interests” refers to any options, warrants or rights to subscribe for or purchase any equity interests of Sunergy or any subsidiary of Sunergy or securities (including debt securities) convertible into or exchangeable for, or that otherwise confer on the holder any right to acquire, any equity interests of Sunergy or any subsidiary thereof.

●	“Tax Receivable Agreement” refers to the tax receivable agreement that Zeo entered into with the Sellers in connection with the Closing.

●	“TRA Holders” refers to the persons from time to time that become a party to the Tax Receivable Agreement.

●	“Trust Account” refers to the trust account of ESGEN which held the net proceeds from the IPO and certain of the proceeds received in respect of the sale of the ESGEN Private Placement Warrants, together with interest earned thereon, less amounts released to pay taxes.

●	“U.S. Holder” has the meaning set forth in “Material U.S. Federal Income Tax Considerations — U.S. Holders.”

●	“Warrants” refers to the redeemable warrants issued in the IPO, entitling the holder thereof following completion of the Domestication to purchase Class A Common Stock.

●	“Westwood Client Accounts” refers to one or more client accounts of Westwood Holdings Group, Inc., a Delaware corporation, the successor to Salient Capital Partners, LLC, a Texas limited liability company, that purchased ESGEN Class B ordinary shares and ESGEN Private Placement Warrants concurrently with the IPO.

●	“Zeo” refers to Zeo Energy Corp., a Delaware corporation.

Unless specified otherwise, amounts in this Report are presented in U.S. dollars.

Defined terms in the financial statements contained in this Report have the meanings ascribed to them in the financial statements.

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

Risks Related to Zeo’s Business

●	Increases in the cost or reduction in supply of solar energy system and energy storage system components due to tariffs or trade restrictions announced or imposed by the U.S. government could have an adverse effect on our business, financial condition and results of operations;

●	The solar energy industry is an emerging market which is constantly evolving and additional demand for solar energy systems may not develop to the size or at the rate expected;

●	A material reduction in the retail price of electricity charged by electric utilities or other retail electricity providers would harm Zeo’s business, financial condition and results of operations;

●	Sales and installation of solar energy systems depends heavily on suitable meteorological and environmental conditions such that, if meteorological or environmental conditions are unexpectedly unfavorable, the electricity production from Zeo’s solar service offerings may be below its expectations, and Zeo’s ability to timely deploy new systems may be adversely impacted;

●	Zeo’s business has benefited from the declining cost of solar energy system and energy storage system components and may be harmed to the extent the cost of such components stabilize or increase in the future;

●	Zeo’s growth depends in part on the success of its relationships with third parties, including its equipment suppliers, contractors and dealers, including dealers who market to customers and bring the resulting solar contracts to it for fulfillment;

●	Zeo depends on a limited number of suppliers of solar energy system components and technologies to adequately meet demand for its solar energy systems and, due to the limited number of suppliers in Zeo’s industry, the acquisition of any of these suppliers by a competitor or any shortage, delay, price change, announcement or imposition of tariffs or duties or other limitation that interferes with Zeo’s ability to obtain components or technologies Zeo uses could result in sales and installation delays, cancelations and loss of customers;

●	If Zeo fails to manage its recent and future growth effectively, it may be unable to execute its business plan, maintain high levels of customer service, or adequately address competitive challenges;

●	Warranties provided by the manufacturers of equipment Zeo sells or services may be limited by the ability of a supplier and manufacturer to satisfy its warranty or performance obligations or by the expiration of applicable time or liability limits, which could reduce or void the warranty protections and increase Zeo’s costs to customers for the systems Zeo offers;

●	Technical and regulatory limitations regarding the interconnection of solar energy systems to the electrical grid may significantly delay interconnections and customer in-service dates, harming Zeo’s growth rate and customer satisfaction;

●	Zeo’s business is concentrated in certain markets, putting us at risk of region-specific disruptions, including hurricanes or other extreme weather events;

●	Zeo’s expansion into new sales channels could be costly and time-consuming, and as Zeo enters new channels, it could be at a disadvantage relative to other companies who have more history in these spaces;

●	Zeo may not realize the anticipated benefits of past or future investments, strategic transactions, or acquisitions, and integration of these acquisitions may disrupt its business and management;

●	Zeo has previously been, and may in the future be, subject to regulatory inquiries and litigation, all of which are costly, distracting to its core business and could result in an unfavorable outcome, or a material adverse effect on its business, financial condition, results of operations, or the trading price of our securities;

●	Zeo’s business currently depends on the availability of utility rebates, tax credits and other benefits, tax exemptions and exclusions, and other financial incentives on the federal, state, and/or local levels that may be adversely affected by changes in, and application of these laws or other incentives to Zeo, and the expiration, elimination or reduction of these benefits could adversely impact Zeo’s business;

●	Zeo relies on certain utility rate structures, such as net metering, to offer competitive pricing to customers, and changes to those policies may significantly reduce demand for Zeo’s solar energy systems; and

●	Electric utility policies, statutes, and regulations and changes to such statutes or regulations may present technical, regulatory and economic barriers to the purchase and use of Zeo’s solar energy offerings that may significantly reduce demand for such offerings.

Risks Related to Zeo and Ownership of Zeo Securities

●	Sales, or the perception of sales, of a substantial number of our securities in the public market by our existing securityholders could cause the price of our shares of Class A Common Stock and Warrants to fall;

●	Certain existing securityholders purchased, or may purchase, securities in the Company at a price below the current trading price of such securities, and may experience a positive rate of return based on the current trading price. Future investors in the Company may not experience a similar rate of return.

●	Our management team has limited experience managing a public company, and regulatory compliance obligations may divert its attention from the day-to-day management of our businesses.

●	We incur significant costs as a result of operating as a public company.

●	We have identified material weaknesses in our internal controls over financial reporting. If we are unable to remediate these material weaknesses, if management identifies additional material weaknesses in the future or if we otherwise fail to maintain effective internal controls over financial reporting, we may not be able to accurately or timely report our financial position or results of operations, which may adversely affect our business and stock price or cause our access to the capital markets to be impaired;

●	There can be no assurance that we will be able to comply with the continued listing standards of Nasdaq;

●	An active, liquid market for Zeo’s securities may not develop, which would adversely affect the liquidity and price of Zeo’s securities;

●	Warrants issued in the IPO are exercisable for Class A Common Stock, which would increase the number of shares eligible for future resale in the public market and result in dilution to the stockholders of Zeo;

●	Zeo may redeem unexpired Warrants prior to their exercise at a time that is disadvantageous for holders of Warrants;

●	Zeo is a holding company. Its only material asset is its equity interest in OpCo, and Zeo is accordingly dependent upon distributions from OpCo to pay taxes, make payments under the Tax Receivable Agreement and cover its corporate and other overhead expenses;

●	If OpCo were to become a publicly traded partnership taxable as a corporation for U.S. federal income tax purposes, Zeo and OpCo might be subject to potentially significant tax inefficiencies, and Zeo would not be able to recover payments previously made by it under the Tax Receivable Agreement even if the corresponding tax benefits were subsequently determined to have been unavailable due to such status; and

●	In certain cases, payments under the Tax Receivable Agreement may be accelerated and/or significantly exceed the actual benefits that Zeo realizes in respect of the tax attributes subject to the Tax Receivable Agreement.

PART I

ITEM 1. BUSINESS.

Mission

Our company and personnel are passionate about delivering cost savings and increased independence and reliability to energy consumers. Our mission is to expedite the country’s transition to renewable energy by offering our customers an affordable and sustainable means of achieving energy independence.

Business Overview

We are a vertically integrated company offering energy solutions and services that include sale, design, procurement, installation, and maintenance of residential solar energy systems. Many of our solar energy system customers also purchase other energy efficiency-related equipment or services or roofing services from us. The majority of our customers are located in Florida, Texas, Arkansas, Missouri, Ohio, and Illinois, and we have an expanding base of customers in California, Colorado, Minnesota, Missouri, Ohio, Utah, and Virginia.

We were originally incorporated under the name “ESGEN Acquisition Corp.” as a blank check company incorporated as a Cayman Islands exempted company and formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization, or similar business combination with one or more businesses. As discussed in this Report, we completed the Business Combination with Sunergy on March 13, 2024 and changed our name to “Zeo Energy Corp.”

Sunergy was created through the Contribution of Sunergy Solar LLC (“Sunergy Solar”) and Sun First Energy, LLC (“Sun First Energy”) to Sunergy on October 1, 2021. Sunergy Solar, formed in 2005, and initially focused on providing heating, ventilation and air conditioning products and services in Florida, later expanded into installing residential solar energy systems sold directly by the company and third-party sales dealerships. Sun First Energy was established in 2019, and, from its formation to the date of the Contribution, it sold residential solar energy systems in Florida that were installed by other companies. Prior to the Contribution, Sunergy Solar and Sun First Energy had collaborated on residential solar energy system installations and shared a commitment to quality, integrity and customer satisfaction. The Contribution established our vertically integrated company offering residential solar energy solutions.

The number of our installations, sales support, and administrative personnel was approximately 190 as of December 31, 2024. In January 2022, we began selling and installing residential solar energy systems and other energy efficiency-related equipment in Texas, in January 2023, we expanded into Arkansas, in September 2023, we entered Missouri, and in February 2024, we entered Ohio and Illinois. In 2025, we expanded our services in California, Colorado, Minnesota, Utah, and Virginia. In November 2024, we also began serving customers for whom Lumio HX, Inc. had begun but not completed residential energy systems prior to completion of its bankruptcy, primarily in California, Maryland, New Jersey, North Carolina, Oklahoma, and South Carolina.

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

The Assets included certain uninstalled or partially completed residential solar energy contracts through which a customer purchased the solar energy system, and additional uninstalled or partially completed residential solar energy projects where a third party leasing company (either Palmetto Solar, LLC d/b/a LightReach, or Sunnova Energy Corporation) owns the solar energy system and leases the output of the system to a customer living in the home where the system is installed. Various of these Lumio projects are located in states where the Company has not previously operated, principally in California, Maryland, New Jersey, North Carolina, Oklahoma, and South Carolina, and the Company has newly established operations or is in the process of establishing operations in these states.

On December 24, 2024 (the “Issue Date”), the Company issued a Promissory Note (the “Promissory Note”) to LHX pursuant to which the Company could borrow up to an aggregate principal amount of $4,000,000 (the “Loan”). Subject to the terms and conditions set forth in the Promissory Note, the Loan shall be provided to the Company in three tranches: (i) $2,500,000 upon execution of the Promissory Note (the “Initial Advance”), (ii) $750,000 if the Company achieves the Tranche 2 Milestone within 60 days from the Initial Advance (the “Tranche 2 Advance”) and (iii) $750,000 if the Company achieves the Tranche 3 Milestone within 60 days from the Tranche 2 Advance. “Tranche 2 Milestone” means the submission by the Company to the applicable regulatory bodies at least 340 permits to install solar energy systems sold through the Company’s year-round sales program. “Tranche 3 Milestone” means the completion by the Company of the installation of at least 296 solar energy systems sold through the Company’s year-round sales program.” LHX may also waive any milestone described above and advance the applicable amounts to the Company.

On April 15, 2025, the Promissory Note was amended to provide that the Tranche 2 Advance will be delivered if a Tranche 2 Milestone is met within 120 days of the Initial Advance, and the Tranche 3 Advance will be delivered if a Tranche 3 Milestone is met within 120 days of the Tranche 2 Advance.

The Loan will be repaid in full (the “Repayment”) by issuing to LHX or its designee of a number of the Company’s shares of Class A Common Stock equal to the quotient of (i) the outstanding and unpaid amount of the Loan, divided by (ii) $1.35 (the “Share Issuance”). The Repayment shall take place immediately following the later of: (x) the day falling on the first anniversary of the Issue Date (or the immediately previous business day) and (y) the date on which the stockholders of the Company approve the Share Issuance.

The Promissory Note contains customary representations, warranties and covenants of the parties, including an obligation of the Company to file a registration statement registering the resale of the shares issuable in the Share Issuance and to use reasonable efforts to have such registration statement declared effective as soon as practicable thereafter.

In connection with the Promissory Note, on December 24, 2024, LHX entered into a Voting Agreement with the Company and certain stockholders of the Company (the “Voting Agreement”), pursuant to which such stockholders agreed to vote (or cause to be voted), in person or by proxy, all the shares of Class A Common Stock and Class V Common Stock owned by such stockholders (i) in favor of the nomination and appointment of LHX’s designee to the board of directors of the Company, (ii) in favor of the issuance by the Company to LHX of shares of Class A Common Stock in connection with an option that may be granted to LHX to purchase up to 4,000,000 shares of Class A Common Stock, subject to the terms and conditions therein and (iii) in favor of the Share Issuance, when required pursuant to the Promissory Note.

Products and Services

Residential Solar Energy Systems

Zeo’s primary business activity is selling and installing residential solar energy systems that homeowners use to supplement the amount of usable electricity required to power their homes. We currently operate primarily in Florida, Texas, Arkansas, Missouri, Ohio, and Illinois, and have begun offering solutions and services in California, Colorado, Minnesota, Utah, and Virginia. We are additionally serving customers for whom Lumio HX, Inc. had begun   but not completed residential energy systems prior to completion of its bankruptcy, in Maryland, New Jersey, North Carolina, Oklahoma, and South Carolina.

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

Roofing Services

We install roofs in Florida, where our subsidiary, Sunergy Roofing & Construction, Inc., is a licensed roofing contractor. In other states where we operate, for some solar energy system customers that need roofing services, we may contract with roofing companies for the services. We plan to continue growing our roofing operations, as we believe our roofing services complement our residential solar energy systems and for some customers helps to expedite solar system installations.

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

Internal Direct Sales Force

We have established an internal team of sales agents that markets and sells directly to customers through door-to-door sales approaches. The team included approximately 290 sales agents as of both December 31, 2024 and December 31, 2023. Our sales agents are engaged through full-time contracts lasting from April through August, which is our primary selling season. Sales made through our internal sales team have lower customer acquisition costs than sales sourced through our external dealers. In 2024, approximately 58% of the total systems we installed were sold through our internal sales team.

Sales Through External Dealers

We also install systems sold by external sales dealers that act as our sales representatives with potential customers. The number of active dealers that have entered into a current arrangement to sell our solar panel systems was approximately 20 as of December 31, 2024 compared to approximately 30 as of December 31, 2023. The percentage of sales that originate with our external dealers increases during the fall and winter months when our internal sales efforts are diminished. We provide field support and training to these dealers on our sales offerings, sales processes and other business processes, including our software sales platform.

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

Customer and Leasing Agreements

A homeowner becomes our customer typically by signing a contract with us to purchase and receive installation of a solar energy system. We also install solar energy systems that are leased by the customer under an agreement between the customer and a third-party leasing company under which the leasing company will own and lease to a customer a solar energy system. A customer that chooses our products and services typically signs the contract after meeting with one of our sales agents or dealers in the customer’s home and receiving a preliminary system design for their home and pricing for the system. Whether the customer decides to purchase or lease the solar energy system, the sales agent or dealer determines the pricing to be offered to the customer based on product and services price information stored in our sales software for the system components included in a customer’s proposed system. After the customer signs the contract, we schedule and conduct a site survey. If during the site survey we discover property code compliance or other complications with the planned design and installation, we may issue a change order; if required changes represent additional costs to us or the customer, the party that would be responsible for those costs may choose to cancel the contract. After the site survey, we prepare formal design and engineering documents and apply for applicable permits from local government authorities. After required permits are obtained, we schedule and install the solar energy system and any other equipment purchased on the customer’s home.

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

Purchase Contracts and Financed Sales. For the twelve months ended December 31, 2024, approximately 32% of our customers who purchased residential solar energy systems from us entered into a loan arrangement with a third party to finance the purchase over an extended period of time. The loan agreement between the customer and the third-party lender typically has a repayment term of between 7 and 25 years and requires the customer to pay either a minimal or no down payment. The lender pays us our portion of the purchase payment after completion of system installation.

Purchase Contracts and Cash Sales. For the twelve months ended December 31, 2024, a small minority of our orders (less than 5%) were from customers paying in cash for the purchase of residential solar energy systems. For those sales, our purchase contract typically requires the customer to pay 25% of the purchase price upon execution of the purchase agreement, 50% when we begin installation, and the final 25% on the last day of installation. Installation is usually commenced and completed either in a single day or within several days.

System Leases. In December 2022, we launched a program offering customers the option of leasing our solar energy systems from third-party leasing companies. The customer agrees to pay the leasing company a predetermined monthly fee for the electricity produced by the residential solar energy system. As of December 31, 2024, approximately 63% of the systems we installed in 2024 are leased by the customer. The lease term between the leasing company and the customer is 25 years. The customer agrees to pay the leasing company a predetermined monthly fee for the electricity produced by the solar energy system. The monthly fee generally increases annually over the lease term at a predetermined rate, and the customer typically has the option to renew the lease for five to ten years. The potential advantage to the customer of a lease agreement is that a third-party owner of the residential solar energy system may take more advantage of available government tax incentives for solar energy production, which may allow them to lease the system to the customer at monthly rates that are lower for the customer than if the customer were financing its own purchase of the system. We installed the first leased solar energy system in April 2023 and during the twelve months ended December 30, 2024, we installed approximately 1,150 leased solar energy systems. In the lease model offered to our customers, the third-party leasing company contracts with the homeowner customer to install a solar energy system owned by the leasing company and leased to the customer. The leasing company contracts with Zeo to purchase system equipment and install the solar energy system.  Some leasing companies may contract with ZEO to maintain and service the system on the leasing company’s behalf during the life of the lease.

Approximately 30% of Zeo’s customers who have entered into leasing agreements have done so with third-party leasing companies established and managed by White Horse Energy, LC (“White Horse Energy”), a holding company of which Mr. Bridgewater, Zeo’s Chairman and Chief Executive Officer is the owner and manager. Subject to investor and customer demand, White Horse Energy intends to attract more investors to form third-party leasing companies. No assurance can be given that White Horse Energy will be able to do so or that arrangements can be made with other funds to act as lessors of Zeo’s solar energy systems in the future. Zeo has entered into leasing arrangements with several other unrelated third parties to offer customers a choice of purchase or lease options, and continues to explore similar arrangements with other unrelated third-parties.

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

While we procure products and components from multiple suppliers and distributors to reduce the likelihood that we experience an inability to procure those products and components, the primary supplier from which we purchase the equipment that we install is Consolidated Electrical Distributors, Inc. (d/b/a Greentech Renewables) (“Greentech”). Greentech also provides us inventory management services by holding equipment in its inventory until it delivers directly to the customer site for installation. We purchase from Greentech through a credit agreement under which Greentech extends us credit for purchases, and we are obligated to make payments by the 15th day of the month following each purchase. A purchase discount is available for early cash payment, and a service charge of 1.5% per month can be assessed for payments made more than 30 days after the invoice date. Our agreement with Greentech does not require either party to continue to conduct new business with the other party. During 2024, we purchased at least approximately 70% of the equipment that we installed through Greentech. We believe our relationship with Greentech, and the volume of business we do through them, has established us as a preferred customer and enables us to procure components at attractive terms. If our relationship with Greentech were to be terminated, there are other distributors of the same or similar equipment, and we believe we could readily obtain supplies from those other distributors, though they may take some time to develop the efficient logistics system Greentech employs now on our behalf delivering products to the customer installation sites.

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

We have previously experienced price increases and temporary supply delays resulting from multiple market phenomena. The majority of the solar panels and other major system equipment components that we install are manufactured outside of the United States. Government tariffs on solar energy equipment, including tariffs placed on solar equipment manufactured in China, have also contributed to higher prices on solar equipment. Additionally, Russia’s war against Ukraine caused price and supply pressure on solar energy equipment, as the war has impacted fuel prices and has led to increased demand in European markets for solar energy equipment as consumers and governments in Europe have sought to establish greater energy independence. In 2020, 2021, and 2022, we experienced periods of temporary delay in obtaining supplies. We believe these delays reduced the number of installations in comparison to what we would have been able to install without the delays. In 2023 and 2024, we did not experience appreciable delays in supply. Following new tariffs introduced by the U.S. government in April 2025, as further detailed below, we expect to experience an increase in prices for solar system equipment. We have not experienced consequent delays in procuring equipment, but such delays may occur.

For more information on risks related to our supply chain, see “Risk Factors — Risks Related to Zeo’s Operations — Due to the limited number of suppliers in our industry, the acquisition of any of these suppliers by a competitor or any shortage, delay, price change, announcement and imposition of tariffs or duties or other limitation in our ability to obtain components or technologies we use could result in sales and installation delays, cancellations and loss of customers” and “Risk Factors — Risks Related to Zeo’s Operations — Increases in the cost or reductions in supply of solar energy system and energy storage system components due to tariffs or trade restrictions announced or imposed by the U.S. government could have an adverse effect on our business, financial condition and results of operations.”

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

Strategy

We plan to increase our market impact and grow our revenue and profits by pursuing the following strategic objectives:

Expand our operations into additional geographic markets. We plan to continue to expand in new geographic markets, both organically and through strategic M&A, considering factors such as the rates consumers pay for electricity, where favorable net metering policies or cost incentives exist, the percentage of the addressable residential market that already has residential solar energy systems , and where we believe the market is not already oversaturated with competitors.

Increase capacity for efficient growth by investing in people and systems. In 2024, we experienced a decrease in sales and installations that generally affected the solar industry during the same period. Prior to 2024, we have generally increased the number of solar energy systems we sell and install by growing and training our internal seasonal sales force, and we plan to continue to do so, as well as increasing our number of external dealers. We have also grown and plan to continue growing our installation capacity in markets we serve by hiring and training more skilled technicians and investing in technology. Where we do not yet have installation teams in place, we plan to continue to collaborate with subcontractors to fulfill our installation needs.

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

Expand customer options for buying affordable solar energy. We plan to expand our roofing business in certain markets we enter in the future. Roofing facilitates a faster processing time for our solar installations in cases where the residential customer is in need of a roof replacement prior to installing solar systems. We believe offering customers the option to lease a residential solar energy system installed on their home will increase the number of systems we can sell and install due to the potential savings for some customers that cannot otherwise take full advantage of certain tax incentives. As described above, in December 2022, we launched a program offering customers the option of leasing residential solar energy systems from third parties that we install on the customer’s home.

Strengths

Lean Business Model. We have a lean business model, in the four years prior to 2024, we had an increase in revenue and profit every year. In 2024, in the face of a challenging economic environment for our industry, we believe that our lean operations have permitted us to minimize losses.

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

We also compete with retail electric providers and independent power producers that are not regulated like electric utilities, but which have access to the utilities’ electricity transmission and distribution infrastructure pursuant to state, territorial and local pro-competition and consumer choice policies. These retail electric providers and independent power producers can offer customers electricity solutions that are competitive with our residential solar energy system options on both price and usage of renewable energy technology while avoiding the physical installations that our current business model requires.

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

Government Regulation

U.S. tariffs, duties and other trade regulations impact the prices of components in the residential solar energy systems and energy storage systems we sell, in addition to the pricing pressures caused by supply chain factors as discussed above. As further discussed below, these U.S. government-based pricing influences currently include various tariffs, such as antidumping (“AD”) and countervailing duties (“CVD”) and other trade restrictions, applied to imported crystalline silicon PV cells and solar panels imported into the U.S. Also, China is a major producer of solar panels, inverters and other components that we use in the systems that we install, and the U.S. currently assesses various tariffs and antidumping and countervailing duties on equipment produced in China, including solar panels and inverters. The U.S. has also placed certain geographic, company-specific and other trade restrictions on Chinese sources of supply based on foreign policy and national security interests. The scope and timing of these regulatory efforts change over time, and the government may introduce new regulations as world events occur and public policy evolves. In response to the market uncertainty and price fluctuations caused by these government actions and other supply chain pressures, we carefully and periodically evaluate our suppliers of system components and make purchasing decisions based on our judgments of product quality, warranties, pricing and availability.

For more information on risks relating to government tariffs, duties or trade restrictions, see “Risk Factors — Risks Related to Zeo’s Operations — Increases in the cost or reduction in supply of residential solar energy system and energy storage system components due to tariffs or trade restrictions announced or imposed by the U.S. government could have an adverse effect on our business, financial condition and results of operations.”

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

Government Incentives

There are U.S. federal, state and local governmental bodies that provide incentives to owners, distributors, installers and manufacturers of solar energy systems to promote solar energy. These incentives include tax credits offered by the federal government under, among others, the Energy Policy Act of 2005, as amended, and the Inflation Reduction Act of 2022 (“IRA”), as well as other tax credits, rebates and Solar Renewable Energy Credits (“SRECs”) associated with solar energy generation. Commercial taxpayers, including solar energy system owners and tax-equity partners, may claim a federal investment tax credit equal to 30% of eligible project costs for solar facilities that meet certain requirements. The base credit is scheduled to phase down to 26% for projects beginning construction in 2033 and 22% in 2034, expiring thereafter. In addition, commercial solar energy facilities may be eligible for bonus credits for projects that meet domestic-content thresholds, are located in energy-community census tracts, or serve low-income communities. If a solar energy system is owned by a homeowner, the homeowner may claim a 30% federal income tax credit on the cost of purchasing and installing eligible solar energy systems through 2032, phasing down to 26% in 2033, and 22% in 2034, expiring thereafter. The IRA also provides other incentives for homeowners to adopt energy-efficient systems and appliances that include (a) a 30% tax credit with an annual limit for certain upgrades such as installing energy-efficient hybrid water heaters, doors and windows, insulation, and upgrading electrical breaker boxes and (b) up to $14,000 in point-of-sale rebates for low- and moderate-income households for certain electric appliances and home upgrades.

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

A majority of states have adopted net metering policies, including our sales areas of Florida, Texas, Missouri, Ohio and Illinois. Net metering policies allow homeowners to serve their own energy load using on-site generation while avoiding the full retail volumetric charge for electricity. Electricity that is generated by a residential solar energy system and consumed on-site avoids a retail energy purchase from the applicable utility, and excess electricity that is exported back to the electric grid generates a retail credit within a homeowner’s monthly billing period. At the end of the monthly billing period, if the homeowner has generated excess electricity within that month, the homeowner typically carries forward a credit for any excess electricity to be offset against future utility energy purchases. At the end of an annual billing period or calendar year, utilities either continue to carry forward a credit or reconcile the homeowner’s final annual or calendar year bill using different rates (including zero credit) for the exported electricity.

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

Employees and Human Capital Management

As of December 31, 2024, we had approximately 190 full-time employees that work year-round processing orders, installing and servicing systems and fulfilling administrative tasks. We also engage sales agents as independent contractors as described in “Business — Internal Direct Sales Force” above. None of our employees are covered by collective bargaining agreements, and we have not experienced any work stoppages due to labor disputes.

Facilities

Our corporate headquarters are located in Florida under a lease that expires at the end of October 2026. In Florida, we maintain offices for operations personnel and warehouses, and we have warehouses in Texas and Ohio, and warehouse, sales, marketing, and executive offices in Utah. We currently lease the office and warehouse spaces that we use in our operations, and we do not own any real property. We believe that our facility space adequately meets our needs and that we will be able to obtain any additional operating space that may be required on commercially reasonable terms.

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

At the international level, the United Nations-sponsored Paris Agreement requires member states, including the United States, to submit non-binding, individually-determined greenhouse gas reduction goals known as “Nationally Determined Contributions” every five years after 2020. Former President Biden committed the United States to a goal of reducing greenhouse gas emissions by 50 – 52% below 2005 levels by 2030, a target consistent with the Paris Agreement’s goal of “net-zero” greenhouse gas emissions by 2050. In contrast to the stated goals of President Biden’s administration, the administration of the newly-elected President Trump, is less likely to create or support incentives to reduce greenhouse gas emissions. In January the newly-elected President Trump announced the United States will exit the Paris Agreement. As a result, support from the U.S. government for addressing climate change is likely to decrease, and as a result, consumer demand for clean energy may decrease. Additional international agreements or any legislation, regulation, or executive action within the U.S. addressing climate change, including any climate-related disclosure requirements and legislation or regulation.

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

We also compete with solar companies that are marketed to potential customers by dealers, and we may also face competition from new entrants into the market as a result of the passage of the IRA and its impacts and benefits to the solar industry. Some of these competitors specialize in the distributed solar energy market and some may provide energy at lower costs than we do. Some of our competitors offer or may offer similar services and products as we do, such as direct outright sales of solar energy systems. Many of our competitors also have significant brand name recognition, lower barriers to entry into the solar market, greater capital resources than we have and extensive knowledge of our target markets. In addition, some of our competitors have an established business of providing construction, electrical contracting, or roofing services.

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

Climate change poses a systemic threat to the global economy, and we believe it will continue to do so until our society transitions to renewable energy and decarbonizes. While our core business model seeks to accelerate this transition to renewable energy, there are inherent climate-related risks to our business operations. Warming temperatures throughout the United States, including Florida, our biggest market, have contributed to extreme weather, intense drought, and increased wildfire risks. These events have the potential to disrupt our business, the operations of our third-party suppliers, and our customers, and may cause us to incur additional operational costs. For instance, natural disasters and extreme weather events associated with climate change can impact our operations by delaying the installation of our systems, leading to increased expenses and decreased revenue and cash flows. They can also cause a decrease in the output from our systems due to smoke or haze. Additionally, if weather patterns significantly shift due to climate change, it may be harder to predict the average annual amount of sunlight striking each location where our solar energy systems are installed and energy output from our systems could be reduced in the short-term or long-term in certain areas. This could make our solar service offerings less economical overall, make individual systems less economical, or reduce demand for our products, as well as damage our reputation to the extent energy generation from our products does not meet customer expectations. For more information regarding risks posed by meteorological conditions, see “Risk Factors — Sales and installation of solar energy systems depend heavily on suitable meteorological and environmental conditions. If meteorological or environmental conditions are unexpectedly unfavorable, the electricity production from our solar service offerings may be below our expectations, and our ability to timely deploy new systems may be adversely impacted.”

Our business has benefited from the declining cost of solar energy systems and energy storage system components and may be harmed to the extent the cost of such components stabilizes or increases in the future.

Our business has benefited from the declining cost of solar energy system and energy storage system components, and to the extent such costs stabilize, decline at a slower rate or increase, our future growth rate may be negatively impacted. The declining cost of solar energy system and energy storage system components and the raw materials necessary to manufacture them has been a key driver in the price of solar energy systems and energy storage systems and customer adoption of solar energy. While historically solar energy system and energy storage system components and raw material prices have declined, the cost of these components and raw materials have recently increased and may continue to increase in the future, and such products’ availability could decrease, due to a variety of factors, including growth in the solar energy system and energy storage system industries and the resulting increase in demand for solar energy system and energy storage system components and the raw materials necessary to manufacture them, supply chain disruptions, tariff penalties, duties, and trade barriers, export regulations, regulatory or contractual limitations, industry market requirements and industry standards, changes in technology, the loss of or changes in economic governmental incentives, inflation or other factors. An increase in the prices of solar energy system components and raw materials could slow our growth and cause our business and results of operations to suffer. See “Risk Factors — Increases in the cost or reduction in supply of solar energy system and energy storage system components due to tariffs or trade restrictions announced or imposed by the U.S. government could have an adverse effect on our business, financial condition and results of operations.”

Risks Related to Operations

We may be unable to sustain our net losses.

We may incur net losses as we increase our spending to finance the expansion of our operations, expand our installation, engineering, administrative, sales and marketing staffs, increase spending on our brand awareness and other sales and marketing initiatives, make significant investments to drive future growth in our business and implement internal systems and infrastructure to support our growth and operate as a publicly traded company. We do not know whether our revenue will grow rapidly enough to absorb these costs and our limited operating history makes it difficult to assess the extent of these expenses or their impact on our results of operations. Our ability to operate profitably depends on a number of factors, including but not limited to:

●	growing our customer base;

●	reducing our operating costs by lowering our customer acquisition costs and optimizing our design and installation processes and supply chain logistics even as we expand into additional geographic markets;

●	maintaining or further lowering our cost of capital;

●	reducing the cost of components for our solar service offerings;

●	growing and maintaining our sales network;

●	maintaining high levels of product quality, performance, and customer satisfaction; and

●	growing our direct-to-consumer business to scale.

Even if we do operate profitably, we may be unable to achieve positive cash flows from operations in the future.

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

Due to the limited number of suppliers in our industry, the acquisition of any of these suppliers by a competitor or any shortage, delay, price change, announcement or imposition of tariffs or duties or other limitation in our ability to obtain components or technologies we use could result in sales and installation delays, cancellations and loss of customers.

We purchase solar panels, inverters, energy storage systems and other system components and instruments from a limited number of suppliers, qualified and approved by our engineering and design teams, making us susceptible to quality issues, shortages and price changes that may occur in the supply chain. There are a limited number of suppliers of solar energy system components, instruments and technologies, and our ability to obtain components or technologies we use could be affected by circumstances beyond our control, including:

●	Increases in the cost or reduction in supply of solar energy system and energy storage system components due to tariffs or trade restrictions announced or imposed by the U.S. government. Recently, the U.S. government has announced or implemented various tariff and trade regulations impacting imported goods, including components for solar energy systems and energy storage systems. These measures have included the introduction of a baseline tariff on many imports and the imposition or adjustment of higher tariffs on goods from specific countries that are significant sources of supply of our components. These recent tariffs and other trade measures, in combination with other factors such as supply chain constraints, increased demand for solar systems in the U.S. and Europe, rising inflation, and higher labor, material, and shipping costs, have contributed or are expected to contribute to increases in the cost of domestic and imported solar panels, inverters, and related equipment, which includes batteries. The tariffs may also result in decreased availability and/or increased procurement time for solar system equipment. Measures retaliating to the new tariffs have been announced by some countries, and other responses are likely. The new tariffs, and continued volatility in trade policy may impact our gross margins and growth, due to factors such as increased procurement and installation costs, profit margin compression or the need to pass increased costs to consumers, supply chain disruption, and competitive disadvantages relative to market participants with more favorable supply arrangements.

●	Industry-wide shortages of key components and instruments, including batteries and inverters, in times of rapid industry growth. The manufacturing infrastructure for some of these components has a long lead-time, requires significant capital investment and relies on the continued availability of key commodity materials, potentially resulting in an inability to meet demand for these components. The solar industry is currently experiencing rapid growth and, as a result, shortages of key components or instruments, including solar panels, may be more likely to occur, which in turn may result in price increases for such components. Even if industry-wide shortages do not occur, suppliers may decide to allocate key components or instruments with high demand or insufficient production capacity to more profitable customers, customers with long-term supply agreements or customers other than us. As a result, our ability to originate solar energy systems and energy storage systems may be reduced.

●	Natural disasters and other events beyond our control (such as earthquakes, wildfires, flooding, hurricanes, freezes, tsunamis, typhoons, volcanic eruptions, droughts, tornadoes, power outages or other natural disasters, the effects of climate change and related extreme weather, public health issues and pandemics, war, terrorism, government restrictions or limitations on trade, impediments to international shipping and geopolitical unrest and uncertainties).

●	Human rights and forced labor issues in foreign countries and the U.S. government’s response to them. In particular, the withhold release order issued by U.S. Customs and Border Protection in June 2021 applicable to certain silica-based products manufactured in the Xinjiang Uyghur Autonomous Region (“XUAR”) of China, and any other allegations regarding forced labor in China and U.S. trade regulations to prohibit the importation of any goods derived from forced labor, has affected and may continue to affect our operations. Further, the Uyghur Forced Labor Prevention Act (“UFLPA”) that former President Biden signed into law on December 23, 2021, which took effect on June 21, 2022, has affected and may continue to affect our supply chain and operations. Intensive examinations, withhold release orders, and related governmental procedures have resulted in supply chain and operational delays throughout the industry. These and other similar trade restrictions that may be imposed in the future could cause delivery and installation delays and restrict the global supply of polysilicon and solar products. While we believe the items described above have contributed to price increases for components that we purchase, we believe that these increases to the cost of our components were also due to a combination of other factors, including supply chain constraints, increased demand for solar systems in the U.S. and Europe, rising inflation, and higher labor, material, and shipping costs. We do not have information that allows us to quantify the specific amount of price increases attributable to the tariffs and trade regulations described. For more information regarding UFLPA and risks related thereto, see “Risk Factors — Increases in the cost or reduction in supply of solar energy system and energy storage system components due to tariffs or trade restrictions announced or imposed by the U.S. government could have an adverse effect on our business, financial condition and results of operations.”

●	Russia’s war on Ukraine. We do not materially rely directly or indirectly on goods or services sourced in Russia, Ukraine or Belarus, or have any material business relationships, connections to, or assets in, Russia, Belarus, or Ukraine. While we believe Russia’s war on Ukraine has contributed to price increases for components that we purchase, we believe that the increases to the cost of our components were also due to a combination of other factors, including supply chain constraints, tariffs and trade regulations, increased demand for solar systems in the U.S. and Europe, U.S. tariffs, rising inflation, and higher labor, material, and shipping costs. We do not have information that allows us to quantify the specific amount of price increases attributable to Russia’s war on Ukraine.

●	Disruptions to global shipping. Historically, we have relied on foreign suppliers and manufacturers for a number of solar energy system components, instruments and technologies that we purchase. Our success in the future may be dependent on our ability to import or transport such products from overseas vendors in a timely and cost-effective manner. We may rely heavily on third parties, including ocean carriers and truckers, both of which are experiencing disruptions, shortages and rate increases, in that process. The global shipping industry has experienced and may continue to experience ocean shipping disruptions, trucking shortages, increased ocean shipping rates and increased trucking and fuel costs. There has been and may in the future be a shortage of shipping capacity from China and other parts of Asia, among other regions, and as a result, our receipt of imported products may be disrupted or delayed. The shipping industry has also experienced issues with port congestion and pandemic-related port closures and ship diversions. The global shipping industry also experienced unprecedented increases in shipping rates from the trans-Pacific and other ocean carriers due to various factors, including limited availability of shipping capacity. In 2023 and 2024, we did not experience any appreciable delays in supply. We may find it necessary to rely on an increasingly expensive spot market and other alternative sources to make up any shortfall in shipping needs.

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

Our primary supplier is Consolidated Electrical Distributors, Inc. (d/b/a Greentech Renewables) (“Greentech”), from which we purchased at least approximately 70% of the equipment that we installed in 2024. If Greentech or one or more of our other suppliers we rely upon to meet anticipated demand (i) ceases or reduces production due to its financial condition, acquisition by a competitor or otherwise, (ii) is unable to increase production as industry demand increases, (iii) raises their prices to an extent that cannot be passed on to our customers without affecting demand or (iv) is otherwise unable to allocate sufficient production to us, it may be difficult to quickly identify alternative suppliers or to qualify alternative products on commercially reasonable terms. As a result, our ability to satisfy demand may be adversely affected.

Although we buy the majority of our equipment through Greentech, we believe that if our relationship with Greentech were terminated, we could readily obtain supplies from other distributors of the same or similar equipment, though in some locations, replacement distributors may take some time to develop efficient logistics with respect to shipping equipment directly to job sites. This could result in additional costs and delays in acquiring and deploying our solar energy systems or energy storage systems.

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

We are a licensed contractor in certain communities that we service, and we are ultimately responsible as the contracting party for every solar energy system installation we provide. We may be liable, either directly or through our subcontractors, to customers for any damage we or our subcontractors cause to them, their home, belongings or property during the installation of our systems. For example, we, either directly or through our subcontractors, frequently penetrate customers’ roofs during the installation process and may incur liability for the failure to adequately weatherproof such penetrations following the completion of construction. In addition, because the solar energy systems we or our subcontractors deploy are high voltage energy systems, we may incur liability for any failure to comply with electrical standards and manufacturer recommendations. Legal proceedings that are not resolved in our favor could potentially result in fines, public reprimand, probation, or the suspension or revocation of certain of our licenses.

Completing the sale and installation of a solar energy system requires many different steps including a site audit, completion of designs, permitting, installation, electrical sign-off and interconnection. Customers may cancel their customer agreement for a limited period, subject to certain conditions, and we have experienced increased customer cancellations in certain geographic markets during certain periods in our operating history. We or our dealers or subcontractors may face customer cancellations, delays or cost overruns, which may adversely affect our or our dealers’ or subcontractors’ ability to ramp up the volume of sales or installations in accordance with our plans. These cancellations, delays or overruns may be the result of a variety of factors, such as labor shortages or other labor issues, defects in materials and workmanship, adverse weather conditions, transportation constraints, construction change orders, site changes or roof conditions, geographic factors and other unforeseen difficulties, any of which could lead to increased cancellation rates, reputational harm and other adverse effects. For example, some customer orders are cancelled after a site visit if we determine that a customer needs to make repairs to or install a new roof, or that there is excessive shading on their property. If we continue to experience increased customer cancellations, our financial results may be materially and adversely affected.

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

We have experienced significant growth in recent periods, and we intend to continue to expand our business within existing markets and in a number of new locations in the future. This growth has placed, and any future growth may continue to place, a significant strain on our management, operational and financial infrastructure. In particular, we have been in the past, and may in the future, be required to expand, train and manage our growing employee base and subcontractors. Our management will also be required to maintain and expand our relationships with customers, suppliers, and other third parties and attract new customers and suppliers, as well as to manage multiple geographic locations.

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

For the twelve months ended December 31, 2024, approximately 53% of our sales were made in Florida, and for the twelve months ended December 31, 2023, approximately 92% of our sales were made in Florida. This concentration of our customer base and operational infrastructure could lead to our business and results of operations being particularly susceptible to adverse economic, regulatory, political, weather and other conditions in this market and in other markets that may become similarly concentrated.

In Florida, we maintain offices for operations personnel and warehouses, and we have warehouses in Texas and Ohio, and warehouse, sales, marketing, and executive offices in Utah. Any significant epidemic, hurricane, earthquake, flood, fire, or other natural disaster in these areas or in countries where our suppliers or the manufacturers of the products we sell are located could materially disrupt our operations, result in damage or destruction of all or a portion of our facilities or result in our experiencing a significant delay in delivery, or substantial shortage, of our products and services.

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

We have in the past and may in the future acquire one or more companies, project pipelines, projects, SRECs, products, or technologies or enter into joint ventures or other strategic transactions. We may not realize the anticipated benefits of past or future investments, strategic transactions, or acquisitions, and these transactions involve numerous risks that are not within our control. These risks include the following, among others:

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

While we believe that inflationary pressures have contributed to increased costs of labor and components that we purchase, we believe that the increased cost of these items were also due to a combination of other factors, including supply chain constraints, increased demand for solar systems in the U.S. and Europe and tariffs and trade regulations. We do not have information that allows us to quantify the specific amount of cost increases attributable to inflationary pressures.

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

We may incur additional debt in the future, which could introduce debt servicing costs and risks to our business.

We and our subsidiaries may incur additional debt in the future, and such debt arrangements may restrict our ability to incur additional indebtedness, including secured indebtedness. These restrictions could inhibit our ability to pursue our business strategies. Furthermore, there is no assurance that we will be able to enter into debt instruments on acceptable terms or at all. If we were unable to satisfy financial covenants and other terms under new instruments, or obtain waivers or forbearance from our lenders, or if we were unable to obtain refinancing or new financings for our working capital, equipment, and other needs on acceptable terms if and when needed, our business would be adversely affected.

So long as the Convertible OpCo Preferred Units of OpCo remain outstanding, the Sponsor holds certain consent rights over OpCo’s ability to incur indebtedness, which could adversely affect the future business and operations of OpCo and Zeo, including by decreasing its business flexibility.

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

A portion of our supply agreements are with manufacturers and equipment vendors located outside of the United States. Risks we face in conducting business internationally include:

●	multiple, conflicting and changing laws and regulations relating to employment, safety, environmental protection, international trade, and other government approvals, permits, and licenses and regulatory requirements;

●	financial risks, such as longer sales and payment cycles, greater difficulty enforcing rights and remedies and capital controls or other restrictions on the transfer of funds;

●	currency fluctuations, government-fixed foreign exchange rates, the effects of currency hedging activity and the potential inability to hedge currency fluctuations;

●	the effects of Russia’s war against Ukraine and other political and economic instability, including wars, acts of terrorism, political unrest, boycotts, curtailments of trade, nationalization of assets, and other business restrictions;

●	trade barriers such as import and export requirements or restrictions, licensing requirements, tariffs, taxes and other restrictions and expenses for which we may have responsibility, which could increase the prices of our products; and

●	liabilities associated with compliance with laws (for example, the Foreign Corrupt Practices Act in the United States and similar laws outside of the United States).

●	the effects of Russia’s war on Ukraine, which, while we believe Russia’s war on Ukraine has contributed to price increases for components that we purchase, we believe that the increases to the cost of our components were also due to a combination of other factors, including supply chain constraints, increased demand for solar systems in the U.S. and Europe, tariffs and trade regulations, rising inflation, and higher labor, material, and shipping costs. We do not have information that allows us to quantify the specific amount of price increases attributable to Russia’s war on Ukraine and do not materially rely directly or indirectly on goods or services sources in Russia, Ukraine or Belarus or have any material business relationships, connections to, or assets in, Russia, Belarus or Ukraine.

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

During 2024, the majority of our customers who entered into leasing agreements have done so with third-party leasing companies Palmetto Solar, LLC d/b/a LightReach, Sunnova Energy Corporation (“Sunnova”), or third party leasing companies established and managed by White Horse Energy. Thus far, such companies have had sufficient assets to finance the purchase of systems for each of our customers who have signed agreements for leased solar energy systems to be installed on their home and for whom the installation processes have been completed. However, no assurance can be given that this will continue, and if such companies decide not to continue to provide financing for leases due to general market conditions, changes in tax benefits associated with our solar systems, concerns about their or our business or prospects, or any other reason, or if they materially change the terms under which they are willing to pay us to install and service leased solar energy systems, and we cannot timely replace them, this could have an adverse effect on our business, financial condition and results of operations. Additionally, such companies may fail to pay or delay the payment of amounts owed to us for several reasons, including financial difficulties resulting from macroeconomic conditions, and extended delays or defaults in payment could adversely affect our business, results of operations, cash flows and financial condition. To mitigate the foregoing risks, we have identified additional leasing partners and are negotiating business arrangements with them to increase the number of leasing parties we have the ability to work with.

We intend to seek out additional third-party investors to provide financing for customers wishing to lease their solar energy systems. However, no assurance can be given that we will be able to successfully do so.

System leases represented 8% of our installations in 2023 and approximately 64% in the twelve months ended December 31, 2024. Approximately 44% of those leases are owned by Solar, and if (i) Solar terminates their relationship with us, (ii) Solar does not have sufficient assets in the future to provide financing for customers wishing to lease their solar energy systems, (iii) we cannot enter into new arrangements with other third-party investors to provide financing for customers wishing to lease their solar energy systems, or (iv) we cannot maintain current or enter into new arrangements with other third party leasing companies, we may be unable to continue to increase the size of our residential lease program, which could have a material, adverse effect on our business, results of operations, cash flows, and financial condition in the future.

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

Risks Related to Regulation and Policy

Increases in the cost or reduction in supply of solar energy system and energy storage system components due to tariffs or trade restrictions announced or imposed by the U.S. government could have an adverse effect on our business, financial condition and results of operations.

On April 2, 2025, the U.S. government introduced a baseline tariff on nearly all goods imported into the U.S and higher tariffs on specific countries. For example, certain proposed tariffs on goods imported from China and specific Southeast Asian countries that are sources of solar components have been announced at significant percentage rates, although the application and final rates of these measures are being actively negotiated, remain subject to government action, and may differ from initial proposals. Shortly after the initial announcement, the U.S. government announced a delay in applying certain of these tariffs, while other measures, such as the baseline tariff and increased tariff on Chinese imports, remained in effect or were implemented as initially announced or modified. As of the date of this Report, the tariff rates on imports from China have been set at substantial levels, and rates for other countries remain subject to ongoing review and potential implementation. Less than 10% of the solar components and equipment we purchase for the solar systems we install are manufactured in the United States. The new tariffs are likely to result in price increases for domestic and imported solar panels, inverters, and related equipment. The tariffs may also result in decreased availability and/or increased procurement time for solar system equipment. Measures retaliating to the new tariffs have been announced by some countries, and other responses are likely.

Going forward, the tariff environment and effects on the supply chain are likely to remain in flux. As changes occur, we will continue to assess our procurement and pricing strategies. The new tariffs, and continued volatility in trade policy may impact our gross margins and growth, due to factors such as increased procurement and installation costs, profit margin compression or the need to pass increased costs to consumers, supply chain disruption, and competitive disadvantages relative to market participants with more favorable supply arrangements.

Trade policy may evolve further in ways that are adverse to our business. As examples, if current tariffs are extended or increased, or if retaliatory actions or supply shortages arise, our financial condition, results of operations, and future growth prospects could be materially and adversely affected. We continue to monitor these developments closely and revise our pricing models and sourcing strategies in response. However, there can be no assurance that such measures will be sufficient to mitigate the impact of the trade restrictions and their impacts on the supply chain and market demand for our products.

Additionally, China is a major producer of solar cells (the main components of solar panels) and other solar products. Certain solar cells, panels, laminates and panels from China are subject to various U.S. antidumping and countervailing duty rates, depending on the exporter supplying the product, imposed by the U.S. government as a result of determinations that the U.S. was materially injured as a result of such imports being sold at less than fair value and subsidized by the Chinese government. Historically, we and our subcontractors regularly surveyed the market to identify multiple alternative locations for product manufacturers. Nonetheless, many of the solar products we purchase are from manufacturers in China or from manufacturers in other jurisdictions who rely, in part, on products sourced in China. If alternative sources are not available on competitive terms in the future, we and our subcontractors may be required to purchase these products from manufacturers in China. In addition, tariffs on solar cells, panels and inverters in China may put upward pressure on prices of these products in other jurisdictions from which we or our subcontractors currently purchase equipment, which could reduce our ability to offer competitive pricing to potential customers.

The antidumping and countervailing duties discussed above are subject to annual review and may be increased or decreased. Furthermore, under Section 301 of the Trade Act of 1974, the Office of the United States Trade Representative (“USTR”) imposed tariffs on $200 billion worth of imports from China, including inverters and certain AC panels and non-lithium-ion batteries, effective September 24, 2018. In May 2019, the tariffs were increased from 10% to 25% and may be raised by the USTR in the future. Since these tariffs impact the purchase price of the solar products, these tariffs raise the cost associated with purchasing these solar products from China and reduce the competitive pressure on providers of solar cells not subject to these tariffs.

In August 2021, an anonymous trade group filed a petition with the U.S. Department of Commerce (the “Department of Commerce”) requesting an investigation into whether solar panels and cells imported from Malaysia, Thailand and Vietnam are circumventing anti-dumping and countervailing duties imposed on solar products manufactured in China. The group also requested the imposition of tariffs on such imports ranging from 50% – 250%. In November 2021, the Department of Commerce rejected the petition, citing the petitioners’ ongoing anonymity as one of the reasons for its decision. In March 2022, the Department of Commerce announced it is initiating country-wide circumvention inquiries to determine whether imports of solar cell and panels produced in Cambodia, Malaysia, Thailand and Vietnam that use components from China are circumventing anti-dumping and countervailing duty orders on solar cells and panels from China. The Department of Commerce’s inquiries were initiated pursuant to a petition filed by Auxin Solar, Inc. on February 8, 2022.

While the investigation remains ongoing, in December 2022, the Department of Commerce announced its preliminary determination in the investigation. In its determination, the Department of Commerce found that certain Chinese solar manufacturers circumvented U.S. import duties by routing some of their operations through Cambodia, Malaysia, Thailand and Vietnam. Given the Department of Commerce preliminarily found that circumvention was occurring through each of the four Southeast Asian countries, the Department of Commerce made a “country-wide” circumvention finding, which designates each country as one through which solar cells and panels are being circumvented from China. However, companies in these countries will be permitted to certify they are not circumventing the U.S. import duties, in which case the circumvention findings may not apply. The Department of Commerce will take a number of additional steps before issuing a final determination. In particular, the Department of Commerce will conduct in-person audits to verify the information that was the basis of its preliminary determination. Furthermore, the Department of Commerce will gather public comments on the preliminary determination to consider before issuing its final determination. Notably, however, on June 6, 2022, the President of the United States issued an emergency declaration establishing a tariff exemption of two years for solar panels and cells imported from Cambodia, Malaysia, Thailand and Vietnam, delaying the possibility of the imposition of dumping duties until the end of such two-year period. In September 2022, the Department of Commerce issued its final rule effectuating the two-year exemption period, and new dumping duties will not be imposed on solar panels and cells imported from Cambodia, Malaysia, Thailand and Vietnam until the earlier of two years after the date of the emergency declaration or when the emergency is terminated. Tariffs may be reinstated following the exemption period, but imports of solar cells and panels will not be subject to retroactive tariffs during the exemption period. The addition of new dumping duties would significantly disrupt the supply of solar cells and panels to customers in the U.S., as a large percentage of solar cells and panels used in the U.S. are imported from Cambodia, Malaysia, Thailand and Vietnam. If imposed, these or similar tariffs could put upward pressure on prices of these solar products, which could reduce our ability to offer competitive pricing to potential customers.

In addition, in December 2021, the U.S. International Trade Commission recommended the President extend tariffs initially imposed in 2018 on imported crystalline silicon PV cells and panels for another four years, until 2026. Under Presidential Proclamation 10339, published in February 2022, former President Biden extended the tariff beyond the scheduled expiration date of February 6, 2022, with an initial tariff of 14.75%, which will gradually be reduced to 14% by the eighth year of the measure. Since such actions increase the cost of imported solar products, to the extent we or our subcontractors use imported solar products or domestic producers are able to raise their prices for their solar products, the overall cost of the solar energy systems will increase, which could inhibit our ability to offer competitive pricing in certain markets.

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

Furthermore, AD and CVD petitions filed on April 24, 2024, against solar cell and module exporters from Cambodia, Malaysia, Thailand, and Vietnam led to the Department of Commerce’s final affirmative determination in April 2025. AD and CVD measures (typically, in the form of tariffs) are used to remedy the economic advantage created by unfair foreign pricing and government subsidies. Importers must now post cash deposits at rates that differ markedly by country and by exporter or producer, with non-cooperating parties facing particularly high rates. These duties may be stacked on top of other existing tariffs. The Department of Commerce also upheld prior determinations that “critical circumstances” for certain importers, potentially exposing shipments made prior to the preliminary determinations to retroactive duty collection. This demonstrates that application of AD, CVD, and other trade measures can be complex, potentially involving the stacking of multiple tariff rates on single imported products and applying liabilities retroactively. This uncertainty may trigger unplanned costs, tighten margins, and slow growth for the company.

While we believe the tariffs and trade regulations described above have contributed to price increases for components that we purchase, we believe that these price increases are also due to a combination of other factors, including supply chain constraints, increased demand for solar systems in the U.S. and Europe, rising inflation, and higher labor, material, and shipping costs. We cannot predict what additional actions the U.S. may adopt with respect to tariffs or other trade regulations or what actions may be taken by other countries in retaliation for such measures. The tariffs described above, the adoption and expansion of trade restrictions, the occurrence of a trade war or other governmental action related to tariffs, trade agreements or related policies have the potential to adversely impact our supply chain and access to equipment, our costs and ability to economically serve certain markets. If additional measures are imposed or other negotiated outcomes occur, our ability or the ability of our subcontractors to purchase these products on competitive terms or to access specialized technologies from other countries could be further limited, which could adversely affect our business, financial condition and results of operations.

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

Our business depends on government policies that promote and support solar energy and enhance the economic viability of owning solar energy systems. U.S. federal, state and local governmental bodies provide incentives to owners, distributors, installers and manufacturers of solar energy systems to promote solar energy. These incentives include an investment tax credit and income tax credit offered by the federal government, as well as other tax credits, rebates and SRECs associated with solar energy generation. We rely on these incentives to lower our cost of capital and to attract investors, all of which enable us to lower the price we charge customers for our solar service offerings. These incentives have had a significant impact on the development of solar energy, but they could change at any time, as further described below. These incentives may also expire on a particular date, end when the allocated funding is exhausted, or be reduced, terminated or repealed without notice. The financial value of certain incentives may also decrease over time.

In December 2017, the Tax Cuts and Job Acts of 2017 (the “Tax Act”) was enacted. As part of the Tax Act, the corporate income tax rate was reduced, and there were other changes, including limiting or eliminating various other deductions, credits and tax preferences. The IRA implemented a corporate alternative minimum tax of 15% of financial statement income (subject to certain adjustments) for companies that report over $1 billion in profits to shareholders; similar to existing law, business credits (including solar energy credits) are limited to 75% of income in excess of $25,000 (with no limit against the first $25,000). We cannot predict whether and to what extent the U.S. corporate income tax rate will change under the Trump administration. The U.S. Congress is constantly considering changes to the tax code. Further limitations on, or elimination of, the tax benefits that support the financing of solar energy under current U.S. law could significantly and adversely impact our business.

The Trump administration is evaluating whether to seek reductions in the amount of federal tax credits available under the IRA. If this occurs, or if the federal government introduces other delays, reductions, or changes in policies that support the residential solar industry, including the tax credits available under the IRA, this could have an adverse effect on our business. Additionally, the above-described changes in the government’s trade policy, and possible changes in tax policy have contributed to investor and consumer uncertainty, and could contribute to a higher interest rate environment, which may further negatively impact our operations and financing costs. While it is difficult to predict specific outcomes at this time, we expect a period of regulatory and policy uncertainty in the near term.

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

As of December 31, 2024, a substantial majority of states had adopted net metering policies, including Florida, Texas, Missouri, Ohio and Illinois. Net metering policies allow homeowners to serve their own energy load using on-site generation while avoiding the full retail volumetric charge for electricity. Electricity that is generated by a solar energy system and consumed on-site avoids a retail energy purchase from the applicable utility, and excess electricity that is exported back to the electric grid generates a retail credit within a homeowner’s monthly billing period. At the end of the monthly billing period, if the homeowner has generated excess electricity within that month, the homeowner typically carries forward a credit for any excess electricity to be offset against future utility energy purchases. At the end of an annual billing period or calendar year, utilities either continue to carry forward a credit, or reconcile the homeowner’s final annual or calendar year bill using different rates (including zero credit) for the exported electricity.

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

We are required to comply with all applicable foreign, U.S. federal, state, and local laws and regulations regarding pollution control and protection of safety and the environment. These laws and regulations may include obligations relating to the release, emissions or discharge of materials into the air, water and ground, the generation, storage, handling, use, transportation and disposal of hazardous materials and wastes and the health and safety of our employees and other persons. Under some statutes and regulations, a government agency, or other parties, may seek recovery and response costs from owners or operators of property where releases of hazardous substances have occurred or are ongoing, even if the owner or operator was not responsible for such release or otherwise at fault. We use solar energy system and energy storage components that may contain toxic, volatile and otherwise hazardous substances in our operations. Any failure by us to control the use of, transport of, or to restrict adequately the discharge of, hazardous substances could subject us to, among other matters, potentially significant monetary damages and fines or liabilities or suspensions of our business operations. In addition, if more stringent laws and regulations are adopted in the future, the costs of compliance with these new laws and regulations could be substantial. If we fail to comply with present or future environmental laws and regulations, we may be required to pay substantial fines, suspend production or cease operations, or be subjected to other sanctions. Private parties may also have the right to pursue legal actions to enforce compliance as well as to seek damages for non-compliance with environmental laws and regulations or for personal injury or property damage.

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

We are subject to a number of federal and state laws and regulations, including the federal Occupational Safety and Health Act and comparable state statues, establishing requirements to protect the health and safety of workers. The OSHA hazard communication standard, the US EPA community right-to-know regulations under Title III of the federal Superfund Amendment and Reauthorization Act, and comparable state statutes, require maintenance of information about hazardous materials used or produced in operations and provision of this information to employees, state and local government authorities, and citizens. Other OSHA standards regulate specific worker safety aspects of our operations. Substantial fines and penalties can be imposed, and orders or injunctions limiting or prohibiting certain operations may be issued, in connection with any failure to comply with these laws and regulations.

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

Risks Related to Ownership of Zeo Securities

There can be no assurance that we will be able to comply with the continued listing standards of Nasdaq.

Our continued eligibility for listing on Nasdaq depends on our ability to comply with Nasdaq’s continued listing requirements.

On January 24, 2025, we received a letter from the Listing Qualifications Staff of Nasdaq notifying us that we are not in compliance with periodic requirements for continued listing set forth in Nasdaq Listing Rule 5250(c)(1) (the “Reporting Rule”) because our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 was not filed with the Securities and Exchange Commission by the required due date of March 31, 2025. The letter received from Nasdaq has no immediate effect on the listing or trading of our shares.

Under Nasdaq rules, we have until Monday, June 16, 2025 to submit a plan to regain compliance with Nasdaq Listing Rules. If Nasdaq accepts our plan, Nasdaq may grant an exception until Monday, October 13, 2025 to regain compliance with the Nasdaq Listing Rules.

While the filing of this Report means that we have regained compliance with the Nasdaq Listing Rules, we expect that we will not be able to remain in compliance as we anticipate that our Quarterly Report on Form 10-Q for the quarter ended March 31, 2025 will not be filed by the required due date.

If Nasdaq delists our common stock from trading on its exchange for failure to meet the Reporting Rule or any other listing standards, we and our stockholders could face significant material adverse consequences including:

●	a limited availability of market quotations for our securities;

●	a determination that our common stock is a “penny stock,” which will require brokers trading in our common stock to adhere to more stringent rules, possibly resulting in a reduced level of trading activity in the secondary trading market for our common stock;

●	a limited amount of analyst coverage; and

●	a decreased ability to issue additional securities or obtain additional financing in the future.

Sales of a substantial number of our securities in the public market by our existing securityholders could cause the price of our shares of Class A Common Stock and Warrants to fall.

Pursuant to a resale registration statement, selling securityholders can sell up to:

●	4,000,004 outstanding shares of Class A Common Stock issued to the Sponsor and certain former holders of ESGEN Class B ordinary shares, issued to such holders at an equity consideration value of $10.00 per share;

●	50,000 outstanding shares of Class A Common Stock issued to Piper Sandler & Co. at an equity consideration value of $5.00 per share;

●	1,838,430 shares of Class A Common Stock issuable upon exchange of an equivalent number of Convertible OpCo Preferred Units and Class V Common Stock issued to the Sponsor pursuant to the Sponsor Subscription Agreement at an equity consideration value of $10.00 per share;

●	33,730,000 shares of Class A Common Stock issuable upon exchange of an equivalent number of Exchangeable OpCo Units and Class V Common Stock issued to the Sellers pursuant to the Business Combination Agreement at an equity consideration value of $10.00 per share; and

●	500,000 shares of Class A Common Stock issuable to Sun Managers, LLC upon potential forfeiture of an equivalent number of shares of Class A Common Stock previously issued to Sponsor and certain former holders of ESGEN Class B ordinary shares at an equity consideration value of $10.00 per share.

The Initial Shareholders have agreed not to transfer an aggregate of 500,000 shares of Class A Common Stock until two years after the Closing (with such shares being forfeited upon the occurrence of a Convertible OpCo Preferred Unit Optional Conversion or a Convertible OpCo Preferred Unit Redemption within two years after Closing).

The sale of all or a portion of these securities could result in a significant decline in the public trading price of our securities. Despite such a decline in the public trading price, some of the selling securityholders may still experience a positive rate of return on the securities they purchased due to the price at which such selling securityholder initially purchased the securities. See “Risk Factors — Certain existing securityholders purchased, or may purchase, securities in the Company at a price below the current trading price of such securities, and may experience a positive rate of return based on the current trading price. Future investors in the Company may not experience a similar rate of return.“ below.

In addition, sales of a substantial number of our shares of Class A Common Stock and/or Warrants in the public market by the selling securityholders and/or by our other existing securityholders, or the perception that those sales might occur, could depress the market price of our Class A Common Stock and Warrants and could impair our ability to raise capital through the sale of additional equity securities. We are unable to predict the effect that such sales may have on the prevailing market price of our Class A Common Stock and Warrants.

Sales, or the perception of sales, of our Class A Common Stock by us or our existing stockholders in the public market could cause the market price for our Class A Common Stock to decline.

The sale of substantial amounts of shares Class A Common Stock in the public market, or the perception that such sales could occur, could harm the prevailing market price of the Class A Common Stock. These sales, or the possibility that these sales may occur, also might make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate.

Upon the expiration or waiver of the lock-up described in the risk factor above, shares held by certain of our stockholders will be eligible for resale. As restrictions on resale end, the market price of shares of Class A Common Stock could drop significantly if the holders of these shares sell them or are perceived by the market as intending to sell them. These factors could also make it more difficult for us to raise additional funds through future offerings of our shares of common stock or other securities.

In addition, the shares of our Class A Common Stock reserved for future issuance under the 2024 Plan will become eligible for sale in the public market once those shares are issued, subject to provisions relating to various vesting agreements, lock-up agreements and, in some cases, limitations on volume and manner of sale by affiliates under Rule 144, as applicable. The number of shares reserved and available for future issuance under the 2024 Plan currently equals  3,074,400 shares of Class A Common Stock.

We have filed a registration statement on Form S-8 under the Securities Act to register shares of our Class A Common Stock or securities convertible into or exchangeable for shares of our Class A Common Stock issued pursuant to our equity incentive plan. Such Form S-8 registration statement became automatically become effective upon filing. Accordingly, shares issued under such registration statement will be available for sale in the open market. The initial registration statement on Form S-8  covers 3,220,400 shares of Class A Common Stock.

Certain existing securityholders purchased, or may purchase, securities in the Company at a price below the current trading price of such securities, and may experience a positive rate of return based on the current trading price. Future investors in the Company may not experience a similar rate of return.

Certain stockholders in the Company, including certain of the selling securityholders, acquired, or may acquire, shares of our Class A Common Stock or Warrants at prices below the current trading price of our Class A Common Stock or Warrants, as applicable, and may experience a positive rate of return based on the current trading price.

For example, the Sponsor and the other Initial Shareholders can earn a positive rate of return on their investment if the trading price of Class A Common Stock is approximately $2.04 or more per share. Public stockholders may not be able to experience the same positive rates of return on securities they purchase due to the low price at which the Sponsor and the other Initial Shareholders purchased shares of our Class A Common Stock and Warrants.

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

We incur significant costs as a result of operating as a public company.

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

We have identified material weaknesses in our internal controls over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal controls over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, a material weakness exists in the Company’s internal control over financial reporting related to ineffective controls over period end financial disclosure and reporting processes, including not timely performing certain reconciliations and the completeness and accuracy of those reconciliations, and lack of effectiveness of controls over accurate accounting and financial reporting and reviewing the underlying financial statement elements, and recording incorrect journal entries that also did not have the sufficient review and approval.

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

Additionally, management has considered and reviewed the errors which occurred in revenue and cost of goods sold cutoff, accounts payable, accrued liabilities, stock compensation, expense classification, prepaid expenses, operating lease cash flow classification and finance lease arrangements. Management has determined that controls are not designed effectively in these areas. To mitigate future misstatements in these areas management will implement the following procedures at the end of each reporting period:

1.	Accounts Payable – Review the accounts payable with the executive team to inquire about any invoices not sent to accounts payable.

2.	Accrued Liabilities – Review the accrued liabilities detail with the executive team to determine if there are any expenses/liabilities for which the company should accrue an expense which has not yet been recognized.

3.	Stock Compensation – Review with the CEO and legal counsel the list of stock grants which have been made and ask if there have been any other grants made which should be included in the analysis.

4.	Classification of expenses – Review the expense classification with the executive team to determine all expenses are properly classified.

5.	Classification of financing agreements – Review the financing agreements with the executive team to determine proper classification of the agreements as debt or finance lease.

6.	Prepaid expenses – Review prepaid expenses with the executive team to determine if all prepaid expenses have been properly recorded for future services to be rendered and subsequently amortized.

7.	Revenue and cost of goods sold cut off – Review revenue and related cost of goods sold with executive team to determine if revenue and related cost of goods sold is properly recognized. We cannot assure you that these measures will significantly improve or remediate the material weaknesses described above. The implementation of these remediation measures is in the early stages and will require validation and testing of the design and operating effectiveness of our internal controls over a sustained period of financial reporting cycles and, as a result, the timing of when we will be able to fully remediate the material weaknesses is uncertain. If the steps we take do not remediate the material weaknesses in a timely manner, there could be a reasonable possibility that these control deficiencies or others may result in a material misstatement of our annual or interim financial statements that would not be prevented or detected on a timely basis. This, in turn, could jeopardize our ability to comply with our reporting obligations, limit our ability to access the capital markets and adversely impact our stock price.

We and our independent registered public accounting firm were not required to perform an evaluation of our internal control over financial reporting as of December 31, 2024 in accordance with the provisions of the Sarbanes-Oxley Act. Accordingly, we cannot assure you that we have identified all, or that we will not in the future have additional, material weaknesses. Material weaknesses may still exist when we report on the effectiveness of our internal control over financial reporting as required by reporting requirements under Section 404.

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

The trading price of shares of Class A Common Stock is likely to be volatile. The stock market recently has experienced extreme volatility. This volatility often has been unrelated or disproportionate to the operating performance of particular companies. You may not be able to resell your shares of Class A Common Stock at an attractive price due to a number of factors such as the following:

●	results of operations that vary from the expectations of securities analysts and investors;

●	results of operations that vary from those of Zeo’s competitors;

●	changes in expectations as to Zeo’s future financial performance, including financial estimates and investment recommendations by securities analysts and investors;

●	declines in the market prices of stocks generally;

●	strategic actions by Zeo or its competitors;

●	announcements by Zeo or its competitors of significant contracts, acquisitions, joint ventures, other strategic relationships or capital commitments;

●	any significant change in Zeo’s management;

●	changes in general economic or market conditions (including changes in interest rates or inflation) or trends in Zeo’s industry or markets;

●	changes in business or regulatory conditions, including new laws or regulations or new interpretations of existing laws or regulations applicable to Zeo’s business;

●	future sales of Class A Common Stock or other securities;

●	dilution as a result of future exercises of Warrants, conversion of the Convertible OpCo Preferred Units or exchanges of the Exchangeable OpCo Units;

●	investor perceptions of the investment opportunity associated with Class A Common Stock relative to other investment alternatives;

●	the public’s response to press releases or other public announcements by Zeo or third parties, including Zeo’s filings with the SEC;

●	litigation involving Zeo, Zeo’s industry, or both, or investigations by regulators into the Board, Zeo’s operations or those of Zeo’s competitors;

●	guidance, if any, that Zeo provides to the public, any changes in this guidance or Zeo’s failure to meet this guidance;

●	the development and sustainability of an active trading market for Class A Common Stock;

●	actions by institutional or activist stockholders;

●	changes in accounting standards, policies, guidelines, interpretations or principles; and

●	other events or factors, including those resulting from pandemics, natural disasters, war, acts of terrorism or responses to these events.

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

Warrants issued in the IPO are exercisable for Class A Common Stock, which would increase the number of shares eligible for future resale in the public market and result in dilution to the stockholders of Zeo.

Outstanding Warrants to purchase an aggregate of 13,800,000 shares of Class A Common Stock are exercisable in accordance with the terms of the warrant agreement governing those securities. The exercise price of these Warrants is $11.50 per share. To the extent such Warrants are exercised, additional shares of Class A Common Stock will be issued, which will result in dilution to the then existing holders of Class A Common Stock and increase the number of shares eligible for resale in the public market.

Zeo stockholders may experience significant dilution as a result of a Convertible OpCo Preferred Unit Conversion.

Subject to the conditions described in the OpCo A&R LLC Agreement, the holder of the Convertible OpCo Preferred Units may, or OpCo may require the holder of such Convertible OpCo Preferred Units to, convert all of such holder’s Convertible OpCo Preferred Units into such number of Exchangeable OpCo Units as determined by the conversion ratio applicable to the respective Convertible OpCo Preferred Unit Conversion. Upon the occurrence of a conversion of Convertible OpCo Preferred Units into Exchangeable OpCo Units, all Exchangeable OpCo Units received as a result of such conversion shall be immediately exchanged (together with an equal number of shares of Class V Common Stock) into an equal number of shares of Class A Common Stock. Accordingly, if the Convertible OpCo Preferred Units are converted into Exchangeable OpCo Units and immediately thereafter exchanged for shares of Class A Common Stock, holders of Class A Common Stock could experience significant dilution. Further, if the holders of the shares of Class A Common Stock issued as a result of a Convertible OpCo Preferred Unit Conversion dispose of a substantial portion of such shares of Class A Common Stock in the public market, whether in a single transaction or series of transactions, it could adversely affect the market price for the Class A Common Stock. These sales, or the possibility that these sales may occur, could make it more difficult for Zeo or its stockholders to sell shares of Class A Common Stock in the future.

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

Zeo intends to retain future earnings, if any, for future operations, expansion (which may include potential acquisitions) and debt repayment, and there are no current plans to pay any cash dividends for the foreseeable future. The declaration, amount and payment of any future dividends on shares of Class A Common Stock will be at the sole discretion of the Board. The Board may take into account general and economic conditions, Zeo’s financial condition and results of operations, Zeo’s available cash and current and anticipated cash needs, capital requirements, contractual, legal, tax and regulatory restrictions, implications of the payment of dividends by Zeo to its stockholders or by its subsidiaries to it and such other factors as the Board may deem relevant. As a result, you may not receive any return on an investment in the shares of Class A Common Stock unless you sell such shares for a price greater than that which you paid for it.

Zeo may issue additional shares of Class A Common Stock or other equity securities without seeking approval of its stockholders, which would dilute your ownership interests and may depress the market price of Class A Common Stock.

Zeo has Warrants outstanding to purchase up to an aggregate of 13,800,800 shares of Class A Common Stock. Additionally, Zeo will issue shares of Class A Common Stock to (i) the holders of Convertible OpCo Preferred Units upon the occurrence of a Convertible OpCo Preferred Unit Conversion and (ii) the Sellers upon the conversion of Seller OpCo Units (together with an equal number of shares of Seller Class V Common Stock) into Class A Common Stock. Further, Zeo may choose to seek third-party financing to provide additional working capital for Zeo’s business, in which event Zeo may issue additional shares of Class A Common Stock or other equity securities. Zeo may also issue additional shares of Class A Common Stock or other equity securities of equal or senior rank in the future for any reason or in connection with, among other things, future acquisitions, the redemption of outstanding Warrants or repayment of outstanding indebtedness, without stockholder approval, in a number of circumstances.

The issuance of additional shares of Class A Common Stock or other equity securities of equal or senior rank would have the following effects:

●	Zeo’s existing stockholders’ proportionate ownership interest in Zeo will decrease;

●	the amount of cash available per share, including for payment of dividends in the future, may decrease;

●	the relative voting strength of each previously outstanding share of Class A Common Stock may be diminished; and

●	the market price of the shares of Class A Common Stock may decline.

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

The ability of Zeo’s management to require holders of Warrants to exercise such Warrants on a cashless basis will cause holders to receive fewer shares of Class A Common Stock upon their exercise of such Warrants than they would have received had they been able to exercise such Warrants for cash.

If Zeo calls the Warrants for redemption after the redemption criteria have been satisfied, Zeo’s management will have the option to require any holder that wishes to exercise Warrants to do so on a “cashless basis.” If Zeo’s management chooses to require holders to exercise their Warrants on a cashless basis, the number of shares of Class A Common Stock received by a holder upon exercise will be fewer than it would have been had such holder exercised his, her or its Warrants for cash. This will have the effect of reducing the potential “upside” of the holder’s investment in Zeo.

Zeo may redeem unexpired Warrants prior to their exercise at a time that is disadvantageous for holders of Warrants.

Zeo may redeem outstanding Warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per Warrant; provided, that the last reported sales price of shares of Class A Common Stock equals or exceeds $18.00 per share for any 20 trading days within a 30 trading-day period ending on the third business day prior to the date Zeo sends the notice of redemption to the holders of Warrants. If and when the Warrants become redeemable by Zeo, Zeo may exercise its redemption right if there is a current registration statement in effect with respect to the shares of Class A Common Stock underlying such Warrants. Redemption of the outstanding Warrants could force you to: (i) exercise your Warrants and pay the related exercise price at a time when it may be disadvantageous for you to do so; (ii) sell your Warrants at the then-current market price when you might otherwise wish to hold your Warrants; or (iii) accept the nominal redemption price which, at the time the outstanding Warrants are called for redemption, is likely to be substantially less than the market value of your Warrants.

In the event Zeo determines to redeem any Warrants, holders of such Warrants would be notified of such redemption as described in the warrant agreement governing the Warrants. Specifically, in the event that Zeo elects to redeem all of the redeemable Warrants as described above, Zeo will fix a Warrant redemption date. Notice of redemption will be mailed by first class mail, postage prepaid, by Zeo not less than 30 days prior to such date to the registered holders of the redeemable Warrants to be redeemed at their last addresses as they appear on the registration books. Any notice mailed in the manner provided in the warrant agreement governing the Warrants will be conclusively presumed to have been duly given whether or not the registered holder received such notice. In addition, beneficial owners of the redeemable Warrants will be notified of such redemption via Zeo’s posting of the redemption notice to DTC.

If Zeo’s performance does not meet market expectations, the price of its securities may decline.

If Zeo’s performance does not meet market expectations, the price of the Class A Common Stock may decline. Fluctuations in the price of the Class A common Stock could contribute to the loss of all or part of your investment. If an active market for Class A Common Stock develops and continues, the trading price of the Class A Common Stock could be volatile and subject to wide fluctuations in response to various factors, some of which are beyond its control.

Any of the factors listed below could have a material adverse effect on your investment in the Class A Common Stock and it may trade at prices significantly below the price you paid for them. Factors affecting the trading price of Class A Common Stock may include:

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

Broad market and industry factors may depress the market price of the Class A Common Stock irrespective of Zeo’s operating performance. The stock market in general and the Nasdaq have experienced price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of the particular companies affected.

The trading prices and valuations of these stocks, and of Zeo’s securities, may not be predictable. A loss of investor confidence in the market for solar energy or the stocks of other companies which investors perceive to be similar to Zeo could depress its stock price regardless of its business, prospects, financial conditions or results of operations. A decline in the market price of the Class A Common Stock also could adversely affect its ability to issue additional securities and its ability to obtain additional financing in the future.

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

Our governing documents and the DGCL contain provisions that could have the effect of rendering more difficult, delaying, or preventing an acquisition deemed undesirable by the Board and therefore depress the trading price of Class A Common Stock. These provisions could also make it difficult for stockholders to take certain actions, including electing directors who are not nominated by the current members of the Board or taking other corporate actions, including effecting changes in the management of Zeo. Among other things, our governing documents include provisions regarding:

●	the ability of the Board to issue shares of preferred stock, including “blank check” preferred stock and to determine the price and other terms of those shares, including preferences and voting rights, without stockholder approval, which could be used to significantly dilute the ownership of a hostile acquirer;

●	the limitation of the liability of, and the indemnification of, Zeo’s directors and officers;

●	the exclusive right of the Board to elect a director to fill a vacancy created by the expansion of the Board or the resignation, death or removal of a director, which prevents stockholders from being able to fill vacancies on the Board;

●	the requirement that, subject to the special rights of the holders of one or more series of preferred stock, special meetings of the stockholders may be called only (i) by or at the direction of the Board, the Chairperson of the Board or the Chief Executive Officer, in each case, in accordance with our bylaws or (ii) for so long as the holders of shares of the Class V Common Stock beneficially own, directly or indirectly, a majority of the total voting power of stock entitled to vote generally in election of directors, by or at the request of stockholders collectively holding shares of capital stock of Zeo representing a majority of the total voting power of stock entitled to vote generally in election of directors, which could delay the ability of stockholders to force consideration of a proposal or to take action, including the removal of directors;

●	controlling the procedures for the conduct and scheduling of the Board and stockholder meetings;

●	the requirement for the affirmative vote of holders of at least 2/3 of the voting power of all of the then outstanding shares of the voting stock, voting together as a single class, to amend, alter, change or repeal certain provisions of the Charter, which could preclude stockholders from bringing matters before annual or special meetings of stockholders, delay changes in Zeo and inhibit the ability of an acquirer to effect such amendments to facilitate an unsolicited takeover attempt;

●	the ability of the Board to amend our bylaws, which may allow the Board to take additional actions to prevent an unsolicited takeover and inhibit the ability of an acquirer to amend our bylaws to facilitate an unsolicited takeover attempt; and

●	advance notice procedures with which stockholders must comply to nominate candidates to the Board or to propose matters to be acted upon at a stockholders’ meeting, which could preclude stockholders from bringing matters before annual or special meetings of stockholders, delay changes in the Board and discourage or deter a potential acquirer from conducting a solicitation of proxies to elect the acquirer’s own slate of directors or otherwise attempting to obtain control of Zeo.

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

We are a holding company. Our only material asset is our equity interest in OpCo, and we are accordingly dependent upon distributions from OpCo to pay taxes, make payments under the Tax Receivable Agreement and cover our corporate and other overhead expenses.

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

We are required to make payments under the Tax Receivable Agreement for certain tax benefits that we may claim, and the amounts of such payments could be significant.

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

If we experience a change of control (as defined under the Tax Receivable Agreement, which includes certain mergers, asset sales and other forms of business combinations) or the Tax Receivable Agreement otherwise terminates early (at our election or as a result of our breach or the commencement of bankruptcy or similar proceedings by or against us), our obligations under the Tax Receivable Agreement would accelerate and we would be required to make an immediate payment equal to the present value of the anticipated future payments to be made by us under the Tax Receivable Agreement, and it is expected that such payment would be substantial. The calculation of anticipated future payments would be based upon certain assumptions and deemed events set forth in the Tax Receivable Agreement, including (i) that we have sufficient taxable income to fully utilize the tax benefits covered by the Tax Receivable Agreement, and (ii) that any OpCo Units (other than those held by us) outstanding on the termination date are deemed to be redeemed on the termination date. If we were to experience a change of control or the Tax Receivable Agreement was otherwise terminated as of the Closing Date, we estimate that the early termination payment would be approximately $18.6 million. The foregoing amount is merely an estimate, and the actual payment could differ materially. The aggregate amount of payments that are actually made under the Tax Receivable Agreement could substantially exceed the estimated termination payment described above.

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

In certain circumstances, OpCo is required to make tax distributions to the OpCo unitholders, including us, and the tax distributions that OpCo is required to make may be substantial. The OpCo tax distribution requirement may complicate our ability to maintain our intended capital structure.

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

The Audit Committee receives updates from members of management on our cybersecurity risks at its quarterly meetings, and reviews metrics about cyber threat response preparedness, program maturity, risk mitigation status, and the current and emerging threat landscape. In addition, management provides updates to the Audit Committee, as necessary, regarding any material cybersecurity threats or incidents, as well as any incidents with lesser impact potential.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

(a) Market Information

The Class A Common Stock and publicly traded warrants are traded on Nasdaq under the symbols “ZEO” and “ZEOWW,” respectively.

(b) Holders

On May 19, 2025, there were 86 holders of record of our Class A Common Stock, and one holder of record of our warrants.

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

(d) Recent Sales of Unregistered Securities; Use of Proceeds from Registered Offerings

None.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis summarizes the significant factors affecting our operating results, financial condition, liquidity and cash flows as of and for the periods presented below. The following discussion and analysis should be read in conjunction with our financial statements and the related notes thereto included elsewhere in this Report. The discussion contains forward-looking statements that are based on the beliefs of management, as well as assumptions made by, and information currently available to, management. Actual results could differ materially from those discussed in or implied by forward-looking statements as a result of various factors, including those discussed below and elsewhere in this Report, particularly in the sections titled “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements.”

Unless the context otherwise requires, references in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” to “Zeo,” “we”, “us”, “our”, and the “Company” are intended to refer to (i) following the Business Combination (as defined below), the business and operations of Zeo and its consolidated subsidiaries, and (ii) prior to the Business Combination, Sunergy (the predecessor entity in existence prior to the consummation of the Business Combination) and its consolidated subsidiary.

Overview

Our company and personnel are passionate about delivering cost savings and increased independence and reliability to energy consumers. Our mission is to expedite the country’s transition to renewable energy by offering our customers an affordable and sustainable means of achieving energy independence. We are a vertically integrated company offering energy solutions and services that include sale, design, procurement, installation, and maintenance of residential solar energy systems. Many of our solar energy system customers also purchase other energy efficient-related equipment or services or roofing services from us. The majority of our customers are located in Florida, Texas, Arkansas, Missouri, Ohio, and Illinois, and we have an expanding base of customers in California, Colorado, Minnesota, Missouri, Ohio, Utah, and Virginia. Sunergy was created on October 1, 2021 through the Contribution of Sun First Energy, LLC, a rapidly growing solar sales management company, and Sunergy Solar, LLC, a large solar installation company based in Florida, to Sunergy Renewables, LLC.

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

Since our founding, we have continued to invest in a platform of services and tools to enable large scale operations for us and our partner network, which includes sales partners, installation partners and other strategic partners. The platform includes processes and software, as well as the capacity for the fulfillment and acquisition of marketing leads. We believe our platform empowers our in-house sales team and external sales dealers to profitably serve our regional and underpenetrated markets and helps us compete effectively against larger, more established industry players without making significant investment in technology and infrastructure.

We have focused to date on a simple, capital light business strategy utilizing, as of December 31, 2024, approximately 290 sales agents and approximately 22 independent sales dealers to produce our sales pipeline. We engineer and design projects and process building permit applications on behalf of our customers to timely install their systems and assist their connections to the local utility power grid. Most of the equipment we install is drop-shipped to the installation site by our regional distributors, requiring minimal inventory to be held by the Company during any given period. We depend on our distributors to timely handle logistics and related requirements in moving equipment to the installation sites. In addition to our main offering of residential solar energy systems, we sell and install products such as roofing, insulation, energy efficient appliances and battery storage systems for the residential market.

We believe that continued government policy support of solar energy and increasing conventional utility costs provide the solar energy market with material headwinds for accelerating adoption in the United States, which currently lags other international markets, including Australia and Europe. The majority of our customers are located in Florida, Texas, Arkansas, Missouri, Ohio and Illinois and we have an expanding base of customers in California, Colorado, Minesota, Utah and Virginia. We plan to continue to enter new markets selectively where favorable net metering policies or cost incentives exist and we can implement efficient operations. Most of our sales were generated in Florida in 2023 and were largely split between Florida and Ohio in 2024. We have focused on improving our operational efficiency to meet the decrease in revenues we faced in 2024

Our core solar service offerings are paid for by customer purchases and financed through either third-party long-term lenders or third-party operators who offer leasing products that provide customers with simple, predictable pricing for solar energy that is insulated from rising retail electricity prices. Most of our customers finance their purchases with affordable loans or leases that require minimal or no upfront capital or down payment.

Recent Developments

On October 25, 2024, the Company closed an Asset Purchase Agreement with Lumio Holdings, Inc., a Delaware corporation, and Lumio HX, Inc., a Delaware corporation, pursuant to which, subject to the terms and conditions set forth in the Asset Purchase Agreement, the Company agreed to acquire certain assets of the Sellers on an as-is, where-is basis, including uninstalled residential solar energy contracts, certain inventory, intellectual property and intellectual property rights, equipment, records, goodwill and other intangible assets, free and clear of any liens other than certain specified liabilities of the Sellers that are being assumed for a total purchase price of (i) $4 million in cash and (ii) 6,206,897 shares of the Company’s Class A Common Stock, par value $0.0001, to be paid to LHX Intermediate, LLC, a Delaware limited liability company. The Asset Purchase Agreement contains customary representations, warranties and covenants of the parties for a transaction involving the acquisition of assets from a debtor in bankruptcy, including the condition that the bankruptcy court enter an order authorizing and approving the Transaction.

Business Combination

On March 13, 2024, we consummated the Business Combination with ESGEN Acquisition Corp. Prior to the Closing, (i) except as otherwise specified in the Business Combination Agreement, each issued and outstanding ESGEN Class B ordinary share was converted into one ESGEN Class A ordinary; and (ii) ESGEN was domesticated into the State of Delaware so as to become a Delaware corporation. In connection with the Closing, we changed our name from “ESGEN Acquisition Corporation” to “Zeo Energy Corp.”

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

Additional factors that were considered include the following:

●	Since the Business Combination, the Board has been comprised of one individual designated by ESGEN and five individuals designated by Sunergy.

●	Since the Business Combination, management of the Company has been the existing management at Sunergy immediately prior to the Business Combination. The individual that was serving as the chief executive officer and chief financial officer of Sunergy’s management team immediately prior to the Business Combination continued substantially unchanged upon completion of the Business Combination.

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

The following table sets forth these metrics for the periods presented:

	Year Ended December 31,
(In thousands, except percentages)	2024	2023
Revenue, net	$73,244	$109,691
Gross Profit	34,395	49,810
Gross Margin	47.0%	45.4%
Contribution profit	$14,558	$19,733
Contribution margin	19.9%	18.0%
(Loss) income from operations	$(10,830)	$5,139
Net (loss) income	$(9,872)	$4,845
Adjusted EBITDA	$1,958	$6,981
Adjusted EBITDA margin	2.7%	6.4%

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

Tariffs and Inflation. We are seeing an increase in the costs of labor and components as the result of higher inflation rates. In particular, we are experiencing an increase in raw material costs and supply chain constraints, which may continue to put pressure on our operating margins and increase our costs. Increased tariffs will likely result in an increase in the cost of our raw materials which are sourced both domestically and abroad. We do not have information that allows us to quantify the specific amount of cost increases attributable to inflation or tariffs.

Expansion of Residential Sales into New Markets. Our future revenue growth is, in part, dependent on our ability to expand our product offerings and services in the select residential markets where we operate. As of December 31, 2024, we have operations in eight states and service customers in 16 states. We primarily generate revenue from our sales, product offerings and services in the residential housing market. To continue our growth, we intend to expand our presence in the residential market into additional states based on markets underserved by national sales and installation providers that also have favorable incentives and net metering policies. We believe that our entry into new markets will continue to facilitate revenue growth and customer diversification.

Expansion of New Products and Services. We offer roofing replacements to facilitate our solar installations and to repair rooftops on homes in Florida damaged by severe weather. We plan to expand our roofing business in all markets we enter in the future. Roofing facilitates a faster processing time for our solar installations in cases where the customer is in need of a roof replacement prior to installing a solar system. In addition, to provide more financing options for our prospective residential solar energy customers, we have partnered with several third-party operators which allows our customers to choose a leasing option to finance their systems. We will continue to work with financing partners to find products which best meet the needs of our customers and help them to reduce the cost of their energy consumption.

Adding New Customers and Expansion of Sales with Existing Customers. We intend to continue to grow our in-house sales force and external sales dealers. Through 2024, our in-house sales have been generated through a summer-sales effort. In 2025, we will introduce a year-round sales team with sales representatives who live in the markets where they sell. Our efforts to increase sales will be focused on increasing the concentration of sales in the markets where we operate, improving operational efficiency. We provide competitive compensation packages to our in-house sales teams and external sales dealers, which incentivizes the acquisition of new customers.

Interest rates. Interest rate increases for both short-term and long-term debt have stabilized but remain high. Historically, most of our customers have financed the purchase of their solar systems. Higher interest rates have resulted in higher monthly costs to customers, which has the effect of slowing the financing-related sales of solar systems in the areas in which we sell and operate. We do not have information that allows us to quantify the adverse effects attributable to increased interest rates. Lease financing products have become popular with our customers as the third-party operators can offer a monthly payment lower than a loan product. The company will continue to offer both loan and lease financing products to our customers.

Managing our Supply Chain. We rely on contract manufacturers and suppliers to produce our components. Our suppliers are generally meeting our materials needs and we are realizing a decrease in pricing for our solar components compared to the prior year. We do not anticipate continued decrease in pricing in the coming year. Our ability to grow depends, in part, on the ability of our contract manufacturers and suppliers to provide high quality services and deliver components and finished products on time and at reasonable costs. In the event we are unable to mitigate the impact of delays and/or price increases in raw materials, electronic components and freight, it could delay the manufacturing and installation of our systems, which would adversely impact our cash flows and results of operations, including revenue and contribution margin.

Components of Condensed Consolidated Statements of Operations

Revenue, net

Our primary source of revenue is the sale of our residential solar systems. Our systems are fully functional at the time of installation and require an inspection prior to interconnection to the utility power grid. We sell our systems primarily direct to end user customers for use in their residences. When a customer uses a third-party operator (TPO) lease to finance their system, the TPO is the contracted customer with ZEO. Upon installation inspection, we satisfy our performance obligation and recognize revenue. Many of the Company’s customers finance their obligations with third parties. In these situations, the finance company deducts their financing fees and remits the net amount to the Company. Revenue is recorded net of these financing fees (and/or dealer fees). The volume of sales and installations of rooftop solar systems, our primary product, increase from April to September when a majority of our sales teams are most active in our areas of service. In addition to sales of solar systems, “adders” or accessories to a sale may include roofing, energy efficient appliances, upgraded insulation and/or energy storage systems. All adders consisted of less than 10% of the total revenue, net in each of the year ended December 31, 2024, and 2023.

Our revenue is affected by changes in the volume and average selling prices of our solutions and related accessories, supply and demand, sales incentives and fluctuating interest rates that increase or decrease the monthly payments for customers purchasing systems through third party financing. Approximately 5% of our sales were paid in cash by the customer in each of the year ended December 31, 2024, and 2023. Our revenue growth is dependent on our ability to compete effectively in the marketplace by remaining cost competitive, developing and introducing new sales teams within existing and new territories, scaling our installation teams to keep up with demand and maintaining a strong internal operations team to process orders while working with building departments and utilities to permit and interconnect our customers to the utility grid.

Cost of Goods Sold

Cost of goods sold consists primarily of product costs (including solar panels, inverters, metal racking, connectors, shingles, wiring, warranty costs and logistics costs), installation labor, vehicle costs, and permitting costs.

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

General and administrative expenses consist primarily of personnel-related expenses for our executive, finance, human resources, information technology, operations support and software, facilities costs and fees for professional services. Fees for professional services consist primarily of outside legal, accounting and information technology consulting costs.

Depreciation and amortization consist primarily of depreciation of our vehicles, furniture and fixtures, internally developed software and amortization of our acquired intangibles.

Other income (expenses), net

Other income (expenses), net primarily consists of change in fair value of warrant liabilities and interest income. It also includes interest income on our cash balances, and accrued interest on tariffs previously paid and approved for a refund.

Year Ended December 31, 2024, Compared to Year Ended December 31, 2023

The following table sets forth a summary of our consolidated statements of operations for the periods presented:

	Year ended December 31,		Change
	2024	2023	$	%
Revenue, net	$73,244,083	$109,691,001	$(36,446,918)	(33.2)%
Costs and expenses:
Cost of goods sold (exclusive of depreciation and amortization)	38,021,519	59,436,674	(21,415,155)	(36.0)%
Depreciation and amortization	4,836,538	1,841,874	2,994,664	162.6%
Sales and marketing	19,587,073	30,324,059	(10,736,986)	(35.4)%
General and administrative	21,628,725	12,949,067	8,679,658	67.0%
Total operating expenses	84,073,855	104,551,674	(20,447,819)	(19.6)%
(Loss) income from operations	(10,829,772)	5,139,327	(15,969,099)	(310.7)%
Other income (expense), net:
Other income (expense), net	233,151	(183,401)	416,552	(227.1)%
Change in fair value of warrant liabilities	69,000	-	69,000	-%
Interest expense	(333,539)	(110,857)	(222,682)	200.9%
Total other income (expense), net	(31,388)	(294,258)	262,870	(89.3)%
Net (loss) income before taxes	$(10,861,160)	$4,845,069	$(15,706,229)	(324,2)%

Revenue, net

Revenue, net decreased by approximately $36.4 million, from $109.7 million for the year ended December 31, 2023 to $73.2 million for the year ended December 31, 2024. The decrease was primarily due to the effect of higher interest rates on consumer financing. The increased cost of consumer lending reduced the advantage provided by financed solar power relative to standard utility costs, which negatively affected the demand for our products. The more difficult selling environment resulted in a decrease in sales from our sales force and dealer network.

Cost of Goods Sold

Cost of goods sold decreased by $21.4 million, from $59.4 million for the year ended December 31, 2023 to $38.0 million for the year ended December 31, 2024. The decrease was due to the decrease in revenue. As a percentage of revenue, the cost of goods sold was 52.4% for the year ended December 31, 2024, which was consistent with the year ended December 31, 2023.

Depreciation and amortization

Depreciation and amortization increased by $3.0 million, from $1.8 million for the year ended December 31, 2023, to $4.8 million for the year ended December 31, 2024. The increase was due to an increase in the amortization of the cost of acquired contracts from the Lumio Asset Purchase Agreement.

Sales and Marketing

Sales and marketing expenses decreased by $10.7 million, from $30.3 million for the year ended December 31, 2023 to $19.6 million for the year ended December 31, 2024. The decrease was primarily due to a result of a reduction in commissions earned due to the decrease in revenue.

General and Administrative expenses

General and administrative expenses increased by $8.7 million from $12.9 million for the year ended December 31, 2023 to $21.6 million for the year ended December 31, 2024. The increase was primarily due to $7.8 million of stock compensation expense in 2024 of which there was none in 2023.

Other income (expense), net

Other income (expense), net increased from $294,258 of other expense to $31,388 of income primarily due to a decrease in losses on the disposition of assets, a gain on fair value of warrant liabilities and an increase in interest income partly offset by an increase in interest expense.

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

As of December 31, 2024 and 2023, our cash and cash equivalents balance was approximately $5.6 million and $8.0 million, respectively. The Company maintains its cash in checking and savings accounts.

Our future capital requirements depend on many factors, including our revenue growth rate, the timing and extent of our spending to support further sales and marketing, the degree to which we are successful in launching new business initiatives and the cost associated with these initiatives, and the growth of our business generally.

In order to finance these opportunities and associated costs, it is possible that we will need to raise additional capital through either debt or equity financing. In December of 2024, we entered into a the Promissory Note for $2.4 million to help fund the creation of a year-round sales team.

While we believe that our cash and cash equivalents will be sufficient to meet our currently contemplated business needs for the next twelve months, we cannot assure you that this will be the case. If additional financing is required by us from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital on acceptable terms when needed, our business, results of operations and financial condition would be materially and adversely affected.

Cash Flows

The following table summarizes our cash flows for the periods presented:

	Year ended December 31,
	2024	2023	Change
Net cash (used in) provided by operating activities	$(8,716,717)	$11,977,134	$(20,693,851)
Net cash (used in) investing activities	(7,369,137)	(1,034,666)	(6,334,471)
Net cash provided by (used in) financing activities	13,697,663	(5,188,468)	18,886,131

Cash flows from operating activities

Net cash used in operating activities was approximately $8.7 million during the year ended December 31, 2024 compared to a net cash provided by operating activities of approximately $12.0 million during year ended December 31, 2023. The decrease was primarily due to an increase in accounts receivable. Accounts receivable increased as our customers transitioned to financing their systems through lease arrangements. Revenues associated with lease arrangements were 64% of sales in 2024 compared to 21% in 2023. In loan arrangements, 100% of the cash is received shortly after installation. Loan arrangements provide for a holdback of 20% of the cash due until the customer has received permission to operate from the utility, which delays full payment of products by 90-120 days past installation.

Cash flows from investing activities

Net cash used in investing activities was approximately $7.4 million for the year ended December 31, 2024. The company used $4.0 million for the Lumio asset purchase, $3.0 million to issue debt to a related party, and $0.4 million to purchase property and equipment. Net cash used in investing activities for the year ended December 31, 2023 was approximately $1.0 million, relating to purchases of vehicles.

Cash flows from financing activities

Net cash provided by financing activities was approximately $13.7 million for the year ended December 31, 2024, primarily relating to $9.2 million in net proceeds from the issuance of convertible preferred stock at the time of the Business Combination, $2.7 million from a private placement to finance the Lumio asset purchase and $2.4 million from a convertible promissory note with a related party, offset by principal payments on debt and dividends paid on convertible preferred stock. Net cash used in financing activities for the year ended December 31, 2023 was approximately $5.2 million, primarily relating to distributions to members.

Current Indebtedness

The Company has approximately $3.6 million in trade-credit with solar equipment distributors, approximately $0.8 million of debt on service trucks and vehicles valued at approximately $1.3 million, net of depreciation and $2.4 million in a convertible promissory note with a related party.

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

The following table provides a reconciliation of gross profit to contribution profit for the periods presented:

	Year ended December 31,
	2024	2023
Total revenue	$73,244,083	$109,691,001
Less: Cost of goods sold (exclusive of depreciation and amortization shown below)	38,021,519	59,436,674
Less: Depreciation and amortization related to Cost of goods sold	827,848	444,663
Gross Profit	$34,394,716	$49,809,664
Adjustment:
Depreciation and amortization	4,008,690	1,397,211
Commissions expense	15,827,850	28,679,176
Contribution Profit	14,588,176	19,733,277
Gross Margin	47.0%	45.4%
Contribution margin	19.9%	18.0%

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

	Year ended December 31,
	2024	2023
Net (loss) income	$(9,872,358)	$4,845,069
Adjustment:
Other income, net	(233,151)	183,401
Change in fair value of warrant liabilities	(69,000)	-
Interest expense	333,539	110,857
Income tax benefit	(988,802)	-
Stock compensation	7,951,248	-
Depreciation and amortization	4,836,538	1,841,874

Adjusted EBITDA	1,958,014	6,981,201

Net (loss) income margin	(13.5)%	4.4%

Adjusted EBITDA margin	2.7%	6.4%

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

Goodwill is not amortized but is tested for impairment annually, or more frequently if an event occurs or circumstances change that would more likely than not result in an impairment of goodwill. First, the Company assesses qualitative factors to determine whether or not it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the Company concludes that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the Company conducts a quantitative goodwill impairment test comparing the fair value of the applicable reporting unit with its carrying value. If the carrying amount of the reporting unit exceeds the fair value of the reporting unit, the Company recognizes an impairment loss in the condensed consolidated statements of operations for the amount by which the carrying amount exceeds the fair value of the reporting unit. The Company performs its annual goodwill impairment test at December 31 of each year. There was no goodwill impairment recorded for the year ended December 31, 2024, and 2023.

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

Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of the intangible assets may not be recoverable. Conditions that would necessitate an impairment assessment include a significant decline in the observable market value of an asset, a significant change in the extent or manner in which an asset is used, or any other significant adverse change that would indicate that the carrying amount of an asset or group of assets may not be recoverable. The Company evaluates the recoverability of intangible assets by comparing their carrying amounts to future net undiscounted cash flows expected to be generated by the intangible assets. If such intangible assets are considered to be impaired, the impairment recognized is measured as the amount by which the carrying amount of the intangible assets exceeds the fair value of the assets. The Company determines fair value based on discounted cash flows using a discount rate commensurate with the risk inherent in the Company’s current business model for the specific intangible asset being valued. No impairment charges were recorded for the year ended December 31, 2024, and 2023.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our principal executive officer and principal financial and accounting officer, the effectiveness of our disclosure controls and procedures as of December 31, 2024, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our principal executive officer and principal financial and accounting officer concluded that, as of December 31, 2024, our disclosure controls and procedures were not effective because of the identification of a material weakness in our internal control over financial reporting described below. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles.

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

Management’s Report on Internal Controls Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for us. Under the supervision and with the participation of our chief executive officer and chief financial officer, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2024 based on criteria specified in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, our management, including our chief executive officer and chief financial officer, concluded that, as of December 31, 2024, our internal control over financial reporting was not effective as of December 31, 2024. As previously disclosed, a material weakness exists in the Company’s internal control over financial reporting related to ineffective controls over period end financial disclosure and reporting processes, including not timely performing certain reconciliations and the completeness and accuracy of those reconciliations, and lack of effectiveness of controls over accurate accounting and financial reporting and reviewing the underlying financial statement elements, and recording incorrect journal entries that also did not have the sufficient review and approval.

Notwithstanding the identified material weaknesses, discussed below, management, including the certifying officers, believes that the financial statements contained in this Report filing fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented in conformity with GAAP.

Material Weaknesses

A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis.

As previously disclosed, a material weakness exists in the Company’s internal control over financial reporting related to ineffective controls over period end financial disclosure and reporting processes, including not timely performing certain reconciliations and the completeness and accuracy of those reconciliations, and lack of effectiveness of controls over accurate accounting and financial reporting and reviewing the underlying financial statement elements, and recording incorrect journal entries that also did not have the sufficient review and approval. The control deficiencies resulted in and could   result in a future misstatement in our accounts or disclosures that would result in a material misstatement to our financial statements that would not be prevented or detected. Accordingly, we determined that these control deficiencies constitute material weaknesses.

We are in the early stages of designing and implementing a plan to remediate the material weaknesses identified. . Our plan includes the below:

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

ITEM 9B. OTHER INFORMATION.

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Our officers and directors are as follows:

Name	Age	Position
Timothy Bridgewater	64	Chief Executive Officer and Director
Cannon Holbrook	53	Chief Financial Officer
Kalen Larsen	31	Chief Operating Officer
Gianluca “Luke” Guy	48	Chief Installation and Strategy Officer and Director
Brandon Bridgewater	30	Chief Sales Officer
Stirling Adams	60	General Counsel and Secretary of the Board
Dr. Abigail M. Allen	41	Director
James P. Benson	65	Director
Neil Bush	70	Director
Mark Jacobs	63	Director

Timothy Bridgewater. Mr. Bridgewater has served as Sunergy’s Chief Executive Officer and chairman of the board since its creation in October 2021. He previously served as the Company’s Chief Financial Officer from October 2021 until August 2024. Mr. Bridgewater also served as a founder and manager for Sunergy’s predecessor company Sun First Energy since October 2019 until the Contribution of Sun First Energy, LLC into Sunergy in October 2021. From July 2002 to the present, Mr. Bridgewater has been a founder and managing director of Capitol Financial Strategies, LLC (also known as Interlink Capital Strategies), an investment advisory services company, where he has advised on debt and private equity investments in industries ranging from mining, building materials, renewable energy, and automotive component manufacturing to electronics and software technologies in the U.S. and Asia. Mr. Bridgewater is the manager of Sunergy Solar LLC. From October 2018 to September 2020, Mr. Bridgewater held the position of manager at Micro Bolt, an energy development company. Since April 2020, he has served as a manager at Prometheus Power Partners, LLC, a commercial and utility-scale solar energy development company. From November 2019 to April 2021, Mr. Bridgewater served as the Chief Financial Officer of Tintic Consolidated Metals, LLC, a mining company, and from November 2019 to November 2021, he served as a Vice President for that company. Mr. Bridgewater earned his B.S. in Finance from Brigham Young University and completed graduate studies in International Economics from University of Utah. We believe that Mr. Bridgewater is qualified to serve both as a member of our management team and the Board because of his visionary leadership of Sunergy from inception to date, his experience in energy development, and his over 30 years of commercial and international banking, international finance and business development experience working in the U.S., Asia and Latin America.

Cannon Holbrook. Mr. Holbrook began serving as Zeo’s Chief Financial Officer on August 20, 2024. He initially joined the Company in March 2024, serving as advisor to the Chief Executive Officer during the Company’s de-SPAC process and, since that time, has lead its accounting, finance, and treasury functions as well as building out its external reporting processes. Mr. Holbrook brings over two decades of experience in finance and accounting to the Company. Throughout his career, he has demonstrated expertise in strategic planning, mergers and acquisitions, and capital raising. He has managed accounting operations for global entities, implemented shared services, and developed and driven process improvements that have yielded significant cost savings and operational efficiencies. Prior to joining the Company as CFO, Mr. Holbrook served as the advisor to the CEO from March to August 2024. While in this role, he led the Company’s accounting, finance, and treasury functions, helped the Company complete its de-SPAC combination in March 2024, and built out external reporting processes. Before joining our Company, Mr. Holbrook served as the CFO of Hawx Pest Control, a company in the business of residential pest services. While there, he led accounting, finance, and treasury functions, helped the company increase its revenue, and helped to close a major private equity financing. Prior to this, from September 2020 to December 2021, Mr. Holbrook served as the Head of Finance in Built Bar, a food manufacturer. In this role, he implemented key financial reporting functions and helped raise debt and equity financing. From July to September 2020, he was the Consulting CFO of Access CFO, a business that provides outsourced CFO services. While there, he drove company responses to quality of earnings processes and planned and drove preparation for a company audit. From December 2017 to July 2020, Mr. Holbrook was the VP of Accounting and Finance at HZO, Inc., a nanotechnology manufacturer. While there, he implemented accounting and finance systems and processes necessary to enable the company to meet needs through explosive growth, completed an audit, implemented automated accounting processes, and raised debt and equity financing.

Kalen Larsen. Mr. Larsen serves as Zeo’s Chief Operating Officer, overseeing regional sales, dealer relations, operations, and process enhancements. He served as Sunergy’s Chief of Sales and Marketing from October 2021 until Closing. In September 2019, he co-founded Sun First Energy and co-managed sales and operations there until its Contribution that formed Sunergy in October 2021. Mr. Larsen began his solar career in October 2016 at Vivint Solar, LLC and worked there until October 2017. He worked at and co-managed a sales office at Vivint Inc. from October 2017 to March 2019, and subsequently, he managed a sales office for Atlantic Key Energy, LLC from March 2019 to October 2019. Mr. Larsen holds an associate degree from Weber State University with an emphasis in Spanish. We believe Mr. Larsen is qualified to serve as a member of our management team because of his sales and operations experience and proven track record in the solar energy industry.

Gianluca “Luke” Guy. Mr. Guy serves as Zeo’s Chief Installation and Strategy Officer, and has served as a director since the Closing of the Business Combination Mr. Guy also currently serves as the Financially Responsible Officer at Sunergy Roofing & Construction, Inc., a subsidiary of Zeo, which he co-founded in November 2020. Mr. Guy is also the co-founder of Sunergy Solar, and oversaw sales, finance, and construction operations until its Contribution that formed Sunergy in October 2021. From January 2013 to August 2015, Mr. Guy operated JHL Group, LLC, a company he founded that provided marketing and sales for solar energy installation companies. Mr. Guy holds a construction financial officer license in the state of Florida. We believe that Mr. Guy is qualified to serve as a member of our management team and the Board because of his pivotal role in driving Sunergy’s business expansion through his expertise in sales, finance, construction, and strategic leadership.

Brandon Bridgewater. Mr. Bridgewater has served as Sunergy’s Chief Sales Officer since October, 2021 and is the son of Timothy Bridgewater, Zeo’s Chairman and Chief Executive Officer. Mr. Bridgewater co-founded Sun First Energy, LLC, as its President and Chief Sales Officer, in September 2019 until its Contribution that formed Sunergy in October 2021. From September 2017 to December 2018, Mr. Bridgewater served as a Sales Manager at Vivint Smart Home, Inc., a smart home company in the United States and Canada. From August 2015 to September 2017, he served as an Area Manager for Aptive Environmental, LLC, a pest control solution company. Mr. Bridgewater earned his Bachelor of Science in Business Finance (with an emphasis in Real Estate) from Brigham Young University’s Marriott School of Business in 2019. We believe that Mr. Bridgewater is qualified to serve as a member of our management team because of his track record in the solar energy industry and range of sales experience.

Stirling Adams. Mr. Adams serves as Zeo’s General Counsel and Secretary. Mr. Adams brings 30 years of legal experience to the executive team. Just prior to becoming General Counsel and Secretary, he worked as a sole practitioner attorney since November 2022, focusing on renewable energy and nuclear energy ventures and financing. From August 2016 to October 2022, he served as Vice President, Associate General Counsel, and Head of Intellectual Property at Micro Focus International plc (now owned by OpenText Corporation), where he oversaw the company’s efforts to develop and protect intellectual property. Prior to that, he spent 21 years as in-house counsel at Novell, Inc., which was acquired by Micro Focus in 2014 through The Attachmate Group, where he served in various roles, including at times supervising legal affairs for one or more of Novell’s business units, for its consulting services arm, and for its Latin American and emerging markets businesses. Throughout most of his career, Mr. Adams has been engaged in international business transactions, technology licensing, and M&A transactions. He has lived and worked in Europe, South America, and China. He has taught as an adjunct professor of law at Brigham Young University, and holds a J.D. degree from Boston University, along with a B.S. in Computer Science and Statistics from Brigham Young University. We believe that Mr. Adams is qualified to serve as a member of our management team because of his extensive legal expertise.

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

Director Independence

As a result of Zeo’s Class A common stock being listed on Nasdaq, Zeo is required to comply with the applicable rules of such exchange in determining whether a director is independent. The Board has undertaken a review of the independence of the individuals named above and have determined that each of Dr. Abigail M. Allen, Neil Bush, James P. Benson and Mark M. Jacobs qualifies as “independent” as defined under the applicable Nasdaq rules.

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

Board Member Attendance at Annual Stockholder Meetings

Although we do not have a formal policy regarding director attendance at annual stockholder meetings, directors are encouraged to attend these annual meetings.

Number of Meetings

During the fiscal year ended December 31, 2024, our Board met four times, the audit committee met six times and the compensation committee met one time. In the fiscal year ended December 31, 2024, each of our directors attended at least 75% of the meetings of the Board and committees on which he or she served as a member.

Insider Trading Policy

We have adopted insider trading policies and procedures governing the purchase, sale, and/or other dispositions of our securities by directors, officers, and employees, which are reasonably designed to promote compliance with insider trading laws, rules and regulations, and applicable Nasdaq listing standards (the “Insider Trading Policy”).

The foregoing description of the Insider Trading Policy does not purport to be complete and is qualified in its entirety by the terms and conditions of the Insider Trading Policy, a copy of which is filed with this Report as Exhibit 19 and is incorporated herein by reference.

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

Communications with the Board

Any stockholder or any other interested party who desires to communicate with our Board, our non-management directors, or any specified individual director, may do so by directing such correspondence to the attention of the General Counsel, Zeo Energy Corp., 7625 Little Rd, Suite 200A, New Port Richey, FL 34654. The General Counsel will forward the communication to the appropriate director or directors as appropriate.

ITEM 11. EXECUTIVE COMPENSATION.

Executive and Director Compensation

The following table sets forth information concerning the compensation of the named executive officers for the years ended December 31, 2024 and 2023:

Name and Principal Position	Year	Salary ($)	Stock Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)		Total ($)
Timothy Bridgewater	2024	260,000	4,242,150	—	215,000	(2)	475,000
Chairman, CEO	2023	—	—	—	547,993	(2)	547,993
Cannon Holbrook CFO	2024	135,577	26,250	—	—		161,827
Stirling Adams GC	2024	225,308	26,250	—	119,785	(3)	371,373

(1)	Amounts reflect the full grant-date fair value of stock awards granted during the applicable fiscal year computed in accordance with ASC Topic 718, rather than the amounts paid to or realized by the named executive officer.

(2)	For 2023 and 2024, the amounts in this column represent the distributions paid in 2023 and 2024 to Mr. Bridgewater with respect to his partnership interests in Sunergy.

(3)	Amounts paid to Mr. Adams in 2024 for legal services provided to the Company related to the ESGEN transaction prior to his joining the Company.

Narrative to Executive Compensation Table

Employment Agreement with Timothy Bridgewater

The Company (or one of its subsidiaries) has entered into an Executive Employment Agreement (the “Bridgewater Agreement”) with Mr. Timothy Bridgewater, the Company’s Chief Executive Officer. The period of the Bridgewater Agreement commenced on the closing of the business combination between Sunergy Renewables, LLC and ESGEN Acquisition Corp. (the “Closing”) and continues through the third anniversary of the Closing, and is subject to automatic renewals for one (1) year periods, unless either party terminates employment or provides ninety (90) day notice of intent not to renew.

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

In addition, Mr. Bridgewater is eligible to receive certain grants of vested shares under the 2024 Plan in accordance with the following schedule (collectively, the “Retention Award”):

●	50,000 vested shares to be granted on the date that is 12 months after the effective date of the Bridgewater Agreement;

●	50,000 vested shares to be granted on the date that is 24 months after the effective date of the Bridgewater Agreement; and

●	50,000 vested shares to be granted on the date that is 35 months after the effective date of the Bridgewater Agreement.

Further, if, within three (3) years of the effective date of the Bridgewater Agreement, (i) the volume-weighted average price of shares of the publicly traded stock of the Company exceeds $7.50 for 20 or more days of any consecutive 30-day period, then Mr. Bridgewater will be granted vested equity from the 2024 Plan equal to 1% of the total issued and outstanding capital stock of the Company, (ii) the volume-weighted average price of shares of the publicly traded stock of the Company exceeds $12.50 for 20 or more days of any consecutive 30-day period, then Mr. Bridgewater will be granted additional vested equity from the 2024 Plan equal to 1% of the total issued and outstanding capital stock of the Company, (iii) and the volume-weighted average price of shares of the publicly traded stock of the Company exceeds $15.00 for 20 or more days of any consecutive 30-day period, then Mr. Bridgewater will be granted additional vested equity from the 2024 Plan equal to 1% of the total issued and outstanding capital stock of the Company.

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

If the Company terminates Mr. Bridgewater without Cause or Mr. Bridgewater terminates for Good Reason, and such termination occurs within two (2) years following or six (6) months prior to a Change of Control (as defined in the Bridgewater Agreement), the Company has agreed to also provide Mr. Bridgewater the following:

(i)	pro-rated, based on the number of days worked during the year in which the termination occurs, the greater of any annual target cash bonus opportunity for the year of termination or the highest actual annual cash bonus paid during the three preceding completed years;

(ii)	a lump sum cash payment equal to the sum of the following: (x) one year’s base salary, (y) any unpaid annual bonus for the preceding calendar year, and (z) the Retention Award and any other target long-term incentive award granted for the year in which termination occurs;

(iii)	accelerated vesting of any outstanding equity grants so that such equity grants vest completely as of the date of termination; and

(iv)	to the extent eligible, continuation health insurance coverage under COBRA for twelve (12) months following termination.

Additionally, Mr. Bridgewater is subject to standard confidentiality and non-disparagement covenants, and covenants not to solicit the company’s customers or employees or compete with the company for the duration of Mr. Bridgewater’s employment and for the one year following his termination.

Employment Agreement with Cannon Holbrook

The Company (or one of its subsidiaries) entered into an employment agreement with Mr. Holbrook (the “Holbrook Agreement”) pursuant to which Mr. Holbrook will serve as the Chief Financial Officer of both Sunergy and the Company, reporting to the Company’s Chief Executive Officer.

The period of the Holbrook Agreement commenced on August 19, 2024 (the “Effective Date”) and continues through the third anniversary of the Holbrook Agreement Effective Date. The agreement is subject to automatic renewals for one (1) year periods unless either party terminates employment or provides ninety (90) day notice of intent not to renew.

In recognition of Mr. Holbrook’s responsibilities, the Company agreed to pay Mr. Holbrook a base salary of $225,000, which may be increased from time to time by the Compensation Committee (the “Committee”) of the Company’s Board in its sole discretion.

A one-time payment of $25,000 was paid to Mr. Holbrook in connection with the execution of the Holbrook Agreement. Though the agreement does not provide for a guaranteed annual target cash bonus, for each year the Holbrook Agreement is in effect, the Committee may choose to provide a discretionary cash bonus to Mr. Holbrook, based on meeting positive EBITDA targets, an evaluation of his performance and peer group compensation practices, taking into account the Company and individual performance objectives, and/or such criteria as determined by the Committee in its sole discretion from time to time.

In addition, Mr. Holbrook is eligible to receive certain grants of vested shares under the Company’s 2024 Omnibus Incentive Equity Plan, subject to the approval of the Board, in accordance with the following schedule:

●	15,000 vested shares to be issued as soon as possible following the Effective Date;

●	75,000 vested shares to be granted on the date that is 12 months after the Effective Date;

●	75,000 vested shares to be granted on the date that is 24 months after the Effective Date; and

●	75,000 vested shares to be granted on the date that is 35 months after the Effective Date.

The Company may terminate Mr. Holbrook’s employment with or without Cause (as defined in the Holbrook Agreement). The Company has agreed to provide thirty (30) days in notice to Mr. Holbrook if he is terminated without Cause (or base salary in lieu of such notice). The termination of Mr. Holbrook’s employment will not be deemed to be for Cause unless Mr. Holbrook (with his attorney) is given a reasonable opportunity to respond to all relevant allegations upon which a contemplated termination for Cause is based.

Mr. Holbrook may terminate his employment with or without Good Reason (as defined in the Holbrook Agreement). If Mr. Holbrook intends to terminate his employment without Good Reason, he has agreed to provide thirty (30) days’ written notice. For termination for Good Reason, Mr. Holbrook has agreed that he will provide the Company with notice within thirty (30) days after receiving notice of a Good Reason event, after which the Company will have thirty (30) days to cure the Good Reason event, and, if not cured, Mr. Holbrook will terminate employment within fifteen (15) days following the expiration of the cure period.

In the event of termination for any reason, Mr. Holbrook shall continue to receive his full salary through the date of termination, any unreimbursed and approved business expenses, accrued but unused paid time off days, and any payments, benefits, or fringe benefits Mr. Holbrook was entitled to under plan terms.

If the Company terminates Mr. Holbrook without Cause or Mr. Holbrook terminates for Good Reason, and there is no Change of Control (as defined in the Holbrook Agreement), the Company has agreed to also provide Mr. Holbrook the following:

(i)	a lump sum cash payment, payable on the date of termination, equal to the sum of the following: (x) one year’s base salary at the annualized rate then in effect (or the rate that should be in effect but for any base salary diminution), and (y) any unpaid annual bonus for the preceding calendar year and the greater of (I) any annual target cash bonus opportunity for the year of termination or (II) the average annual cash bonus for the three preceding calendar years in which an annual cash bonus was paid, and (z) the annual cash bonus and any other target long-term incentive award granted for the year of the date of termination;

(ii)	accelerated vesting of any outstanding equity grants so that such equity grants vest completely as of the date of termination; and

(iii)	(iii) to the extent eligible and Mr. Holbrook properly elects coverage, continued health insurance coverage under COBRA for twelve (12) months following termination at the same costs as applied to Mr. Holbrook prior to his termination, subject to early termination upon Mr. Holbrook becoming eligible for group health insurance coverage under another employer’s plan.

If the Company terminates Mr. Holbrook without Cause or Mr. Holbrook terminates for Good Reason, and such termination occurs within two (2) years following or six (6) months prior to a Change of Control (as defined in the Holbrook Agreement), the Company has agreed to also provide Mr. Holbrook the following:

(i)	severance payments pro-rated, based on the number of days worked during the year in which the termination occurs, equal to the greater of any annual target cash bonus opportunity for the year of termination or the highest actual annual cash bonus paid during the three preceding completed years;

(ii)	a lump sum cash payment equal to the sum of the following: (x) one year’s base salary at the annualized rate then in effect (or the rate that should be in effect but for any base salary diminution), (y) any unpaid annual bonus for the preceding calendar year, and any other target long-term incentive award granted for the year of the date of termination;

(iii)	accelerated vesting of any outstanding equity grants so that such equity grants vest completely as of the date of termination; and

(iv)	to the extent eligible, and Mr. Holbrook properly elects coverage, continued health insurance coverage under COBRA for twelve (12) months following termination at the same costs as applied to Mr. Holbrook prior to his termination, subject to early termination upon Mr. Holbrook becoming eligible for group health insurance coverage under another employer’s plan.

Additionally, Mr. Holbrook is subject to standard confidentiality and non-disparagement covenants, and covenants not to solicit the company’s customers or employees or compete with the company for the duration of Mr. Holbrook’s employment and for the one year following his termination.

Employment Agreement with Stirling Adams

The Company (or one of its subsidiaries) entered into an employment agreement with Mr. Adams (the “Adams Agreement”), pursuant to which Mr. Adams will serve as the General Counsel and Secretary of both Sunergy and the Company, reporting to the Company’s Chief Executive Officer.

The period of the Adams Agreement commenced on the Closing and continues through the third anniversary of the Closing. The agreement is subject to automatic renewals for one (1) year periods unless either party terminates employment or provides ninety (90) day notice of intent not to renew.

In recognition of Mr. Adams’ responsibilities, the Company agreed to pay Mr. Adams a base salary of $289,000, which may be increased from time to time by the Committee in its sole discretion.

Though the agreement does not provide for a guaranteed annual target cash bonus, for each year the Adams Agreement is in effect, the Committee may choose to provide a discretionary cash bonus to Mr. Adams, based on an evaluation of his performance and peer group compensation practices, taking into account the Company and individual performance objectives, and/or such criteria as determined by the Committee in its sole discretion from time to time.

In addition, Mr. Adams is eligible to receive certain grants of vested shares under the Company’s 2024 Omnibus Incentive Equity Plan, subject to the approval of the Board, in accordance with the following schedule:

●	15,000 vested shares which were issued in September 2024;

●	85,000 vested shares to be granted on the date that is within 15 months after the Closing;

●	100,000 vested shares to be granted on the date that is on or about 24 months after the Closing; and

●	100,000 vested shares to be granted on the date that is on or about 35 months after the Closing.

The Company may terminate Mr. Adams’ employment with or without Cause (as defined in the Adams Agreement). The Company has agreed to provide thirty (30) days in notice to Mr. Adams if he is terminated without Cause (or base salary in lieu of such notice). The termination of Mr. Adams’ employment will not be deemed to be for Cause unless Mr. Adams (with his attorney) is given a reasonable opportunity to respond to all relevant allegations upon which a contemplated termination for Cause is based.

Mr. Adams may terminate his employment with or without Good Reason (as defined in the Adams Agreement). If Mr. Adams intends to terminate his employment without Good Reason, he has agreed to provide thirty (30) days’ written notice. For termination for Good Reason, Mr. Adams has agreed that he will provide the Company with notice within thirty (30) days after receiving notice of a Good Reason event, after which the Company will have thirty (30) days to cure the Good Reason event, and, if not cured, Mr. Adams will terminate employment within fifteen (15) days following the expiration of the cure period.

In the event of termination for any reason, Mr. Adams shall continue to receive his full salary through the date of termination, any unreimbursed and approved business expenses, accrued but unused paid time off days, and any payments, benefits, or fringe benefits Mr. Adams was entitled to under plan terms.

If the Company terminates Mr. Adams without Cause or Mr. Adams terminates for Good Reason, and there is no Change of Control (as defined in the Adams Agreement), the Company has agreed to also provide Mr. Adams the following:

(iv)	a lump sum cash payment, payable on the date of termination, equal to the sum of the following: (x) one year’s base salary at the annualized rate then in effect (or the rate that should be in effect but for any base salary diminution), and (y) any unpaid annual bonus for the preceding calendar year and the greater of (I) any annual target cash bonus opportunity for the year of termination or (II) the average annual cash bonus for the three preceding calendar years in which an annual cash bonus was paid, and (z) the annual cash bonus and any other target long-term incentive award granted for the year of the date of termination;

(v)	accelerated vesting of any outstanding equity grants so that such equity grants vest completely as of the date of termination; and

(vi)	(iii) to the extent eligible and Mr. Adams properly elects coverage, continued health insurance coverage under COBRA for twelve (12) months following termination at the same costs as applied to Mr. Adams prior to his termination, subject to early termination upon Mr. Adams becoming eligible for group health insurance coverage under another employer’s plan.

If the Company terminates Mr. Adams without Cause or Mr. Adams terminates for Good Reason, and such termination occurs within two (2) years following or six (6) months prior to a Change of Control (as defined in the Adams Agreement), the Company has agreed to also provide Mr. Adams the following:

(v)	severance payments pro-rated, based on the number of days worked during the year in which the termination occurs, equal to the greater of any annual target cash bonus opportunity for the year of termination or the highest actual annual cash bonus paid during the three preceding completed years;

(vi)	a lump sum cash payment equal to the sum of the following: (x) one year’s base salary at the annualized rate then in effect (or the rate that should be in effect but for any base salary diminution), (y) any unpaid annual bonus for the preceding calendar year, and (z) any other target long-term incentive award granted for the year of the date of termination;

(vii)	accelerated vesting of any outstanding equity grants so that such equity grants vest completely as of the date of termination; and

(viii)	to the extent eligible, and Mr. Adams properly elects coverage, continued health insurance coverage under COBRA for twelve (12) months following termination at the same costs as applied to Mr. Adams prior to his termination, subject to early termination upon Mr. Adams becoming eligible for group health insurance coverage under another employer’s plan.

Additionally, Mr. Adams is subject to standard confidentiality and non-disparagement covenants, and covenants not to solicit the company’s customers or employees or compete with the company for the duration of Mr. Adams’ employment and for the one year following his termination.

Retirement Benefits

Sunergy currently offers certain welfare benefits through a professional employer organization, Frank Crum, in which the named executive officers may participate. Sunergy does not currently offer any qualified retirement benefits, or any non-qualified defined contribution plans or other retirement benefits.

Potential Payments on Termination or Change in Control

Neither Zeo nor Sunergy has not previously offered or had in place for our named executive officers any formal retirement, severance or similar compensation programs providing for additional benefits or payments in connection with a termination of employment, change in job responsibility or change in control.

Outstanding Equity Awards at 2024 Fiscal Year-End

Zeo did not have any outstanding equity-based awards as of December 31, 2024.

2024 Omnibus Incentive Equity Plan

The purpose of the 2024 Omnibus Incentive Plan (the “2024 Plan”) is to provide a means whereby we can secure and retain the service of employees, directors and consultants, to provide incentives to such persons and to align the interests of such service providers with our stockholders. This section summarizes the material features of the 2024 Plan.

Securities to be Offered

The aggregate number of shares of common stock that may be issued or used for reference purposes or with respect to which awards may be granted under the 2024 Plan at adoption was 3,220,400 (the “Initial Share Reserve”). The number of shares of Zeo Class A Common Stock available for issuance under the 2024 Plan is subject to an annual increase on the first day of each calendar year beginning January 1, 2025 and ending and including January 1, 2029, equal to the lesser of (i) 2% of the aggregate number of fully diluted shares of Zeo outstanding on the final day of the immediately preceding calendar year and (ii) such smaller number of shares as is determined by the administrator of the 2024 Plan. The aggregate number of shares of Zeo Class A Common Stock that may be issued or used under the 2024 Plan pursuant to incentive stock options shall not exceed an amount equal to the Initial Share Reserve. Shares of Zeo Class A Common Stock subject to an award that expires or is cancelled, forfeited or otherwise terminated without delivery of shares, tendered in payment of an option, covered by a stock-settled stock appreciation right or that were otherwise not issued upon settlement, and shares delivered or withheld to satisfy any tax withholding obligations will again be available for delivery pursuant to other awards under the 2024 Plan. No shares shall be deemed to have been issued in settlement of a SAR, restricted stock unit or other award that only provides for settlement in, and settles only in, cash. The number of shares of Zeo Class A Common Stock available for issuance under the 2024 Plan is not reduced by shares issued pursuant to awards issued or assumed in connection with a merger or acquisition as contemplated by applicable stock exchange rules, provided that any substitute awards issued in connection with the assumption of, or in substitution for, outstanding options intended to qualify as “incentive stock options” within the meaning of Section 422 of the Code shall be counted against the aggregate number of shares available for incentive stock option awards under the 2024 Plan).

Administration

The 2024 Plan is administered by a committee of the Zeo Board that has been authorized to administer the 2024 Plan, except if no such committee is authorized by the Zeo Board, the Zeo Board will administer the 2024 Plan (as applicable, the “Committee”). The Committee has broad discretion to administer the 2024 Plan, including the power to determine the eligible individuals to whom awards will be granted, the number and type of awards to be granted and the terms and conditions of awards.

Eligibility

Directors, officers, employees, consultants and advisors of Zeo and its affiliates and prospective officers, employees, consultants and advisors who have accepted offers of employment or consultancy with Zeo and its affiliates are eligible to receive awards under the 2024 Plan. As stated above, the basis for participation in the 2024 Plan is the Committee’s decision to select, in its sole discretion, participants from among those eligible.

Non-Employee Director Compensation Limits

The fair value of any awards granted under the 2024 Plan to a non-employee director as compensation for services on the Zeo Board, during any one fiscal year, taken together with any cash fees paid to such non-employee director during such period in respect of the non-employee director’s services as a member of the Zeo Board during such year, may not exceed any limits as outlined in any Zeo compensation policy, provided that the Zeo Board can make exceptions to this limit so long as the applicable non-employee director does not participate in the decision.

Types of Awards

The 2024 Plan provides for the grant of both incentive stock options (”ISOs”), which are intended to qualify for favorable tax treatment under Section 422 of the Code, and nonqualified stock options (“NSOs”), as well as the grant of restricted stock, restricted stock units (“RSUs”), stock appreciation rights (“SARs”), and other equity-based awards and substitute awards.

Options

Zeo may grant ISOs and NSOs to eligible persons, except that ISOs may only be granted to persons who are Zeo’s employees or employees of one of its subsidiaries or controlled affiliates, in accordance with Section 422 of the Code. The exercise price of an option cannot be less than 100% of the fair market value of a share of Zeo Class A Common Stock on the date on which the option is granted and the option must not be exercisable for longer than ten years following the date of grant. However, in the case of an ISO granted to an individual who owns (or is deemed to own) at least 10% of the total combined voting power of all classes of our capital stock, the exercise price of the option must be at least 110% of the fair market value of a share of Zeo Class A Common Stock on the date of grant and the option must not be exercisable more than five years from the date of grant. The aggregate fair market value, determined at the time of grant, of our Zeo Class A Common Stock with respect to ISOs that are exercisable for the first time by an award holder during any calendar year under all of our stock plans may not exceed $100,000. Options or portions thereof that exceed such limit will generally be treated as NSOs.

Payment of the exercise price may be made in a manner approved by the Committee, which may include (i) immediately available funds in U.S. dollars, (ii) delivery of Zeo Class A Common Stock having a value equal to the exercise price, (iii) a broker assisted cashless exercise or (iv) any other means approved by the Committee.

Unless the Committee provides otherwise, options generally are not transferable except by will or the laws of descent and distribution.

Restricted Stock Awards

A restricted stock award is a grant of shares of Zeo Class A Common Stock subject to the restrictions on transferability and risk of forfeiture imposed by the Committee. Unless otherwise determined by the Committee and specified in the applicable award agreement, the holder of a restricted stock award has rights as a stockholder, including the right to vote the shares of Zeo Class A Common Stock subject to the restricted stock award or to receive dividends (or dividend equivalents) on such shares of Zeo Class A Common Stock subject to the restricted stock award during the restriction period. In the discretion of the Committee, dividends distributed prior to vesting may be subject to the same restrictions and risk of forfeiture as the restricted shares with respect to which the distribution was made.

Restricted Stock Units

An RSU is a right to receive cash, shares of Zeo Class A Common Stock or a combination of cash and shares of Zeo Class A Common Stock at the end of a specified period equal to the fair market value of one share of Zeo Class A Common Stock on the date of vesting. RSUs may be subject to the restrictions, including a risk of forfeiture, imposed by the Committee. The Committee may determine that a grant of RSUs will provide a participant a right to receive dividend equivalents, which entitles the participant to receive the equivalent value (in cash or shares of Zeo Class A Common Stock) of dividends paid on the underlying shares of Zeo Class A Common Stock. Dividend equivalent rights may be paid currently or credited to an account, settled in cash or shares, and may be subject to the same restrictions as the RSUs with respect to which the dividend equivalent rights are granted.

Stock Appreciation Rights

A SAR is the right to receive an amount equal to the excess of the fair market value of one share of common stock on the date of exercise over the grant price of the SAR. The grant price of a SAR cannot be less than 100% of the fair market value of a share of common stock on the date on which the SAR is granted. The term of a SAR may not exceed ten years. The Committee has the discretion to determine other terms and conditions of a SAR award.

Other Equity-Based Awards

Other equity-based awards are awards denominated or payable in, valued in whole or in part by reference to, or otherwise based on or related to, the value of Zeo Class A Common Stock.

Substitute Awards

Awards may be granted under the 2024 Plan in substitution for similar awards held for individuals who become participants as a result of a merger, consolidation or acquisition of another entity by or with Zeo or one of its affiliates.

Certain Transactions

If any change is made to our capitalization, such as a stock split, stock combination, stock dividend, exchange of stock or other recapitalization, merger or otherwise, which results in an increase or decrease in the number of outstanding shares of common stock, appropriate adjustments will be made by the Committee in the shares subject to an award under the 2024 Plan. The Committee also has the discretion to make certain adjustments to awards in the event of a change in control of Zeo, such as the assumption or substitution of outstanding awards, the purchase of any outstanding awards in cash based on the applicable change in control price, the ability for participants to exercise any outstanding stock options upon the change in control (and if not exercised such awards will be terminated), and the acceleration of vesting or exercisability of any outstanding awards.

Clawback

All awards granted under the 2024 Plan may be subject to reduction, cancelation or recoupment under any written clawback policy that Zeo may adopt and that Zeo determines should apply to awards under the 2024 Plan or that is required by law.

Plan Amendment and Termination

The 2024 Plan allows the Committee to amend or terminate any award, award agreement or the 2024 Plan at any time, provided that the rights of a participant granted an award prior to such amendment or termination may not be impaired without such participant’s consent. In addition, stockholder approval will be required for any amendment to the extent necessary to comply with applicable law or exchange listing standards. The Committee does not have the authority, without the approval of stockholders, to amend any outstanding option or share appreciation right to reduce its exercise price per share. The 2024 Plan will remain in effect for a period of ten years (unless earlier terminated by the Zeo Board).

Material U.S. Federal Income Tax Consequences

The following is a general summary under current law of the principal U.S. federal income tax consequences related to awards under the 2024 Plan. This summary describes the general federal income tax principles that apply, as based on current law and interpretational authorities which are subject to change at any time, and is provided only for general information. This summary does not purport to be complete discussion of all potential tax effects relevant to recipients of awards under the 2024 Plan. No attempt has been made to discuss certain kinds of taxes, including any potential non-U.S., state, or local tax consequences. This summary is not intended as tax advice to participants, who should consult their own tax advisors.

Non-Qualified Stock Options and Stock Appreciation Rights

If a participant is granted a NSO or SAR under the 2024 Plan, the participant should not have taxable income as of the grant of the NSO or SAR. Upon the exercise of a NSO or SAR, a participant will recognize ordinary income equal to the excess, if any, of the fair market value of the shares acquired on the date of exercise over the exercise price. If the participant is employed by us or one of our affiliates at the time of exercise, such income will be subject to withholding taxes. The participant’s tax basis in the Zeo Class A Common Stock for purposes of determining gain or loss on a subsequent sale or disposition of such shares generally will be the fair market value of such Zeo Class A Common Stock on the date the participant exercises such option or SAR. When a participant sells the Zeo Class A Common Stock acquired as a result of the exercise of a NSO or SAR, any appreciation or depreciation in the value of the Zeo Class A Common Stock after the exercise date will be taxable as a long-term or short-term capital gain or loss for U.S. federal income tax purposes, depending on the holding period. The Zeo Class A Common Stock must be held for more than twelve (12) months to qualify for long-term capital gain treatment. Subject to the discussion under “— Tax Consequences to Zeo” below, Zeo and its subsidiaries or controlled affiliates generally should be entitled to a federal income tax deduction at the time and for the same amount as the participant recognizes ordinary income.

Incentive Stock Options

A participant receiving ISOs should not recognize taxable income upon grant. Additionally, if applicable holding period requirements are met, the participant should not recognize taxable income at the time of exercise. However, the excess of the fair market value of the shares of the Zeo Class A Common Stock received over the option exercise price is an item of tax preference income potentially subject to the alternative minimum tax. If stock acquired upon exercise of an ISO is held for a minimum of two years from the date of grant and one year from the date of exercise and otherwise satisfies the ISO requirements, the gain or loss (in an amount equal to the difference between the fair market value on the date of disposition and the exercise price) upon disposition of the stock will be treated as a long-term capital gain or loss, and we will not be entitled to any deduction. If the holding period requirements are not met, the ISO will be treated as one that does not meet the requirements of the Code for ISOs and the participant will recognize ordinary income at the time of the disposition equal to the excess of the amount realized over the exercise price, but not more than the excess of the fair market value of the shares on the date the ISO is exercised over the exercise price, with any remaining gain or loss being treated as capital gain or capital loss. Zeo and its subsidiaries or controlled affiliates generally are not entitled to a federal income tax deduction upon either the exercise of an ISO or upon disposition of the shares acquired pursuant to such exercise, except to the extent that the participant recognizes ordinary income on disposition of the shares.

Restricted Stock

Generally, the recipient of a restricted stock award will recognize ordinary income at the time the stock is received equal to the excess, if any, of the fair market value of the stock received over any amount paid by the recipient in exchange for the stock. If, however, the stock is subject to restrictions constituting a substantial risk of forfeiture when it is received (for example, if the employee is required to work for a period of time in order to have the right to transfer or sell the stock), the recipient generally will not recognize income until the restrictions constituting a substantial risk of forfeiture lapse, at which time the recipient will recognize ordinary income equal to the excess, if any, of the fair market value of the stock on the date it becomes vested over any amount paid by the recipient in exchange for the stock. A recipient may, however, file an election with the Internal Revenue Service, within 30 days following the date of grant, to recognize ordinary income, as of the date of grant, equal to the excess, if any, of the fair market value of the stock on the date the award is granted over any amount paid by the recipient for the stock. The recipient’s basis for the determination of gain or loss upon the subsequent disposition of shares acquired from a restricted stock award will be the amount paid for such shares plus any ordinary income recognized either when the stock is received or when the restrictions constituting a substantial risk of forfeiture lapse. Subject to the discussion under “— Tax Consequences to Zeo” below, Zeo and its subsidiaries or affiliates generally should be entitled to a federal income tax deduction at the time and for the same amount as the participant recognizes ordinary income.

RSUs

Generally, the recipient of a restricted stock unit award will recognize ordinary income at the time the stock is delivered equal to the excess, if any, of (i) the fair market value of the stock received over any amount paid by the recipient in exchange for the stock or (ii) the amount of cash paid to the participant. The recipient’s basis for the determination of gain or loss upon the subsequent disposition of shares acquired from a restricted stock unit award will be the amount paid for such shares plus any ordinary income recognized when the stock is delivered, and the participant’s capital gain holding period for those shares will begin on the day after they are transferred to the participant. Subject to the discussion under “— Tax Consequences to Zeo” below, Zeo and its subsidiaries or affiliates generally should be entitled to a federal income tax deduction at the time and for the same amount as the participant recognizes ordinary income.

Tax Consequences to Zeo

Reasonable Compensation

In order for the amounts described above to be deductible by Zeo, such amounts must constitute reasonable compensation for services rendered or to be rendered by an individual service provider and must be ordinary and necessary business expenses.

Golden Parachute Payments

Zeo’s ability (or the ability of one of its subsidiaries) to obtain a deduction for future payments under the 2024 Plan could also be limited by the golden parachute rules of Section 280G of the Code, which prevent the deductibility of certain excess parachute payments made in connection with a change in control of an employer-corporation.

Compensation of Covered Employees

Zeo’s ability to obtain a deduction for amounts paid under the 2024 Plan could be limited by Section 162(m) of the Code. Section 162(m) of the Code limits our ability to deduct compensation, for federal income tax purposes, paid during any year to a “covered employee” (within the meaning of Section 162(m) of the Code) in excess of $1,000,000.

Zeo Compensation of Directors

Abigail Allen, Neil Bush and Mark Jacobs were each granted 10,000 Class A shares on September 13, 2024. The shares had a value of $1.75 each for total compensation value of $17,500 to each director. Our directors did not receive any other fees for their service in 2024.

Director Compensation Table

Name	Fees Earned or Paid in 2024 ($)	Stock Awards ($)(1)	Total ($)
Abigail Allen	—	17,500	17,500
Neil Bush	—	17,500	17,500
Mark Jacobs	—	17,500	17,500

(1)	Amounts reflect the full grant-date fair value of stock awards granted during the applicable fiscal year computed in accordance with ASC Topic 718, rather than the amounts paid to or realized by the director.

(2)	As of December 31, 2024, there were no option awards (exercisable and unexercisable) and unvested stock awards held by our directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS.

The following table sets forth information known to the Company regarding beneficial ownership of shares of the Company’s common stock as of May 19, 2025 by:

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

The percentage of beneficial ownership is based on 22,824,845 shares of Class A Common Stock issued and outstanding and 26,480,000 shares of Class V Common Stock issued and outstanding as of May 19, 2025.

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

Name and Address of Beneficial Owners	Number of Shares of Class A Common Stock	% of Shares of Class A Common Stock	Number of Shares of Class V Common Stock	% of Shares of Class V Common Stock	% of total voting power
Directors and Executive Officers
Directors and executive officers(1)
Timothy Bridgewater(2)	2,250,000	9.9%	8,210,410	31.0%	21.2%
Gianluca Guy(3)	1,500,000	6.6%	4,400,478	16.6%	12.0%
Brandon Bridgewater(4)	3,000,000	13.1%	2,515,664	9.5%	11.2%
Kalen Larsen(5)	500,000	2.2%	5,015,664	18.9%	11.2%
Stirling Adams	190,000	*	—	—	*
Cannon Holbrook	15,000	*	—	—	*
Dr. Abigail M. Allen	—	—	—	—	—
James P. Benson	—	—	—	—	—
Neil Bush	10,000	*	—	—	*
Mark Jacobs	90,000	*	—	—	*
All directors and executive officers as a group (9 individuals)	7,365,000	33.1%	20,142,216	76.1%	56.2%

Five Percent Holders
Southern Crown Holdings, LLC	1,500,000	6.6%	4,400,478	16.6%	12.0%
ESGEN LLC(6)	4,035,817	17.7%	1,500,000	5.7%	11.2%
LHX Intermediate, LLC(7)	8,080,000	35.4%	—	—	16.4%

*	Less than 1%.

(1)	Unless otherwise noted, the business address of each of the directors and officers is 7625 Little Rd, Suite 200A, New Port Richey, FL 34654.

(2)	The total number of shares of Class V Common Stock owned by Timothy Bridgewater comprise (i) 750,000 shares of Class A Common Stock and 1,558,883 shares of Class V Common Stock owned of record by LCB Trust, his family trust entity and (ii) 1,500,000 shares of Class A Common Stock and 6,651,527 shares of Class V Common Stock held of record by Sun Managers, LLC for which as the manager he has voting and investment power. Sun Managers, LLC is expected to use such shares in connection with a management equity program. Mr. Bridgewater disclaims beneficial ownership over any such shares held by Sun Managers, LLC.

(3)	Shares are held of record by Lamadd LLC. Mr. Guy exercises voting and dispositive power over the shares held by such entity.

(4)	Shares are held of record by Clarke Capital, LLC. Mr. Bridgewater exercises voting and dispositive power over the shares held by such entity.

(5)	Shares are held of record by JKAE Holdings, LLC. Mr. Larsen exercises voting and dispositive power over the shares held by such entity.

(6)	James P. Benson, Michael C. Mayon and Andrea Bernatova are the managers of ESGEN LLC, and each of them disclaims beneficial ownership over any securities owned by ESGEN LLC in which he or she does not have any pecuniary interest. The business address of ESGEN LLC is 5956 Sherry Lane, Suite 1400, Dallas, Texas 75225.

(7)	As reported on the Schedule 13D/A of LHX filed on December 27, 2024. Consists of 8,080,000 shares of Class A Common Stock held by LHX. This number does not take into account shares of stock of the Company held by other stockholders party to the Voting Agreement (described herein) or issuable under the Promissory Note (described herein), pursuant to which such stockholders have agreed, in certain circumstances, to vote (i) in favor of the nomination and appointment of LHX’s designee to the Board, (ii) in favor of the issuance to LHX of shares of Class A Common Stock in connection with an option that may be granted to LHX and (iii) the Share Issuance (described herein) pursuant to the Promissory Note. The business address of LHX is 5956 Sherry Lane, Suite 1400, Dallas, Texas 75225.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Sunergy Related Party Transactions

Approximately 30% of Zeo’s customers who have entered into leasing agreements have done so with third-party leasing companies established and managed by White Horse Energy, a holding company of which Timothy Bridgewater, Zeo’s Chairman and Chief Executive Officer, is the owner and manager. Mr. Bridgewater, through White Horse, holds 1% or less of the membership interests of the third-party leasing companies established and managed by White Horse Energy that own installed solar energy systems leased by Zeo Customers, with the remainder of the membership interests being held by third parties. For the twelve months ended December 31, 2024, the third-party leasing companies managed by White Horse Energy had purchased approximately $20.6 million in solar energy systems from Zeo for their leasing customers. As of that date, those third-party leasing companies had entered into leasing agreements with customers for an additional approximately $4.2 million in leased systems to be installed by Zeo, if the development and installation of all of those systems continued to completion. For the twelve months ended December 31, 2023, the third-party leasing companies managed by White Horse Energy had purchased approximately $19.0 million in solar energy systems from Zeo for their leasing customers. Subject to investor and customer demand, White Horse Energy intends to attract additional investors to form third-party leasing companies that will be able to fund additional installations of solar systems by Zeo.

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

The Sponsor advanced $262,268 to cover expenses related to our IPO under the April 2021 Promissory Note. As of December 31, 2024, no covered expenses remained outstanding and due to the Sponsor.

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

Office Space, Secretarial and Administrative Services Until Closing

ESGEN incurred $10,000 per month for office space, utilities, secretarial support and administrative services provided by the Sponsor. No amounts were paid for these services. As of December 31, 2023, ESGEN reported on the balance sheets $120,000 pursuant to this agreement, in “Due to related party”.

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

PIPE Financing

At Closing, the Sponsor purchased $15,000,000 of Convertible OpCo Preferred Units in the Sponsor PIPE Investment.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

On April 16, 2024 (the “Dismissal Date”), the Company dismissed BDO USA P.C. (“BDO”) as the independent registered public accounting firm for the Company. The dismissal was approved by the Audit Committee. The change in independent registered public accounting firm is not the result of any disagreement with BDO.

BDO’s audit reports on the financial statements as of December 31, 2023 and 2022 of the Company did not provide an adverse opinion or disclaimer of opinion to the Company’s financial statements, nor did it modify its opinion as to uncertainty, audit scope or accounting principles, except that such reports contained an explanatory paragraph regarding the Company’s ability to continue as a going concern.

For the Company’s two most recent fiscal years, and in the subsequent interim period through the Dismissal Date, there were (i) no “disagreements” within the meaning of Item 304(a)(1)(iv) of Regulation S-K and the related instructions between the Company and BDO on any matters of accounting principles or practices, financial statement disclosures or auditing scope or procedures which, if not resolved to BDO’s satisfaction, would have caused BDO to make reference thereto in its reports on the financial statements of the Company for such periods, and (ii) no “reportable events” (as defined in Item 304(a)(1)(v) of Regulation S-K), except that material weaknesses in internal control over financial reporting were identified. Specifically, we did not design and maintain an effective control environment to prevent or detect material misstatements to the financial statements. We lacked a sufficient complement of personnel with an appropriate level of internal controls and accounting knowledge, training and experience commensurate with our financial reporting requirements. Management did not design and maintain effective controls over the calculation of earnings per share (as disclosed in our 2023 and 2022 Annual Report on Form 10-K, and our September 30, 2023 and 2022, June 30, 2023 and 2022, and March 31, 2023 and 2022 Form 10-Qs), and classification of the reinvestment of interest and dividend income in the Trust Account in the statement of cash flows (as disclosed in our 2023 and 2022 Annual Report on Form 10-K, and our September 30, 2023, June 30, 2023, and March 31, 2023 Form 10-Qs).

On April 16, 2024, as recommended and approved by the Audit Committee, the Company engaged GT as the Company’s independent public accounting firm to audit the Company’s consolidated financial statements for the fiscal year ending December 31, 2024 and to review the Company’s quarterly consolidated financial statements for each of the quarters ending April 30, 2024, June 30, 2024, and September 30, 2024. GT previously served as the independent registered public accounting firm of Sunergy prior to the Closing of the Business Combination.

For the Company’s two most recent fiscal years, and in the subsequent interim period through the Dismissal Date, neither the Company nor anyone on its behalf consulted with GT regarding: (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s financial statements, and neither a written report nor oral advice was provided to the Company that GT concluded was an important factor considered by the Company in reaching a decision as to any accounting, auditing or financial reporting issue; or (ii) any matter that was either the subject of a disagreement (as defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions) or a reportable event (as described in Item 304(a)(1)(v) of Regulation S-K).

Fees

GT served as the independent registered public accounting firm to audit our books and accounts for the fiscal year ended December 31, 2024. BDO served as the independent registered public accounting firm to audit our books and accounts for the fiscal year ended December 31, 2023.

The table below presents the aggregate fees billed for professional services rendered by GT for the year ended December 31, 2024.

Audit fees	$1,104,438
Audit-related fees	-
Tax fees	-
All other fees	-
Total fees	$1,104,438

In the above table, Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements, reviews of our quarterly financial statements and services that are normally provided by our independent registered public accounting firm in connection with statutory and regulatory filings.

Our Audit Committee determined that the services provided by GT were compatible with maintaining the independence of GT as our independent registered public accounting firm.

The table below presents the aggregate fees billed for professional services rendered by BDO for the years ended December 31, 2024, and 2023.

	2024	2023
Audit fees	$124,810	$210,945
Audit-related fees	-	-
Tax fees	$-	-
All other fees	-	-
Total fees	$124,810	$210,945

In the above table, Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by our independent registered public accounting firm in connection with statutory and regulatory filings.

Our Audit Committee determined that the services provided by BDO were compatible with maintaining the independence of BDO as our independent registered public accounting firm.

PART IV

ITEM 15. EXHIBIT AND FINANCIAL STATEMENT SCHEDULES.

The following documents are filed as part of this Report:

(1) Financial Statements: Our financial statements are listed in the “Index to Financial Statements” on page F-1.

(2) Financial Statement Schedules: None.

(3) Exhibits

We hereby file as part of this Report the exhibits listed in the attached Exhibit Index. Copies of such material can also be obtained on the SEC website at www.sec.gov.

Exhibit		Incorporated by Reference
Number	Description	Form	Exhibit	Filing Date
2.1	Business Combination Agreement, dated as of April 19, 2023, by and among ESGEN, Sunergy, the Sellers, OpCo, the Sponsor and Timothy Bridgewater.	8-K	2.1	April 20, 2023
2.2	Amendment No. 1 to Business Combination Agreement, dated as of January 24, 2024, by and between ESGEN and Sunergy.	8-K	2.1	January 25, 2024
3.1	Certificate of Incorporation of Zeo Energy Corp.	8-K	3.1	March 20, 2024
3.2	Bylaws of Zeo Energy Corp.	8-K	3.2	March 20, 2024
10.1	Amended and Restated Subscription Agreement, dated as of January 24, 2024, by and among ESGEN, OpCo and the Sponsor.	8-K	10.2	January 25, 2024
10.2	Letter Agreement, dated as of October 22, 2021, by and among ESGEN, the Sponsor and the Insiders party thereto.	8-K	10.5	October 25, 2021
10.3	Amendment to Letter Agreement, dated as of April 19, 2023, by and among ESGEN, the Sponsor and the Insiders party thereto.	8-K	10.1	April 20, 2023
10.4	Amendment No. 2 to Letter Agreement, dated as of January 24, 2024, by and among ESGEN, the Sponsor and the Insiders party thereto.	8-K	10.1	January 25, 2024
10.5	Side Letter, dated as of March 13, 2024 by and among ESGEN, Sponsor, Sunergy and the other parties thereto.	8-K	10.5	March 20, 2024
10.6	Non-Redemption Agreement, dated as of March 11, 2024, by and between ESGEN and The K2 Principal Fund L.P.	8-K	10.1	March 12, 2024
10.7	Amended and Restated Registration Rights Agreement, dated as of March 13, 2024.	8-K	10.7	March 20, 2024
10.8	OpCo A&R LLC Agreement, dated as of March 13, 2024.	8-K	10.8	March 20, 2024
10.9	Form of Lock-Up Agreement.	8-K	2.1	April 20, 2023
10.10	Tax Receivable Agreement, dated as of March 13, 2024.	8-K	10.10	March 20, 2024
10.11	Form of Indemnification Agreement.	8-K	10.11	March 20, 2024
10.12	Employment Agreement, dated March 13, 2024, by and between Opco and Timothy Bridgewater.	8-K	10.12	March 20, 2024
10.13	Employment Agreement, dated March 13, 2024, by and between Opco and Kalen Larsen.	8-K	10.13	March 20, 2024
10.14	Employment Agreement, dated March 13, 2024, by and between Opco and Gianluca “Luke” Guy.	8-K	10.14	March 20, 2024
10.15	Employment Agreement, dated March 13, 2024, by and between Opco and Brandon Bridgewater.	8-K	10.15	March 20, 2024
10.16	Zeo Energy Corp. 2024 Omnibus Incentive Equity Plan.	8-K	10.17	March 20, 2024
10.17*	Promissory Note, dated December 24, 2024, between Zeo Energy Corp. and LHX Intermediate LLC.
10.18	Form of Voting Agreement, dated December 24, 2024, between Zeo Energy Corp., LHX Intermediate LLC and certain stockholders of the Company.	8-K	10.2	December 26, 2024
16	Letter from BDO USA P.C. dated April 18, 2024 to the Securities and Exchange Commission regarding change in certifying accountant.	8-K	16.1	April 18, 2024
19*	Insider Trading Policy
21*	Subsidiaries of Zeo Energy Corp.	10-K	21.1	April 1, 2024
23*	Consent of Grant Thornton LLP
31.1**	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2**	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97*	Clawback Policy.
101*	Interactive data file set for the financial statements and accompanying notes contained in this Report (formatted as Inline XBRL).
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith
**	Furnished herewith

ITEM 16. FORM 10-K SUMMARY.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this date of May 27, 2025.

Zeo Energy Corp.

By:	/s/ Timothy Bridgewater
Name:	Timothy Bridgewater
Title:	Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on May 27, 2025.

Name	Position

/s/ Timothy Bridgewater	Chief Executive Officer and Director
Timothy Bridgewater

/s/ Cannon Holbrook	Chief Financial Officer
Cannon Holbrook

/s/ Gianluca “Luke” Guy	Chief Installation and Strategy Officer and Director
Gianluca “Luke” Guy

/s/ Dr. Abigail M. Allen	Director
Dr. Abigail M. Allen

/s/ James P. Benson	Director
James P. Benson

/s/ Neil Bush	Director
Neil Bush

/s/ Mark Jacobs	Director
Mark Jacobs

ZEO ENERGY CORP. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Zeo Energy Corp.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Zeo Energy Corp. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of operations, changes in shareholders’ deficit, and cash flows for each of the two years in the period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

Basis for opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2023.

Kansas City, Missouri

May 27, 2025

 ZEO ENERGY CORP.

CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2024	2023
Assets
Current assets
Cash and cash equivalents	$5,634,115	$8,022,306
Accounts receivable, including $191,662 and $396,488 from related parties, net of allowance for credit losses of $1,165,336 and $862,580, as of December 31, 2024 and 2023, respectively	10,186,543	2,905,205
Inventories	872,470	350,353
Contract assets	64,202	4,915,064
Prepaid expenses and other current assets	2,131,345	40,403
Total current assets	18,888,675	16,233,331
Other assets	314,426	62,140
Property, equipment and other fixed assets, net	2,475,963	2,289,723
Right -of-use operating lease asset	1,268,139	1,135,668
Right-of-use finance lease asset	447,012	583,484
Intangibles, net	7,571,156	771,028
Related party note receivable	3,000,000	-
Goodwill	27,010,745	27,010,745
Total assets	$60,976,116	$48,086,119

Liabilities, redeemable noncontrolling interest and stockholders’ (deficit) equity
Current liabilities
Accounts payable	$2,780,885	$4,699,855
Accrued expenses and other current liabilities, including $3,359,101 and $2,415,966 with related parties at December 31, 2024 and 2023, respectively	8,540,188	4,646,365
Current portion of long-term debt	291,036	294,398
Current portion of obligations under operating leases	583,429	539,599
Current portion of obligations under finance leases	130,464	118,416
Convertible promissory note, net of debt issuance costs	2,440,000	-
Contract liabilities, including $2,000 and $1,160,848 with related parties as of December 31, 2024 and 2023, respectively	203,607	5,223,518
Total current liabilities	14,969,609	15,522,151
Obligations under operating leases, non-current	799,385	636,414
Obligations under finance leases, non-current	348,807	479,271
Warrant liabilities	1,449,000	-
Long-term debt	496,623	825,764
Total liabilities	18,063,424	17,463,600
Commitments and contingencies (Note 17)

Redeemable noncontrolling interests
Convertible preferred units, 1,500,000 units issued and outstanding as of December 31, 2024 and no units issued and outstanding as of December 31, 2023	16,130,871	-
Class B Units	115,693,900	-

Stockholders’ (deficit) equity
Class V common stock, $0.0001 par value, 100,000,000 authorized shares; 35,230,000 and 33,730,000 shares issued and outstanding as of December 31, 2024, and December 31, 2023, respectively	3,523	3,373
Class A common stock, $0.0001 par value, 300,000,000 authorized shares; 13,252,964 and no shares issued and outstanding as of December 31, 2024, and December 31, 2023, respectively	1,326	-
Additional paid-in capital	14,523,963	31,152,491
Accumulated deficit	(103,440,891)	(533,345)
Total stockholders’ (deficit) equity	(88,912,079)	30,622,519
Total liabilities, redeemable noncontrolling interests and stockholders’ (deficit) equity	$60,976,116	$48,086,119

The accompanying notes are an integral part of the financial statements.

ZEO ENERGY CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2024	2023

Revenue, net	$51,088,065	$94,226,149
Related party revenue, net	22,156,018	15,464,852
Total revenue	73,244,083	109,691,001
Operating costs and expenses:
Cost of goods sold (exclusive of depreciation and amortization shown below)	38,021,519	59,436,674
Depreciation and amortization	4,836,538	1,841,874
Sales and marketing	19,587,073	30,324,059
General and administrative	21,628,725	12,949,067
Total operating expenses	84,073,855	104,551,674
(Loss) income from operations	(10,829,772)	5,139,327
Other income (expenses), net:
Other income, net	233,151	(183,401)
Change in fair value of warrant liabilities	69,000	-
Interest expense	(333,539)	(110,857)
Total other income (expense), net	(31,388)	(294,258)
Net (loss) income before taxes	(10,861,160)	4,845,069
Income tax benefit	988,802	-
Net (loss) income	(9,872,358)	4,845,069
Less: Net loss attributable to Sunergy Renewables, LLC prior to the ESGEN Business Combination	(523,681)	-
Net loss subsequent to the ESGEN Business Combination	(9,348,677)	4,845,069
Less: Net loss attributable to redeemable non-controlling interests	(6,679,788)	-
Net loss attributable to Class A common stock	$(2,668,889)	$4,845,069

Basic and diluted net loss per common share	$(0.48)	$4.85
Weighted average units outstanding, basic and diluted	5,546,925	1,000,000

The accompanying notes are an integral part of the financial statements.

ZEO ENERGY CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

											Retained
	Mezzanine Equity		Non-controlling	Common Units		Class V Common Stock		Class A Common Stock		Additional Paid in	Earnings (Accumulated	Total Members’
	Shares	Amount	interest	Units	Amount	Units	Amount	Units	Amount	Capital	Deficit)	Equity
Balance, December 31, 2022	-	$-	$-	1,000,000	$31,155,864	-	$-	-	$-	$-	$119,982	$31,275,846
Retroactive application of ESGEN Business Combination (Note 1)	-	-	-	(1,000,000)	(31,155,864)	33,730,000	3,373	-	-	31,152,491	-	-
Balance, December 31, 2022	-	-	-	-	-	33,730,000	3,373	-	-	31,152,491	119,982	31,275,846
Stockholder distributions	-	-	-	-	-	-	-	-	-	-	(5,498,396)	(5,498,396)
Net income	-	-	-	-	-	-	-	-	-	-	4,845,069	4,845,069
Balance, December 31, 2023	-	-	-	-	-	33,730,000	3,373	-	-	31,152,491	(533,345)	30,622,519
Stockholder distributions	-	-	-	-	-	-	-	-	-	-	(90,000)	(90,000)
Net loss prior to the ESGEN Business Combination	-	-	-	-	-	-	-	-	-	-	(523,681)	(523,681)
Effects of ESGEN Business Combination
Issuance of Class A Shares to third party advisors	-	-	-	-	-	-	-	178,207	18	891,017	-	891,035
Issuance of Class A Shares to backstop investor	-	-	-	-	-	-	-	225,174	23	1,569,440	-	1,569,463
Reverse Recapitalization (Note 3)	1,500,000	6,855,076	-	-	-	1,500,000	150	4,248,583	425	(2,498,380)	-	(2,497,805)
Transaction costs	-	-	-	-	-	-	-	-	-	(2,890,061)	-	(2,890,061)
Establishment of redeemable noncontrolling interest	-	-	26,116,548	-	-	-	-	-	-	(26,116,548)	-	(26,116,548)
Activities subsequent to ESGEN Business Combination
Stock-based compensation	-	-	-	-	-	-	-	375,000	37	7,360,697	-	7,360,734
Class A common stock issued to vendor	-	-	-	-	-	-	-	146,000	15	255,485	-	255,500
Lumio Asset purchase	-	-	-	-	-	-	-	6,206,897	621	8,131,035	-	8,131,656
Issuance of Class A Shares to private placement investor	-	-	-	-	-	-	-	1,873,103	187	2,715,813	-	2,716,000
Subsequent measurement of redeemable noncontrolling interest	-	-	105,672,002	-	-	-	-	-	-	(6,047,026)	(99,624,976)	(105,672,002)
Net income	-	9,414,862	(16,094,650)	-	-	-	-	-	-	-	(2,668,889)	(2,668,889)
Dividends paid to Preferred unit holders	-	(139,067)	-	-	-	-	-	-	-	-	-	-
Balance, December 31, 2024	1,500,000	$16,130,871	115,693,900	-	$-	35,230,000	$3,523	13,252,964	$1,326	$14,523,963	$(103,440,891)	$(88,912,079)

The accompanying notes are an integral part of the financial statements.

ZEO ENERGY CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2024	2023

Cash Flows from Operating Activities
Net (loss) income	$(9,872,358)	$4,845,069
Adjustment to reconcile net (loss) income to cash (used in) provided by operating activities
Depreciation and amortization	4,836,538	1,841,874
Gain on disposal of fixed assets	(91,684)	-
Change in fair value of warrant liabilities	(69,000)	-
Provision for credit losses	2,815,633	1,531,223
Noncash operating lease expense	705,293	550,425
Stock based compensation expense	7,951,248	-
Income tax benefit	(997,702)	-
Changes in operating assets and liabilities:
Accounts receivable	(8,785,973)	(3,475,661)
Accounts receivable due from related parties	204,826	(396,488)
Inventories	(131,898)	(63,207)
Contract assets	4,850,862	(4,795,309)
Prepaids and other current assets	(1,757,354)	61,852
Other assets	(13,795)	-
Due from related party	-	(104,056)
Accounts payable	(2,512,834)	4,501,798
Accrued expenses and other current liabilities	(1,140,780)	1,536,287
Accrued expenses and other current liabilities due to related parties	943,135	2,415,996
Contract liabilities	(3,861,063)	2,913,623
Contract liabilities due to related parties	(1,158,848)	1,160,848
Operating lease payments	(630,963)	(547,140)
Net cash (used in) provided by operating activities	(8,716,717)	11,977,134

Cash flows from Investing Activities
Purchases of property, equipment and other assets	(369,137)	(1,034,666)
Investment in related party note receivable	(3,000,000)	-
Asset acquisitions	(4,000,000)	-
Net cash used in investing activities	(7,369,137)	(1,034,666)

Cash flows from Financing Activities
Proceeds from the issuance of debt	-	311,029
Repayments of finance lease liabilities	(118,416)	(84,678)
Proceeds from private placement	2,716,000	-
Proceeds from the issuance of convertible preferred stock, net of transaction costs	9,221,649	-
Repayments of debt	(332,503)	(241,423)
Proceeds from convertible promissory note, net of debt issuance costs	2,440,000	-
Dividends paid to Convertible preferred units	(139,067)	-
Distributions to members	(90,000)	(5,173,396)
Net cash provided by (used in) financing activities	13,697,663	(5,188,468)

Net (decrease) increase in cash and cash equivalents	(2,388,191)	5,754,000
Cash and cash equivalents, beginning of period	8,022,306	2,268,306
Cash and cash equivalents, end of the period	$5,634,115	$8,022,306

Supplemental Cash Flow Information
Cash paid for interest	$124,488	$103,421
Accrual of distribution to owners	$-	$325,000
Cash paid for income taxes	$-	$-
Noncash finance lease expense	$136,472	$98,881

Non-cash transactions
Deferred equity issuance costs	$2,769,039	$-
Right-of-use assets obtained in exchange for operating lease liabilities	$837,764	$-
Issuance of Class A common stock to vendors	$891,035	$-
Issuance of Class A common stock to backstop investors	$1,569,463	$-
Preferred dividends	$9,275,795	$-

The accompanying notes are an integral part of the financial statements.

 ZEO ENERGY CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2024

NOTE 1 - ORGANIZATION AND BUSINESS OPERATION

Zeo Energy Corp. (formerly known as ESGEN Acquisition Corporation or “ESGEN”), collectively with its subsidiaries (the “Company” or “Zeo”) is in the business of marketing, sales and installation, and maintenance of solar panel technology to individual households within the United States. As part of this, the Company may also provide roofing repairs and construction.

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

ESGEN Business Combination

On March 13, 2024 (the “Closing Date”), the Company consummated its previously announced business combination (the “ESGEN Closing”), pursuant to that certain Business Combination Agreement, dated as of April 19, 2023 (as amended on January 24, 2024, the “ESGEN Business Combination Agreement”), by and among Zeo Energy Corp., a Delaware corporation (f/k/a ESGEN Acquisition Corporation, a Cayman Islands exempted company), ESGEN OpCo, LLC, a Delaware limited liability company(“OpCo”), Sunergy Renewables, LLC, a Nevada limited liability company (“Sunergy”), the Sunergy equity holders set forth on the signature pages thereto or joined thereto (collectively, “Sellers” and each, a “Seller”, and collectively with Sunergy, the “Sunergy Parties”), for limited purposes, ESGEN LLC, a Delaware limited liability company (the “Sponsor”), and for limited purposes, Timothy Bridgewater, an individual, in his capacity as the Sellers Representative (collectively, the “ESGEN Business Combination”). Prior to the ESGEN Closing, (i) except as otherwise specified in the ESGEN Business Combination Agreement, each issued and outstanding Class B ordinary share of ESGEN was converted into one Class A ordinary share of ESGEN (the “ESGEN Class A Ordinary Shares” and such conversion, the “ESGEN Share Conversion”); and (ii) ESGEN was domesticated into the State of Delaware so as to become a Delaware corporation (the “Domestication”). In connection with the ESGEN Closing, the registrant changed its name from “ESGEN Acquisition Corporation” to “Zeo Energy Corp.”

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

In accordance with the terms of the ESGEN Business Combination Agreement, Sunergy caused all holders of any options, warrants or rights to subscribe for or purchase any equity interests of Sunergy or its subsidiaries or securities (including debt securities) convertible into or exchangeable for, or that otherwise confer on the holder any right to acquire, any equity interests of Sunergy or any subsidiary thereof (collectively, the “Sunergy Convertible Interests”) existing immediately prior to the ESGEN Closing to either exchange or convert all such holder’s Sunergy Convertible Interests into limited liability interests of Sunergy (the “Sunergy Company Interests”) in accordance with the governing documents of Sunergy or the Sunergy Convertible Interests.

At the ESGEN Closing, ESGEN contributed to OpCo (1) all of its assets (excluding its interests in OpCo, but including the amount of cash in ESGEN’s Trust Account (the “Trust Account”) as of immediately prior to the ESGEN Closing (after giving effect to the exercise of redemption rights by ESGEN stockholders), and (2) a number of newly issued shares of Class V common stock of the registrant, par value $0.0001 per share, which generally have only voting rights (the “Zeo Class V Common Stock”), equal to the number of Seller OpCo Units (as defined in the ESGEN Business Combination Agreement) (the “Seller Class V Shares”). In exchange, OpCo issued to ESGEN (i) a number of Class A common units of OpCo (the “Manager OpCo Units”) which equaled the number of total shares of the Zeo Class A Common Stock issued and outstanding immediately after the ESGEN Closing and (ii) a number of warrants to purchase Manager OpCo Units which equaled the number of SPAC Warrants (as defined in the ESGEN Business Combination Agreement) issued and outstanding immediately after the ESGEN Closing (the transactions described above in this paragraph, the “ESGEN Contribution”). Immediately following the ESGEN Contribution, (x) the Sellers contributed to OpCo the Sunergy Company Interests and (y) in exchange therefor, OpCo transferred to the Sellers the Seller OpCo Units and the Seller Class V Shares.

Prior to the ESGEN Closing, the Sellers transferred 24.167% of their Sunergy Company Interests (which were thereafter exchanged for Seller OpCo Units and Seller Class V Shares at the ESGEN Closing, as described above) pro rata to Sun Managers, LLC, a Delaware limited liability company (“Sun Managers”), in exchange for Class A Units (as defined in the Sun Managers limited liability company agreement (the “SM LLCA”) in Sun Managers. In connection with such transfer, Sun Managers executed a joinder to, and became a “Seller” for purposes of, the ESGEN Business Combination Agreement. Sun Managers intends to grant Class B Units (as defined in the SM LLCA) in Sun Managers through the Sun Managers, LLC Management Incentive Plan (the “Management Incentive Plan”) adopted by Sun Managers to certain eligible employees or service providers of OpCo, Sunergy or their subsidiaries, in the discretion of Timothy Bridgewater, as manager of Sun Managers. Such Class B Units may be subject to a vesting schedule, and once such Class B Units become vested, there may be an exchange opportunity through which the grantees may request (subject to the terms of the Management Incentive Plan and the OpCo amended and restated limited liability company agreement in its entirely (the “OpCo A&R LLC Agreement”)) the exchange of their Class B Units into Seller OpCo Units (together with an equal number of Seller Class V Shares), which may then be converted into Zeo Class A Common Stock (subject to the terms of the Management Incentive Plan and the OpCo A&R LLC Agreement). Grants under the Management Incentive Plan will be made after ESGEN Closing.

As of the ESGEN Closing Date, upon consummation of the ESGEN Business Combination, the only outstanding shares of capital stock of the registrant were shares of Zeo Class A Common Stock and Zeo Class V Common Stock.

In connection with entering into the ESGEN Business Combination Agreement, ESGEN and the Sponsor entered into a subscription agreement, dated April 19, 2023, which ESGEN, the Sponsor and OpCo subsequently amended and restated on January 24, 2024 (the “Sponsor Subscription Agreement”), pursuant to which, among other things, the Sponsor agreed to purchase an aggregate of 1,000,000 OpCo preferred units (and be issued an equal number of shares of Zeo Class V Common Stock) (“Convertible OpCo Preferred Units”) concurrently with the ESGEN Closing at a cash purchase price of $10.00 per unit and up to an additional 500,000 Convertible OpCo Preferred Units (together with the concurrent issuance of an equal number of shares of Zeo Class V Common Stock) during the nine months after ESGEN Closing if called for by Zeo (the “Sponsor PIPE Investment”). Prior to the ESGEN Closing, ESGEN informed the Sponsor that it wished to call for the additional 500,000 Convertible OpCo Preferred Units at the Closing and, as a result, a total of 1,500,000 Convertible OpCo Preferred Units were issued to Sponsor in return for aggregate consideration of $15,000,000.

Accounting for the ESGEN Business Combination

The ESGEN Business Combination was accounted for as a reverse recapitalization with ESGEN being treated as the acquired company since there was no change in control in accordance with the guidance for common control transactions in Accounting Standards Codification (“ASC”) 805-50, Business Combinations – Related Issues (“ASC 805-50”). Accordingly, the financial statements of the combined entity will represent a continuation of the financial statements of Sunergy with the ESGEN Business Combination treated as the equivalent of Sunergy issuing stock for the net assets of ESGEN, accompanied by a recapitalization. The net assets of ESGEN were stated at historical cost, with no goodwill or other intangible assets recorded. Operations prior to the ESGEN Business Combination were those of Sunergy.

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

While Sunergy did not control or have common ownership of ESGEN prior to the consummation of the ESGEN Business Combination, the Company evaluated the ownership of the new entity subsequent to the consummation of the transaction to determine if common control existed. If the business combination is between entities under common control, then the acquisition method of accounting is not applicable and the guidance in ASC 805-50 regarding common control should be applied instead. The Financial Accounting Standards Board (“FASB”) ASC does not include a definition of common control. In practice, entities with a common parent entity, as determined under ASC 810, Consolidation, are generally considered to be under common control. Emerging Issues Task force (“EITF”) Issue 02-5, “Definition of ‘Common Control’ in Relation to FASB Statement No. 141 (“EITF Issue 02-5”)”, which was never finalized or codified, has also been applied in practice to determine when entities are under common control. EITF Issue 02-5 indicates that common control would exist in any of the following situations:

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

Prior to the ESGEN Business Combination and the contributions to Sun Managers, Sunergy was majority owned by 5 entities (the “Primary Sellers”):

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

Each of the above parties entered into a Voting Agreement, dated September 7, 2023. The term of the Voting Agreement is for five years from the date of the Voting Agreement. The consummation of the ESGEN Business Combination occurred within the term of the Voting Agreement.

Prior to the ESGEN Business Combination and the contributions to Sun Managers, the Primary Sellers had 98% ownership in Sunergy. Immediately following the ESGEN Business Combination, the Primary Sellers owned 83.8% of the Common Stock of the registrant through their Zeo Class V Common Stock that have voting interests. The Voting Agreement constitutes contemporaneous written evidence of an agreement to vote a majority of the Primary Sellers’ shares of the registrant in concert. Accordingly, the Primary Sellers retain majority control through the voting of their units in conjunction with the Voting Agreement immediately prior to the ESGEN Business Combination and their shares following the ESGEN Business Combination and, therefore, there is no change of control before or after the ESGEN Business Combination. This conclusion is appropriate even though there was no relationship or common ownership or control between Sunergy and ESGEN prior to the ESGEN Business Combination. Accordingly, the ESGEN Business Combination should be accounted for in accordance with the guidance for common control transactions in ASC 805-50.

Additional factors that were considered include the following:

●	Since the ESGEN Business Combination, the Board has been comprised of one individual designated by ESGEN and five individuals designated by Sunergy.

●	Since the ESGEN Business Combination, management of the Company has been the existing management at Sunergy immediately prior to the ESGEN Business Combination. The individual that was serving as the chief executive officer and chief financial officer of Sunergy’s management team immediately prior to the ESGEN Business Combination continues substantially unchanged upon completion of the ESGEN Business Combination.

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

NOTE 2 - LIQUIDITY AND GOING CONCERN

As of December 31, 2024, the Company had approximately $3.9 million of working capital including $5.6 million of cash and cash equivalents. Management has assessed the going concern assumptions of the Company during the preparation of these consolidated financial statements.

The Company’s consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Historically, the Company’s primary source of funding to support operations has been cash flows from operations.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and principles of Consolidation

The consolidated financial statements for the Company as of December 31, 2024 and 2023 include the accounts of the Company’s wholly-owned subsidiaries for years ended 2024 and 2023. The accompanying consolidated financial statements have been prepared pursuant to the accounting principles generally accepted in the United States of America (“US GAAP”). References to the “ASC” hereafter refer to the Accounting Standards Codification established by the Financial Accounting Standards Board (“FASB”) as the source of authoritative US GAAP. All intercompany balances and transactions have been eliminated in consolidation.

Reclassification

Certain amounts from prior period financial statements have been reclassified to align with the presentation used in the current consolidated financial statements for comparative purposes. These reclassifications had no effect on the Company’s previously reported results of operations.  An adjustment has been made to the Consolidated Statements of Cash Flows for the year ended December 31, 2023, to match this current year’s presentation of noncash financing lease expense. This change in classification does not affect previously reported cash flows from operating activities in the Consolidated Statements of Cash Flows.

Use of Estimates

The preparation of the Company’s consolidated financial statements in conformity with US GAAP requires it to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses for the reporting period. Some of the more significant estimates include fair value of preferred shares, fair value of assets acquired and liabilities assumed in asset acquisitions, share-based compensation, fair value of warrant liabilities, redemption value of non-controlling interest, subsequent realizability of intangible assets, depreciation and amortization periods and collectability of accounts receivable. Due to the uncertainty involved in making estimates, actual results could differ from those estimates which could have a material effect on the financial condition and results of operations in future periods.

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

Segment Information

Operating segments are defined as components of an enterprise for which separate discrete financial information is evaluated regularly by the chief operating decision maker (“CODM”), in deciding how to allocate resources and assess performance. The CODM reviews financial information presented on a consolidated basis for the purposes of allocating resources and evaluating financial performance. Accordingly, the Company operates and manages its business as one operating and reportable segment. (See Note 19)

Cash and Cash Equivalents

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

Accounts receivable, net of allowance for credit losses

Accounts receivable is presented at the invoiced receivable amounts, less any allowance for any potential expected credit loss amounts, and do not bear interest. The Company estimates allowance for credit losses based on the creditworthiness of each customer, historical collections experience, forward looking information and other information including the aging of the receivables. The majority of our customers lease or finance their purchase and installation of solar panels through various financing companies. The financing companies remit payment to the Company typically within 3 weeks after installation. The Company is not deemed a borrower with these financing agreements and as a result is not subject to any of the terms of the financing transaction between the financing company and the customer.

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

The following represents a roll forward of the allowance for credit losses for the years ended December 31, 2024 and 2023:

	December 31, 2024	December 31, 2023
Allowance for credit losses, beginning of the period	$862,580	$742,772
Provision for credit losses	2,815,633	1,531,223
Write offs	(2,525,100)	(1,411,415)
Recoveries	12,223	-
Allowance for credit losses, as of the end of the period	$1,165,336	$862,580

Significant judgement is involved in determination of the collectability of accounts receivable. Management assesses the reasonability of collectability of accounts receivable on a quarterly basis to record the allowance for credit losses.

Contract assets

Contract assets costs include prepaid installation costs incurred prior to completion of installations of solar systems and accrued revenues for which the invoicing criteria have not been met. Prepaid installation costs include the cost of engineering, permits, governmental fees, and other related solar installation costs were $64,202 and $4,915,064 as of December 31, 2024 and 2023, respectively. These costs are charged to Cost of goods sold when each installation is completed. The following table summarizes the change in contract assets:

	December 31, 2024	December 31, 2023
Contract asset, beginning of the period	$4,915,064	$119,755
Cost of goods sold recognized during the period	(4,915,064)	(119,755)
Cash paid prior to completion of performance obligation	64,202	4,915,064
Contract assets, as of the end of the period	$64,202	$4,915,064

Prepaid expenses and other current assets

Prepaid expenses and other current assets consist of employee advances, advanced sales commissions, prepaid insurance, and other current assets.

Note receivable

The Company records notes receivable when it extends credit or financing to related parties or third parties. The Company evaluates notes receivable for collectability at each reporting period under the current expected credit loss (CECL) model, in accordance with ASC 326, Financial Instruments - Credit Losses (“ASC 326”). If necessary, an allowance for doubtful accounts is recorded to reflect potential losses. As of December 31, 2024, we evaluated the need for an allowance for credit loss using the guidelines set forth in ASC 326, and have determined this note is fully collectible and, therefore, we have not recorded an allowance against the note receivable balance.

Concentration of credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents and trade accounts receivable. The Company maintains its cash and cash equivalent balances in highly rated financial institutions, which at times may exceed federally insured limits. The amounts over these insured limits as of December 31, 2024, and December 31, 2023 were $5,389,013 and $7,772,306, respectively. The Company mitigates this concentration of credit risk by monitoring the credit worthiness of the financial institutions. No losses have been incurred to date on any deposits.

The Company performs periodic credit evaluations of its customers’ financial condition and also monitors the financial condition of the financial counterparties that finance customer transactions and generally does not require collateral. For customers who finance their systems through a lease product, the Third Party Operator (TPO) of the lease product is the contracted customer with the Company. Where the Company has a concentration of credit risk, it is with these TPO customers. At December 31, 2024, the Company had two customers who exceeded 10% of accounts receivable. Their balances were $3,192,077 and $2,306,096. No one customer or financing counterparty exceeded 10% of accounts receivable as of December 31, 2023. For the years ended December 31, 2024 and 2023, the Company had three and one customers, respectively, who exceeded 10% of revenue recognized. Their revenue recognized was $17,834,595, $23,386,284 and $8,781,244 for 2024 and $13,083,458 for 2023, respectively. See Note 20 – subsequent events for further information.

Advertising and Marketing

The Company charges the costs of advertising to expense as incurred. For the years ended December 31, 2024 and 2023, the Company incurred $173,903 and $188,526, respectively, of advertising and marketing costs.

Inventories

Inventories are primarily comprised of solar panels and other related items necessary for installations and service needs. Inventories are accounted for on a first-in-first-out basis and are measured at the lower of cost or net realizable value, where cost is determined using a weighted-average cost method. When evidence exists that the net realizable value of inventory is lower than its cost, the difference is recognized as cost of goods sold in the consolidated statements of operations in the period identified. As of December 31, 2024 and 2023, inventory was $872,470 and $350,353, respectively.

Property, equipment and other fixed assets, net

Property, equipment and other fixed assets are carried at cost less accumulated depreciation and includes expenditures that substantially increase the useful lives of existing property and equipment. Maintenance, repairs, and minor renovations are charged to expense as incurred. When property and equipment is retired or otherwise disposed of, the related costs and accumulated depreciation are removed from their respective accounts, and any difference between the sale proceeds and the carrying amount of the asset is recognized as a gain or loss on disposal in the consolidated Statements of Operations.

Software that is developed for internal use and is accounted for accordance with ASC 350, Intangibles, Goodwill and Other-Internal-Use Software. Qualifying costs incurred to develop internal-use software are capitalized when (i) the preliminary project stage is completed, (ii) management has authorized further funding for the completion of the project and (iii) it is probable that the project will be completed and perform as intended. These capitalized costs include compensation for employees who develop internal-use software and external costs related to development of internal-use software. Capitalization of these costs ceases once the project is substantially complete and the software is ready for its intended purpose. Internally developed software is amortized using the straight-line method over an estimated useful life. All other expenditures, including those incurred to maintain an internal-use software’s current level of performance, are expensed as incurred. When these assets are retired or disposed of, the cost and accumulated amortization thereon are removed, and any resulting gain or losses are included in the consolidated statements of operations.

Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which is five years, across all asset classes.

The estimated useful lives and depreciation methods are reviewed at each year-end, with the effect of any changes in estimates accounted for prospectively. All depreciation expense is included with depreciation and amortization in the consolidated statements of operations.

Impairment of long-lived assets

Management reviews each asset or asset group for impairment whenever events or circumstances indicate that the carrying value of an asset or asset group may not be recoverable, and at least annually. No impairment charges were recorded by the Company during the years ended December 31, 2024, and 2023.

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

Where the set of assets acquired and liabilities assumed doesn’t constitute a business, it is accounted for as an asset acquisition and the individual assets and liabilities are recorded at their respective relative fair values corresponding to the consideration transferred.

Goodwill

Goodwill is recognized and initially measured as any excess of the acquisition-date consideration transferred in a business combination over the acquisition-date amounts recognized for the net identifiable assets acquired. Goodwill is not amortized but is tested for impairment annually, or more frequently if an event occurs or circumstances change that would more likely than not result in an impairment of goodwill. First, the Company assesses qualitative factors to determine whether or not it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the Company concludes that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the Company conducts a quantitative goodwill impairment test comparing the fair value of the applicable reporting unit with its carrying value. If the carrying amount of the reporting unit exceeds the fair value of the reporting unit, the Company recognizes an impairment loss in the consolidated statements of operations for the amount by which the carrying amount exceeds the fair value of the reporting unit. The Company performs its annual goodwill impairment test at December 31 of each year. There was no goodwill impairment for the years ended December 31, 2024, and 2023.

Intangible assets subject to amortization

Intangible assets include tradenames, customer lists, order backlog and non-compete agreements. Amounts are subject to amortization on a straight-line basis over the estimated period of benefit and are subject to annual impairment consideration. Costs incurred to renew or extend the term of a recognized intangible asset, such as the acquired tradename, are capitalized as part of the intangible asset and amortized over its revised estimated useful life.

Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of the intangible assets may not be recoverable. Conditions that would necessitate an impairment assessment include a significant decline in the observable market value of an asset, a significant change in the extent or manner in which an asset is used, or any other significant adverse change that would indicate that the carrying amount of an asset or group of assets may not be recoverable. The Company evaluates the recoverability of intangible assets by comparing their carrying amounts to future net undiscounted cash flows expected to be generated by the intangible assets. If such intangible assets are considered to be impaired, the impairment recognized is measured as the amount by which the carrying amount of the intangible assets exceeds the fair value of the assets. The Company determines fair value based on discounted cash flows using a discount rate commensurate with the risk inherent in the Company’s current business model for the specific intangible asset being valued. No impairment charges were recorded for the years ended December 31, 2024, and 2023.

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

Operating Leases

A lease for which substantially all the benefits and risks incidental to ownership remain with the lessor is classified by the lessee as an operating lease. Operating leases are included in the line items right-of-use (“ROU”) operating lease asset, current portion of obligations under operating leases, and obligations under operating leases, non-current in the consolidated balance sheets. ROU assets represent the Company’s right to use an underlying asset for the lease term and obligations under lease represents its obligation to make lease payments arising from the lease. For operating leases, the Company measures its lease obligations based on the present value of the total lease payments not yet paid. These payments are then discounted based on the more readily determinable of the rate implicit in the lease or the Company’s incremental borrowing rate, which is the estimated rate the Company would be required to pay for a collateralized borrowing equal to the total lease payments over the term of the lease. The Company uses its incremental borrowing rate based on the information available at lease commencement date in determining the present value of lease payments. The Company measures ROU assets based on the corresponding lease obligation adjusted for payments made to the lessor at or before the commencement date, and initial direct costs it incurs under the lease. The Company begins recognizing lease expense when the lessor makes the underlying asset available to the Company. Lease expenses for lease payments is recognized on a straight-line basis over the lease term.

For leases with a lease term of less than one year (short-term leases), the Company has elected not to recognize an obligation or ROU asset on its consolidated balance sheet. Instead, it recognizes the lease payments as expenses on a straight-line basis over the lease term. Short-term lease costs are immaterial to its consolidated statements of operations and cash flows.

Finance leases

Leases that transfer substantially all of the benefits and risks incidental to the ownership of assets are accounted for as finance leases as if there was an acquisition of an asset and incurrence of an obligation at the inception of the lease. Lease cost for finance leases where the Company is the lessee includes the amortization of the ROU asset, which is amortized on a straight-line basis and recorded to depreciation and amortization and interest expense on the finance lease obligation, which is calculated using the effective interest method and recorded to interest expense on the accompanying consolidated statements of operations. Finance lease ROU assets are amortized over the shorter of their estimated useful lives or the terms of the respective leases. If the Company is reasonably certain to exercise the option to purchase the underlying asset at the end of lease term, the finance lease ROU assets are amortized to the end of useful life of the assets on a straight-line basis.

Warrant Liabilities

The Company evaluates all of its financial instruments, including issued share purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 815-40, Derivatives and Hedging (“ASC 815-40”). The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is reassessed at the end of each reporting period. The Company accounts for the Public Warrants (as defined in Note 13) in accordance with the guidance contained in ASC 815-40 under which the Warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, the Company classifies the Warrants as liabilities at their fair value and adjusts the Warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the consolidated statements of operations. The quoted market price is utilized as the fair value as of each relevant date.

Revenue Recognition

The Company accounts for revenue in accordance with ASC 606, Revenue from Contracts with Customers (“ASC 606”). The Company applies judgment in the determination of performance obligations in accordance with ASC 606. Performance obligations in a contract are identified based on the services that will be transferred to the customer that are both capable of being distinct, whereby the customer can benefit from the service either on its own or together with other resources that are readily available from third parties or from the Company, and are distinct in the context of the contract, whereby the transfer of the services is separately identifiable from other promises in the contract. In addition, a single performance obligation may comprise a series of distinct goods or services that are substantially the same and that have the same pattern of transfer to the customer. This principle is achieved through applying the following five-step approach:

●	Step 1 - Identification of the contract, or contracts, with a customer.

●	Step 2 - Identification of the performance obligations in the contract.

●	Step 3 - Determination of the transaction price.

●	Step 4 - Allocation of the transaction price to the performance obligations in the contract

●	Step 5 - Recognition of revenue when, or as, the Company satisfies a performance obligation.

The Company recognizes and records revenue from its operations upon completion of installation for both solar system installations and roofing installations. In connection with the sales and installation, a signed contract between the Company and the purchaser defines the duties and obligations of each party. The contract is specific as to the duties and responsibilities which govern the accounting for these transactions. Once the Company’s performance obligations are met with installation completed, according to the signed contract, the Company’s obligations are completed, and title is transferred to the buyer. The Company believes its performance obligation is completed once the installation of the solar panels is completed, which is prior to the customer receiving permission to operate the solar panels from the local utility company. The Company records sales revenue at this point in time. Many of the Company’s customers finance their obligations with third parties. In these situations, the finance company deducts their financing fees and remits the net amount to the Company. Revenue recorded is equal to the contract amount signed by the purchaser, net of the financing fees. The Company incurs several costs associated with the installation prior to its completion. In accordance with ASC 340, Other Assets and Deferred Costs, installation-related costs are recorded as prepaid expenses and other current assets and in turn are expensed when installation is completed. Thus, revenue recognition is in turn matched with the installation equipment costs and expense associated with the completion of each project.

	Years ended December 31,
	2024	2023
Solar systems installations, net	70,614,343	102,928,549
Roofing installations	2,629,740	6,762,452
Total net revenues	$73,244,083	$109,691,001

Contract liabilities

The Company receives both customer advances and may receive lender advances from third-party financing companies on behalf of customers. These amounts are recorded on the consolidated balance sheets as contract liabilities and are considered a liability of the Company until the installation is completed. When the permission to turn on (“PTO”) the solar panels from the local municipality is significantly delayed, the lender may withdraw their previous payments for a customer account until the PTO is completed. The contract liabilities amounts are expected to be recognized as revenue within twelve months of the Company’s receipt of the funds. The following table summarizes the change in contract liabilities:

	December 31, 2024	December 31, 2023
Contract liabilities, beginning of the period	$5,223,518	$1,149,047
Revenue recognized from amounts included in contract liabilities at the beginning of the period	(5,223,518)	(1,149,047)
Cash received prior to completion of performance obligation	120,143	5,223,518
Contract liabilities, end of the period	$120,143	$5,223,518

Contract acquisition costs

The Company pays sales commissions to sales representatives based on a percentage of the value of sales contracts entered into by the customer and the Company. Payment is made to the sales representative once installation is completed. Such costs are included as sales and marketing on the consolidated statements of operations. Since sales commission payments are subject to completion of the installation, payment is made commensurate with the recognition of revenue from the sale, and therefore the full expense is incurred as the Company does not have any remaining performance obligations.

Costs to obtain a contract are not considered to be incremental or material, and project duration generally does not span more than one year. Accordingly, the Company applies a practical expedient for these types of costs and as such, they are expensed in the period incurred.

Earnings per share

The Company reports both basic and diluted earnings per share. Basic earnings per share is calculated based on the weighted average number of shares of Class A Common Stock outstanding and excludes the dilutive effect of warrants, stock options, and other types of convertible securities. Diluted earnings per share is calculated based on the weighted average number of shares of Class A Common Stock outstanding and the dilutive effect of warrants and other types of participating securities are included in the calculation. Dilutive securities are excluded from the diluted earnings per share calculation if their effect is anti-dilutive, such as in periods where a net loss is reported.

Prior to the ESGEN Business Combination, the membership structure of Sunergy Renewable, LLC included membership units. In conjunction with the closing of the ESGEN Business Combination, the Company effectuated a recapitalization whereby all membership units were converted to common units of ESGEN OpCo, LLC, and Zeo Energy Corp. implemented a revised class structure including Class A Common Stock having one vote per share and economic rights and Class V Common Stock having one vote per share and no economic rights.

Stock-based Compensation

The Company recognizes an expense for stock-based compensation awards based on the estimated fair value of the award on the date of grant. The Company has elected to account for restricted stock awards with market conditions using a graded vesting method. This method recognizes the compensation cost in the consolidated statements of operations over the requisite service period for each separately vesting tranche of awards. The Company has elected to recognize forfeitures as they occur rather than estimate expected forfeitures.

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

Redeemable Noncontrolling Interests

Noncontrolling interests represent the portion of OpCo that Zeo Energy Corp. controls and consolidates but does not own. The noncontrolling interests were created as a result of the ESGEN Business Combination and represent 33,730,000 common units issued by Zeo Energy Corp. to the prior investors. As of the close of the ESGEN Business Combination, Zeo Energy Corp. held a 13.0% interest in OpCo with the remaining 87.0% interest held by OpCo’s prior investors. At December 31, 2024, Zeo Energy Corp. held a 28.2% interest in ESGEN OpCo, LLC with the remaining 71.8% interest held by OpCo’s prior investors. The prior investors’ interests in OpCo represent a redeemable noncontrolling interest. At its discretion, the members have the right to exchange their common units in OpCo (along with the cancellation of the paired shares of Zeo Energy Corp. or the Class V Common Stock) for either shares of Class A Common Stock on a one-to-one basis or cash proceeds of equal value at the time of redemption. Any redemption of OpCo common units in cash must be funded through a private or public offering of Class A Common Stock and is subject to the Company’s Board’s approval. As of December 31, 2024, the prior investors of OpCo hold the majority of the voting rights on the Board.

As the redeemable noncontrolling interests are redeemable upon the occurrence of an event that is not solely within the Company’s control, the Company classifies redeemable noncontrolling interests as temporary equity. The redeemable noncontrolling interests in common units were initially measured at the OpCo prior investors’ share in the net assets of the Company upon consummation of the ESGEN Business Combination. Subsequent remeasurements of the Company’s redeemable noncontrolling interests are recorded as a deemed dividend each reporting period, which reduces retained earnings, if any, or additional paid-in capital of Zeo Energy Corp. Remeasurements of the Company’s redeemable noncontrolling interests are based on the fair value of our Class A Common Stock.

Redeemable Convertible Preferred Units

The Company records redeemable convertible preferred units at fair value on the dates of issuance, net of issuance costs. The redeemable convertible preferred units have been classified outside of stockholders’ (deficit) equity as temporary equity on the accompanying consolidated balance sheets because the shares contain certain redemption features that are not solely within the control of the Company. See Note 11 – Redeemable Noncontrolling Interests and Equity. Because the redeemable convertible preferred units are held by the Sponsor at the OpCo level, the preferred units are presented as a noncontrolling interests on the consolidated balance sheets.

Income Taxes

Zeo Energy Corp. is a corporation and thus is subject to United States (“U.S.”) federal, state and local income taxes. OpCo is a partnership for U.S. federal income tax purposes and therefore does not pay U.S. federal income tax. Instead, the OpCo unitholders, including Zeo Energy Corp., are liable for U.S. federal income tax on their respective shares of OpCo’s taxable income. OpCo is liable for income taxes in those states which tax entities classified as partnerships for U.S. federal income tax purposes.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. Management has evaluated the Company’s tax positions, including its previous status as a pass-through entity for federal and state tax purposes, and has determined that the Company has taken no uncertain tax positions that require adjustment to the consolidated financial statements. The Company’s reserve related to uncertain tax positions was zero as of December 31, 2024 and December 31, 2023. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2024 and December 31, 2023. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

Interest and penalties associated with tax positions are recorded in the period assessed as general and administrative expenses. The open tax years for U.S. federal and state income tax purposes are 2021 and forward.

Tax Receivable Agreement

In conjunction with the consummation of the ESGEN Business Combination, Zeo Energy Corp entered into a Tax Receivable Agreement (the “TRA”) with Opco and certain Opco members (the “TRA Holders”). Pursuant to the TRA, Zeo Energy Corp. is required to pay the TRA Holders 85% of the net cash savings, if any, in U.S. federal, state and local income and franchise tax (computed using simplifying assumptions to address the impact of state and local taxes) that the Company actually realizes (or is deemed to realize in certain circumstances) in periods after the ESGEN Business Combination as a result of, as applicable to each such TRA Holder, (i) certain increases in tax basis that occur as a result of the acquisition (or deemed acquisition for U.S. federal income tax purposes) of all or a portion of such TRA Holder’s Exchangeable OpCo Units pursuant to the exercise of the OpCo Exchange Rights or a Mandatory Exchange and (ii) imputed interest deemed to be paid by the Company as a result of, and additional tax basis arising from, any payments it makes under the TRA. All such payments to the TRA Holders are the obligations of Zeo Energy Corp., and not that of Opco. As of December 31, 2024, there have been no exchanges of Opco units for Class A Common Stock of Zeo Energy Corp. and, accordingly, no TRA liabilities currently exist. Future exchanges will result in incremental tax attributes and potential cash tax savings for Zeo Energy Corp. The associated liability for the TRA will be recorded as a decrease to additional paid-in capital in the consolidated statement of changes in stockholders’ deficit. As of December 31,2024, assuming a hypothetical exchange of all outstanding units, the total TRA would be $27.6 million. In accordance with ASC Topic 450, Contingencies, any changes to an existing TRA liability, including changes to the fair value measurement or to re-establish a TRA liability related to prior year exchanges, will be recorded as tax receivable agreement in other income (expense), net in the consolidated statement of operations. Similarly, if utilization of the deferred tax assets subject to the TRA becomes more likely than not in the future, the Company will record a liability related to the TRA which will be recorded in the consolidated statement of operations. See Note 14 – Related Party Transactions.

New Accounting Pronouncements

Recently Adopted Accounting Pronouncements

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting-Improvements to Reportable Segment Disclosures (Topic 280) (“ASU 2023-07”), which requires an enhanced disclosure of segments on an annual and interim basis, including the title of the chief operating decision maker, significant segment expenses, and the composition of other segment items for each segment’s reported profit or loss. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The adoption of ASU 2023-07 did not have a material impact on the consolidated financial statements. Refer to Note 19, Segment Reporting.

Recently Issued Accounting Pronouncements Not Yet Adopted

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

In November 2024, the FASB issued ASU 2024-03, “Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40):Disaggregation of Income Statement Expenses” (“ASU 2024-03”). The standard requires additional disclosure of certain costs and expenses within the notes to the financial statements. The provisions of the standard are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027, with early adoption permitted. This accounting standards update may be applied either prospectively or retrospectively. The Company is currently evaluating the impact this standard will have on its consolidated financial statements.

NOTE 4 - REVERSE RECAPITALIZATION

As discussed in Note 1, “Organization and Business Operation”, the ESGEN Business Combination was consummated on March 13, 2024, which, for accounting purposes, was treated as the equivalent of Zeo issuing stock for the net assets of ESGEN, accompanied by recapitalization. Under this method of accounting, ESGEN was treated as the acquired company for financial accounting and reporting purposes under US GAAP.

Transaction Proceeds

Upon closing of the ESGEN Business Combination, the Company received gross proceeds of $17.7 million from the ESGEN Business Combination, offset by total transaction costs and other fees totaling $7.4 million. The following table reconciles the elements of the ESGEN Business Combination to the consolidated statements of cash flows and the consolidated statements of changes in stockholders’ deficit for the period ended December 31, 2024:

Cash-trust and cash, net of redemptions	$2,714,091
Less: transaction costs, promissory note and professional fees, paid	(7,350,088)
Proceeds from Sponsor PIPE Investment	15,000,000
Net proceeds from the ESGEN Business Combination	10,364,003
Less: liabilities assumed	(12,861,808)
Reverse recapitalization, net	$(2,497,805)

The number of shares of Common Stock issued immediately following the consummation of the ESGEN Business Combination was:

	Class V Common Stock	Class A Common Stock
ESGEN Class A common stock, outstanding prior to the ESGEN Business Combination	-	7,027,636
Forfeiture of Class A founder shares	-	(2,900,000)
Less redemptions	-	(1,159,976)
Class A common stock of ESGEN	-	2,967,660
ESGEN Class B common stock, outstanding prior to the ESGEN Business Combination	-	1,280,923
ESGEN Business Combination shares	-	4,248,583
Sunergy Shares	33,730,000	-
Issuance of Class A Shares to third party advisors	-	553,207
Issuance of Class A Shares to backstop investor	-	225,174
Shares issued to sponsor	1,500,000	-
Common Stock immediately after the ESGEN Business Combination	35,230,000	5,026,964

Public and private placement warrants

The 13,800,000 Public Warrants issued at the time of ESGEN’s initial public offering remained outstanding and became warrants for the Company and the 14,040,000 private placement warrants were forfeited.

Redemption

Prior to the closing of the ESGEN Business Combination, certain ESGEN public stockholders exercised their right to redeem certain of their outstanding shares for cash, resulting in the redemption of 1,159,976 shares of ESGEN Class A common stock for an aggregate payment from the Trust of $13,336,056.

NOTE 5 – ASSET PURCHASE

Lumio Purchase Agreement

On October 25, 2024, the Company, entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) with Lumio Holdings, Inc., a Delaware corporation (“Lumio”), and Lumio HX, Inc., a Delaware corporation (together with Lumio, the “Lumio Sellers”), pursuant to which, subject to the terms and conditions set forth in the Asset Purchase Agreement, the Company agreed to acquire certain assets of the Lumio Sellers on an as-is, where-is basis, including uninstalled residential solar energy contracts, certain inventory, intellectual property and intellectual property rights, equipment, records, and other intangible assets (collectively, the “Assets”), free and clear of any liens other than certain specified liabilities of the Lumio Sellers that are being assumed (collectively, the “Liabilities” and such acquisition of the Assets and assumption of the Liabilities together, the “Transaction”) for a total purchase price of (i) $4 million in cash and (ii) 6,206,897 shares of the Company’s Class A Common Stock, par value $0.0001 (the “Common Stock”), to be paid to LHX Intermediate, LLC, a Delaware limited liability company (“LHX”). The Asset Purchase Agreement contains customary representations, warranties and covenants of the parties for a transaction involving the acquisition of assets from a debtor in bankruptcy, including the condition that the Bankruptcy Court (as defined below) enter an order authorizing and approving the Transaction.

The Lumio Sellers are debtors in a voluntary Chapter 11 case before the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”), which commenced on September 3, 2024.

The Company evaluated this acquisition under ASC 805, Business Combinations (“ASC 805”). ASC 805 requires that an acquirer determine whether it has acquired a business. If the criteria of ASC 805 are met, a transaction would be accounted for as a business combination and the purchase price is allocated to the respective net assets and liabilities assumed based on their fair values and a determination is made whether any goodwill results from the transaction. In evaluating the criteria outlined by this standard, the Company concluded that the acquired set of assets did not meet the US GAAP definition of a business. The Company did not acquire an assembled workforce nor a substantive process. Therefore, the Company accounted for the purchase as an asset acquisition rather than a business combination, and allocated the total consideration transferred on the date of the acquisition to the assets and liabilities acquired on a relative fair value basis.

The acquisition cost was allocated to the assets acquired as follows:

October 24, 2024
Purchase consideration:
Initial Cash Purchase Price	$4,000,000
Issuance of Stock	8,131,656
Assumed liabilities	1,000,000
Total purchase consideration	$13,131,656

Purchase price allocation:
Accounts receivable	$1,515,824
Inventory	390,219
Fixed assets	416,792
Order backlog	10,808,821
Fair value of net assets acquired	$13,131,656

The Company determined the fair value of the Order Backlog intangible asset by applying the multi-period excess earnings method. The excess earnings valuation method estimates the value of the order backlog equal to the present value of the incremental after-tax cash flows attributable to that order backlog over its remaining economic life. Some of the more significant assumptions utilized in our asset valuations included projected revenues, probability of cancellation, and the discount rate. The fair value using the excess earnings valuation method was determined using an estimated weighted average cost of capital of 15.5%, which reflects the risks inherent in future cash flow projections and represents a rate of return that a market participant would expect for this asset. This fair value measurement was based on significant inputs not observable in the market and thus represent Level 3 fair value measurement. The fair value was then adjusted based on relative fair value as compared to the other assets acquired.

NOTE 6 - PROPERTY, EQUIPMENT, AND OTHER FIXED ASSETS

Property, equipment and other fixed assets, net consisted of the following:

	December 31,	December 31,
	2024	2023
Internally-developed software	$988,225	$691,745
Furniture	384,368	126,007
Equipment and vehicles	2,477,034	2,220,168
Leasehold improvements	10,000	-
Property and equipment	3,859,627	3,037,920
Accumulated depreciation	(1,383,664)	(748,197)
	$2,475,963	$2,289,723

Depreciation expense related to the Company’s property and equipment was $691,373 and $444,660 for the years ended December 31, 2024, and 2023, respectively, which are included in depreciation and amortization expense on the accompanying consolidated statements of operations.

NOTE 7 - INTANGIBLE ASSETS

The following is a summary of the Company’s intangible assets, net as of December 31, 2024 and 2023:

	Weighted Average Useful	December 31, 2024
	Life Remaining	Gross Carrying	Accumulated
	(in years)	Amount	Amortization	Total
Trade names	-	$3,084,100	$3,084,100	$-
Customer lists	-	496,800	496,800	-
Non-compete	-	224,000	224,000	-
Order backlog	0.6	10,808,821	3,237,665	7,571,156
		$14,613,721	7,042,565	$7,571,156

	Weighted Average Useful	December 31, 2023
	Life Remaining	Gross Carrying	Accumulated
	(in years)	Amount	Amortization	Total
Trade names	0.8	$3,084,100	$2,313,072	$771,028
Customer lists	-	496,800	496,800	-
Non-compete	-	224,000	224,000	-
		$3,804,900	$3,033,872	$771,028

The Company periodically reviews the estimated useful lives of its identifiable intangible assets, taking into consideration any events or circumstances that might result in either a diminished fair value or revised useful life. Management has determined there have been no indicators of impairment or change in useful life for the years ended December 31, 2024, and 2023. Amortization expense relating to the Company’s intangible assets was $4,008,693 and $1,298,333 for the years ended December 31, 2024, and 2023, respectively, which is included in depreciation and amortization expenses on the accompanying consolidated statements of operations.

As of December 31, 2024, all of the intangible asset for order backlog will be amortized in 2025.

NOTE 8 - ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

The following table summarizes accrued expenses and other current liabilities:

	December 31,	December 31,
	2024	2023
Accrued payroll	421,825	136,668
Accrued commissions	290,969	856,360
Accrued dealer fees	3,359,101	2,415,966
Accrued interest	84,425	-
Transaction costs	3,208,288	-
Professional fees	383,114	-
Accrued Other	792,466	1,237,371
	$8,540,188	$4,646,365

NOTE 9 - LEASES

The Company leases both office space and warehouse space for its operations. Lease maturities vary from 2 to 5 years. These leases are recorded as operating leases and as such periodic payments (monthly) are expensed according to the period for which payment is made.

Operating lease costs recorded in general and administrative expenses in the consolidated statements of operations were $719,049 and $599,873 for the years ended December 31, 2024, and 2023, respectively.

The Company also leases multiple vehicles for its operations. The leases on vehicles generally have a 5-year term and are recorded as finance leases.

Finance lease costs recorded in depreciation and amortization in the consolidated statements of operations were $136,472 and $98,881 for the years ended December 31, 2024, and 2023, respectively. Finance lease costs recorded in interest expense in the consolidated statements of operations were $52,100 and $44,506 for the years ended December 31, 2024, and 2023, respectively.

The following amounts were recorded in the Company’s consolidated balance sheets relating to its operating and finance lease and other supplemental information:

Other supplemental information:
Weighted average remaining lease term (years)
Operating leases	2.39	2.86
Finance leases	3.28	4.28
Weighted average discount rate
Operating leases	4.97%	4.26%
Finance leases	9.76%	9.75%

The following tables present the maturity of operating and finance lease liabilities as of December 31, 2024:

Operating leases

Years	Operating Leases
2025	636,225
2026	572,098
2027	200,061
2028	58,565
Total lease payments	1,466,949
Less interest	84,135
Present value of lease liabilities	1,382,814

Finance leases

Years	Finance Leases
2025	171,476
2026	171,476
2027	171,476
2028	47,607
Total lease payments	562,035
Less interest	82,764
Present value of lease liabilities	479,271

The Company has deposited security payments related to the facility leases of $80,794 included in the accompanying consolidated balance sheets as other assets.

NOTE 10 - DEBT

Vehicle Loans

The Company has financing arrangements for many of the vehicles in its fleet. The financing includes direct loans for each vehicle being financed. The Company entered into new vehicle financing arrangements totaling $0 and $311,029 for the years ended December 31, 2024, and 2023, respectively. Payments of debt obligations are based on equal monthly payments for 60 months and include interest rates ranging from 4.94% - 11.09%. As of December 31, 2024, the weighted average interest rate on the Company’s short debt obligations was 6.75%. The combined amounts of these financial obligations are included in the consolidated balance sheets as current portion of long-term debt and Long-term debt. The company does not have debt covenants associated with these arrangements.

The following table presents the maturity analysis of the long-term debt as of December 31, 2024:

Years
2025	$291,036
2026	299,254
2027	135,976
2028	61,392
Total debt	787,659
Less current portion	291,036
Long-term debt	$496,623

Notes payable

On December 24, 2024 (the “Issue Date”), the Company, issued a Promissory Note (the “Promissory Note”) to LHX Intermediate LLC (“LHX”), pursuant to which the Company could borrow up to an aggregate principal amount of $4,000,000 (the “Loan”). Subject to the terms and conditions set forth in the Promissory Note, the Loan shall be provided to the Company in three tranches: (i) $2,500,000 upon execution of the Promissory Note (the “Initial Advance”), (ii) $750,000 if the Company achieves the Tranche 2 Milestone within 60 days from the Initial Advance (the “Tranche 2 Advance”) and (iii) $750,000 if the Company achieves the Tranche 3 Milestone within 60 days from the Tranche 2 Advance. “Tranche 2 Milestone” means the submission by the Company to the applicable regulatory bodies at least 340 permits to install solar energy systems sold through the Company’s year-round sales program. “Tranche 3 Milestone” means the completion by the Company of the installation of at least 296 solar energy systems sold through the Company’s year-round sales program.” LHX may also waive any milestone described above and advance the applicable amounts to the Company. As of December 31, 2024, $2.5 million has been advanced and the balance of $2.4 million, net of debt discount is included in Convertible promissory note on the accompanying Consolidated Balance Sheet.

No interest shall be charged or accrue on the balance outstanding on the loan. The Loan will be repaid in full (the “Repayment”) by issuing to LHX or its designee of a number of the Company’s shares of Class A common stock (“Class A Common Stock”) equal to the quotient of (i) the outstanding and unpaid amount of the Loan, divided by (ii) $1.35 (the “Share Issuance”). The Repayment shall take place immediately following the later of: (x) the day falling on the first anniversary of the Issue Date (or the immediately previous business day) and (y) the date on which the stockholders of the Company approve the Share Issuance. Due to this provision, the Company considered whether the embedded conversion option qualifies for derivative accounting under ASC 815-15 “Derivatives and Hedging.” As the note is not convertible until maturity, no derivative liability was recognized as of December 31, 2024. Based on the Company’s stock price on the date the note was entered into, the computed effective interest rate on the loan is 58%.

In connection with the Promissory Note, on December 24, 2024, LHX entered into a Voting Agreement with the Company and certain stockholders of the Company (the “Voting Agreement”), pursuant to which such stockholders agreed to vote (or cause to be voted), in person or by proxy, all the shares of Class A Common Stock and Class V common stock owned by such stockholders (i) in favor of the nomination and appointment of LHX’s designee to the board of directors of the Company (ii) in favor of the issuance by the Company to LHX of shares of Class A Common Stock in connection with an option that may be granted to LHX to purchase up to 4,000,000 shares of Class A Common Stock, subject to the terms and conditions therein and (iii) in favor of the Share Issuance, when required pursuant to the Promissory Note.

NOTE 11- REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY

ESGEN Business Combination

The consolidated statements of changes in stockholders’ deficit reflect the reverse recapitalization and ESGEN Business Combination as described in Note 1 – Organization and Business Operation and Note 4 – Reverse Recapitalization. As Sunergy was deemed to be the accounting acquirer in the ESGEN Business Combination, all periods prior to the consummation of the ESGEN Business Combination reflect the balances and activity of Sunergy Renewables, LLC. The consolidated balances as of December 31, 2023 from the financial statements of Sunergy Renewables, LLC as of that date and membership unit activity in the consolidated statements of change in stockholders’ equity, prior to the consummation of the ESGEN Business Combination have not been retroactively adjusted.

Upon consummation of the ESGEN Business Combination, the Company’s capital stock consisted of (i) 3,257,436 shares of Class A Common Stock held by the Sponsor, (ii) 1,026,960 shares of Class A Common Stock issued to public stockholders, net of redemptions as well as certain service providers, (iii) 742,568 shares of Class A Common Stock issued to Sunergy Renewables, LLC initial Stockholders other than Sponsor, (iv) 32,230,000 shares of Class V Common Stock issued to Sun Managers and other prior investors of Sunergy; and (v) 1,500,000 shares of Series A Preferred Stock and 1,500,000 shares of Class V Common Stock issued to Sponsor investors pursuant to the Sponsor PIPE Investment.

Private Placement

As described in Note 1- Organization and Business Operation, pursuant to the Sponsor Subscription Agreement, at the Closing, a total of 1,500,000 Convertible OpCo Preferred Units (including an equal number of shares of the Company’s Class V Common Stock) were issued to the Sponsor in return for aggregate consideration of $15,000,000.

Lock-Up Agreements

Concurrently with the execution of the ESGEN Business Combination Agreement, on April 19, 2023, the Sponsor, ESGEN’s independent directors at the time of its initial public offering (“IPO”) and one or more client accounts of Westwood Group Holdings, Inc. (successor to Salient Capital Advisors, LLC) (the “Westwood Client Accounts” and, together with the Sponsor and certain independent directors of ESGEN, the “Initial Shareholders”), entered into an amendment to that certain Letter Agreement, dated as of October 22, 2021 (the “Letter Agreement”) (and as further amended on January 24, 2024, the “Letter Agreement Amendment”), pursuant to which, among other things, (i) the Initial Shareholders agreed not to transfer his, her or its ESGEN Class B ordinary shares (or the Class A Common Stock) prior to the earlier of (a) six months after the Closing or (b) subsequent to the Closing (A) if the last sale price of the Zeo Class A Common Stock quoted on Nasdaq is greater than or equal to $12 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a 30-consecutive trading day period commencing at least 90 days after Closing, or (B) the date on which Zeo completes a liquidation, merger, share exchange or other similar transaction that results in all of Zeo’s stockholders having the right to exchange their Zeo Class A Common Stock for cash, securities or other property; and (ii) the Initial Shareholders and Sponsor agreed to forfeit an additional 500,000 shares of Zeo Class A Common Stock if, within two years of Closing, the Convertible OpCo Preferred Units are redeemed or converted (with such shares subject to a lock-up for two years after Closing).

On March 13, 2024, concurrently with the Closing, the Sellers entered into the Lock-Up Agreement, pursuant to which each of the Sellers  agreed not to transfer its Exchangeable OpCo Units, as defined below, and corresponding shares of Zeo Class V Common Stock received in connection with the ESGEN Business Combination until the earlier of (i) six months after the Closing and (ii) subsequent to the Closing, (a) satisfaction of the Early Lock-Up Termination or (b) the date on which Zeo completes a PubCo Sale (as defined in the Lock-Up Agreement).

Registration Rights

Also concurrent with the Closing, on March 13, 2024, the Sellers, the Initial Shareholders, Piper (the “New PubCo Holders”) and Zeo entered into the Amended and Restated Registration Rights Agreement (the “A&R Registration Rights Agreement”), pursuant to which, among other things, Zeo will provide the stockholders certain registration rights with respect to certain shares of Class A Common Stock held by them or otherwise issuable to them pursuant to the ESGEN Business Combination Agreement, the OpCo A&R LLC Agreement (as defined below) or the Company’s certificate of incorporation filed on March 13, 2024 (the “Zeo Charter”).

The table below reflects share information about the Company’s capital stock as of December 31, 2024.

	Par Value	Authorized	Issued	Treasury Stock	Outstanding
Class A Common Stock	$0.0001	300,000,000	13,252,964	-	13,252,964
Class V Common Stock	$0.0001	100,000,000	35,230,000	-	35,230,000
Class A convertible preferred units	$0.0001	1,500,000	1,500,000	-	1,500,000
Total shares		401,500,000	49,982,964	-	49,982,964

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

LHX Subscription Agreement

On October 25, 2024, the Company and LHX entered into a Subscription Agreement (the “LHX Subscription Agreement”) pursuant to which LHX purchased 1,873,103 shares of Common Stock (the “Shares”) at a purchase price per share of $1.45 for an aggregate purchase price of $2,716,000 (the “Share Purchase”) which is reflected on the statement of changes in stockholders’ deficit and statement of cash flows. Pursuant to the LHX Subscription Agreement, the Company has also (i) appointed one individual designated by LHX to its board of directors (the “Board”) and (ii) filed a registration statement registering the resale of the Shares within 15 days of the Share Purchase and to use reasonable efforts to have such registration statement declared effective as soon as practicable thereafter.

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

Redemption

The Class A Convertible Preferred Units are redeemable in whole but not in part, at the then-applicable rate of return (” Required Return”), at the option of the Company (subject to the OpCo A&R LLC Agreement), at any time prior to the Maturity Date (a “Required Redemption”), or (ii) if required by the Company upon the Sponsor’s delivery to the Company of a notice in accordance with the Sponsor electing a Put Option Redemption.

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

The Class A Convertible Preferred Units are carried at their current redemption value of $16,130,871 on the accompany balance sheet as of December 31, 2024.

Redeemable Noncontrolling Interests

As of December 31, 2024, the prior investors of Sunergy own 71.8% of the common units of the Company. The OpCo A&R LLC Agreement provides among other things, a holder of corresponding economic, non-voting Class B units of OpCo (the “Exchangeable OpCo Units”) has the right to cause OpCo to redeem one or more of such Exchangeable OpCo Units, together with the cancellation of an equal number of shares of such holder’s Zeo Class V Common Stock, for shares of Zeo Class A Common Stock on a one-for-one basis, or, at the election of Zeo (as manager of OpCo), cash, in each case, subject to certain restrictions set forth in the OpCo A&R LLC Agreement and the Charter. The OpCo A&R LLC Agreement also provides for mandatory OpCo Unit Redemptions in certain limited circumstances, including in connection with certain changes of control. Subject to certain conditions, the Class A Convertible OpCo Preferred Units are redeemable by Zeo and following the first anniversary of the Closing may be converted by the Sponsor into Exchangeable OpCo Units (and then would be immediately exchanged on a one-for-one basis, together with an equal number of accompanying shares of Zeo Class V Common Stock, for shares Zeo Class A Common Stock). The Convertible OpCo Preferred Units have accruing distributions of 10% per annum and the Sponsor as holder thereof has certain consent rights over the taking of certain actions of OpCo and its subsidiaries.

The financial results of OpCo, LLC are consolidated with the Company with the redeemable noncontrolling interests’ share of our net loss separately allocated.

NOTE 12- STOCK-BASED COMPENSATION

2024 Omnibus Incentive Plan

On March 6, 2024, the shareholders of ESGEN approved the Zeo Energy Corp. 2024 Omnibus Incentive Equity Plan (the “Incentive Plan”), which became effective upon the Closing. 3,220,400 of the outstanding shares of Class A Common Stock of the Company (the “Plan Share Reserve”) shall be available for awards under the Incentive Plan. Each Award granted under the Plan will reduce the Plan Share Reserve by the number of shares of Common Stock underlying the Award. Notwithstanding the foregoing, the Plan Share Reserve shall be automatically increased on the first day of the 2025 fiscal year through the 2029 fiscal year by a number of shares of Common Stock equal to the lesser of (i) the positive difference, if any, between 2% of the then-outstanding shares of Common Stock on the last day of the immediately preceding fiscal year, and (ii) a lower number of shares of Common Stock as may be determined by the Board.

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

During the year ended December 31, 2024, $7,951,248, respectively, of equity compensation expense was recognized for these awards, as well as 375,000 and 120,707 awards issued to salespeople and vendors, respectively, at the close of the ESGEN Business Combination based on the fair value of the stock on that date. As of December 31, 2024, an unrecognized compensation expense of $2,059,288 was determined and is expected to be recognized over the remaining 2.5 years.

NOTE 13 - WARRANT LIABILITIES

As part of ESGEN’s IPO, as defined in Note 11, ESGEN issued warrants to third-party investors where each whole warrant entitles the holder to purchase one share of the Company’s common stock at an exercise price of $11.50 per share. Simultaneously with the closing of the IPO, ESGEN completed the private sale of warrants where each warrant allows the holder to purchase one share of the Company’s Class A Common Stock at $11.50 per share. Upon the closing of the ESGEN Business Combination the 14,040,000 Private Warrants were forfeited. As of December 31, 2024, there are 13,800,000 Public Warrants and no private placement warrants outstanding.

These warrants expire on the fifth anniversary of the ESGEN Business Combination or earlier upon redemption or liquidation and are exercisable commencing 30 days after the ESGEN Business Combination, provided that the Company has an effective registration statement under the Securities Act covering the shares of common stock issuable upon exercise of the warrants and a current prospectus relating to them is available (or the Company permits holders to exercise their warrants on a cashless basis under the circumstances specified in the warrant agreement) and registered, qualified or exempt from registration under the securities, or blue sky, laws of the state of residence of the holder.

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

The Public Warrants are recognized as derivative liabilities in accordance with ASC 815, Derivatives and Hedging (“ASC 815”). Accordingly, the Company recognized the warrant instruments as liabilities at fair value as of the Closing Date, with an offsetting entry to additional paid-in capital and adjusts the carrying value of the instruments to fair value through other income (expense) on the consolidated statements of operations at each reporting period until they are exercised. As of December 31, 2024, the Public Warrants are presented as warrant liabilities on the accompanying consolidated balance sheets.

NOTE 14 - RELATED PARTY TRANSACTIONS

There was one operating lease with a related party, which expired by December 31, 2024 and was not renewed. Operating lease cost relating to this lease was $15,009 and $28,880 for the years ended December 31, 2024 and 2023, respectively. As of December 31, 2024 and 2023, the related party operating lease ROU asset was $0 and $75,378, respectively, and the related party operating lease liability was $0 and $58,134, respectively.

In 2023, some of the Company’s customers financed their obligations with a related party, Solar Leasing, whose CEO is also the CEO of the Company. These arrangements are similar to those with other third-party lenders. As such, Solar Leasing deducts their financing fees and remits the net amount to the Company. For the years ended December 31, 2024, and 2023, the Company recognized $22,156,018 and $15,464,852 of revenue, net of financing fees of $8,246,532 and $6,851,232, respectively, from these arrangements. As of December 31, 2024, and 2023, the Company had $191,662 and $396,488 of accounts receivable, $3,359,101 and $2,415,966 of accrued expenses and $2,000 and $1,160,848 of contract liabilities due to related parties relating to these arrangements, respectively.

On December 24, 2024, the Company entered into a Promissory Note with LHX (See Note 10). LHX owns 14.1% of the Company’s Class A Common Stock.

During the year ended December 31, 2024, Solar Leasing performed a fair-market-value assessment of its lease assets. As a result, Solar Leasing paid a discretionary rebate to the Company of $3,000,000 based on the excess of fair-market-value over the carrying value of its assets, primarily to optimize certain tax positions for its owners. The Company agreed to transfer the received rebate to White Horse Energy, LC (“White Horse Energy”), a entity wholly owned by the Company’s CEO, in the form of convertible debt. Additionally, the Company guarantees the outstanding indebtedness of Solar Leasing (approximately $10 million) which results in the Company having a variable interest in Solar Leasing. The Company determined it was not the primary beneficiary as defined in ASC 810-10-25-38A. Although the Company’s CEO, wholly owns White Horse Energy, the Company does not have any control over White Horse Energy or Solar Leasing, nor any obligation to absorb losses from Solar leasing. Based on the Company’s reassessment, the flow of funds resulting from the discretionary rebate does not transfer control or economic exposure to the Company in a manner that would require consolidation under ASC 810-10. White Horse Energy remains the primary beneficiary, and no changes to the Company’s financial statement presentation are required. The $3,000,000 convertible note is recorded as a Related Party Note Receivable on the consolidated balance sheet as of December 31, 2024. The balances relating to Solar Leasing are reflected as related party balances in the accompany consolidated financial statements.

As described in Note 3, Zeo Energy Corp. entered into the TRA with the TRA Holders. As of December 31, 2024, the Company has not recorded a liability related to the tax savings it may realize from utilization of such deferred tax assets. As of December 31, 2024, assuming a hypothetical exchange of all outstanding units, the total TRA would be $27.6 million. If utilization of the deferred tax assets subject to the TRA becomes more likely than not in the future, the Company will record a liability related to the TRA which will be recognized as expense within its consolidated statements of operations.

On August 27, 2024, the Company entered into a guarantee for a Business Loan Agreement (Loan) between Solar Leasing I, LLC and a bank. The Loan is for up to $10,000,000. At 12/31/2024, Solar Leasing I, LLC had an outstanding loan balance of $3,460,840. This Loan is also personally guaranteed by the Company's CEO and manager of Solar Leasing I, LLC, Tim Bridgewater.

NOTE 15- FAIR VALUE MEASUREMENTS

Items Measured at Fair Value on a Recurring Basis:

The Company accounts for certain liabilities at fair value on a recurring basis and classifies these liabilities within the fair value hierarchy (Level 1, Level 2, or Level 3).

Liabilities subject to fair value measurements are as follows:

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Liabilities:
Warrant liabilities	$1,449,000	$-	$-	$1,449,000

The Company’s Public Warrants are traded on the Nasdaq. As such, the Warrant valuation is based on unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access. The fair value of the Warrant liabilities is classified within Level 1 of the fair value hierarchy. There were no warrant liabilities as of December 31, 2023.

NOTE 16- NET LOSS PER SHARE

Basic net loss per share of Class A common stock is computed by dividing net loss attributable to Class A common stockholders from March 13, 2024, or the Closing Date, to December 31, 2024, by the weighted-average number of shares of Class A common stock outstanding for the same periods.

Diluted net loss per share is the same as basic net loss per share as the inclusion of potentially issuable shares that would be anti-dilutive.

Prior to the ESGEN Business Combination, the membership structure of Sunergy Renewables, LLC included membership units. In conjunction with the closing of the ESGEN Business Combination, the Company effectuated a recapitalization whereby all membership units were converted to common units of OpCo and the Company implemented a revised class structure including Class A Common Stock having one vote per share and economic rights, and Class V Common Stock having one vote per share and no economic rights. Shares of the Company’s Class V Common Stock do not participate in the earnings or losses of the Company and are therefore not participating securities. The basic and diluted net income per share for the year ended December 31, 2024 represents only the period of March 13, 2024 to December 31, 2024.

The following table presents the computation of the basic and diluted income per share of Class A Common Stock for the period of March 13, 2024 (the Closing Date) to December 31, 2024:

Year ended
December 31, 2024
Numerator
Net income attributable to Class A common shareholders	$(2,668,889)
Denominator
Basic and diluted weighted-average shares of Class A common stock outstanding	5,546,925

Net income per share of Class A common stock - basic and diluted	$(0.48)

The following table presents potentially dilutive securities, as of the end of the period, excluded from the computation of diluted net earnings per share of Class A Common Stock.

Year ended
December 31, 2024
Warrants(1)	13,800,000
Series A Preferred Stock (2)	1,500,000
Convertible promissory notes (3)	1,851,852

(1)	Represents number of instruments outstanding at the end of the period that were evaluated under the treasury stock method for potentially dilutive effects and were determined to be anti-dilutive.

(2)	Represents number of Preferred Units outstanding at the end of the period that were excluded using the if-converted method.

(3)	Represents number of shares that would be issued to settle the convertible promissory note as of the end of the period

NOTE 17 - COMMITMENTS AND CONTINGENCIES

Workmanship and Warranties

The Company typically warrants solar energy systems sold to customers for periods of one to ten years against defects in design and workmanship, and that installations will remain watertight.

The manufacturers’ warranties on the solar energy system components, which are typically passed through to the customers, typically have product warranty periods of 10 to 20 years and a limited performance warranty period of 25 years. As of December 31, 2024, and 2023, the Company did not record a warranty reserve as the historical costs incurred that the Company is required to pay have not been significant or indicative of the Company performing warranty work in the future. The Company, at its discretion, may provide certain reimbursements to customers if certain solar equipment is not operating as intended during future periods.

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

NOTE 18 – INCOME TAXES

Prior to the close of the ESGEN Business Combination, the Company’s financial reporting predecessor, Sunergy Renewables, LLC, was treated as a pass-through entity for tax purposes and no provision was recorded. As of the date of the ESGEN Business Combination (March 2024), the operations of the Company ceased to be taxed as an partnership resulting in a change in tax status for federal and state income tax purposes. This change in tax status requires immediate recognition of any deferred tax assets or liabilities as of the transaction date as the Company will now be directly liable for income taxes. The recognition of these initial deferred balances, if any, would be recorded as an additional tax expense in the period of the transaction. In addition, the Company will accrue current and deferred tax expense based on ongoing activity from that date.

The components of the provision (benefit) for income taxes were as follows:

	Year ended December 31, 2024	Year ended December 31, 2023
Current:
Federal	$-	-
State and local	8,900	-
Total current provision	8,900	-
Deferred:
Federal	$(814,350)	$-
State and local	(183,352)	-
Total deferred benefit	(997,702)
Total benefit	(988,802)	-

The effective tax rate differs from the statutory tax rates as follows:

	Year ended December 31, 2024	Year ended December 31, 2023
Tax at statutory federal rate	21.00%	-%
State income taxes, less federal income tax benefits	1.6%	-%
Investment in Sunergy Renewables, LLC	(0.5)%	-%
Noncontrolling interest in Sunergy Renewables, LLC	(12.1)%	-%
Income attributable to Sunergy Renewables prior to ESGEN Business Combination	(1.0)%	-%
Other	0.1%	-%
Provision for income taxes	9.1%	-%

Deferred income tax assets and liabilities result primarily from temporary differences in the recognition of various expenses for tax and financial statement purposes, and from the recognition of the tax benefits of net operating loss carryforwards.

The components of the deferred income tax assets and liabilities were as follows:

	December 31, 2024	December 31, 2023
Deferred tax assets:
Net operating losses and tax credit carry-forward	$190,907	$-
Accrued stock compensation	198,575	-
Accrued liabilities	268,766	-
Other	3,656	-
Gross deferred tax asset	$661,904	$-
Less valuation allowance	-	-
Net deferred tax asset	$661,904	$-
Deferred tax liabilities:
Goodwill	(423,413)	-
Total deferred tax liability	$(423,413)	$-
Net deferred tax asset	$238,491	$-

The net deferred tax asset as of December 31, 2024 is included in other assets in the accompanying consolidated balance sheet.

As of December 31, 2024, the Company had federal NOL of approximately $0.7 million, and state NOL carryforwards of approximately $0.9 million. As of December 31, 2024, the Company had NOL carryforwards of approximately $0 million. The federal NOL carryforwards generated in the tax years 2024 will never expire and the state NOL carryforwards have varying expiration dates based on the jurisdiction. Utilization of the NOL carryforwards may be subject to an annual limitation according to Section 382 of the Internal Revenue Code of 1986 as amended, and similar provisions.

ASC 740, Income Taxes, requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. After consideration of all of the evidence, has determined it is more likely than not that the Company will be able to recognize the benefits of its net deferred tax assets. At December 31, 2023, the Company did not record a valuation allowance as there were not any deferred tax assets recorded as the Company is taxed as a partnership.

There was an increase in deferred tax assets of $238,491 which resulted in $997,702 thousand of deferred tax benefit and an offsetting $759,211 recorded in additional paid-in-capital. The total net deferred tax asset of $238,491 includes $423,413 deferred tax liability as a result of the Business Combination. The excess of the Company’s book carrying value in its investment in OpCo over its tax basis in this investment resulted in a deferred tax liability, with an offsetting effect recorded to deferred income tax expense of $335,798 and additional paid-in-capital of $759,211.

The Company recognizes interest accrued to unrecognized tax benefits and penalties as income tax expense. There were no penalties or interest accrued as of, nor recognized during the years ended December 31, 2024 and 2023.

As of December 31, 2024 and 2023, the Company has not recorded an amount of gross unrecognized tax benefits for uncertain tax positions for the current or prior year planned tax filing positions. No unrecognized tax benefits are applicable for prior periods.

The Company files tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by federal and state jurisdictions where applicable based on the statute of limitations that apply in each jurisdiction.

The Company has no open tax audits with any taxing authority as of December 31, 2024.

The Company actively monitors domestic and global tax law changes to account for the effects in the period the legislation is enacted, as applicable.

NOTE 19- SEGMENT REPORTING

The Company has one operating segment and one reportable segment, the business of sales and installation of solar panel technology to individual households within the United States. The Company’s chief operating decision-maker (“CODM”) is our chief executive officer. Our CODM reviews and evaluates consolidated net income (loss) for purposes of evaluating financial performance, making operating decisions, allocating resources, and planning and forecasting for future periods.

All the Company’s long-lived assets and revenues are maintained in the U.S. Refer to Note 3 for further information on revenues.

The following presents the significant financial information with respect to the Company’s reportable segment for the years ended December 31, 2024 and 2023 (in thousands):

	Year ended December 31,
	2024	2023
Total revenue	$73,244,083	$109,691,001
Less: Cost of goods sold (exclusive of depreciation and amortization shown below):
Direct labor	9,857,796	13,488,173
Materials	23,730,300	40,830,481
Other	4,433,423	5,118,020
Less: Cost of goods sold (exclusive of depreciation and amortization shown below):	38,021,519	59,436,674
Less: Depreciation and amortization related to Cost of goods sold	827,848	444,663
Gross Profit	$34,394,716	$49,809,664

Depreciation and amortization	4,008,690	1,397,211
Commissions expense	15,827,850	28,679,176
Sales and marketing (exclusive of Commissions expense above)	3,759,223	1,644,883
General and administrative	21,628,724	12,949,067
Other expense, net	(233,151)	183,401
Change in fair value of warrant liabilities	(69,000)	-
Interest expense	333,539	110,857

Net (loss) income before taxes	(10,861,159)	4,845,069
Income tax benefit	988,802	-
Net (loss) income	(9,872,357)	4,845,069

NOTE 20 - SUBSEQUENT EVENTS

On April 17, 2025, the Company received a notice (the “Notice”) from Nasdaq notifying the Company that it is not in compliance with the periodic filing requirements for continued listing set forth in Nasdaq Listing Rule 5250(c)(1) because the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 (“Fiscal Year 2024 10-K”) was not filed with the Securities and Exchange Commission (the “SEC”) by the required due date of March 31, 2025. This Notice received from Nasdaq has no immediate effect on the listing or trading of the Company’s shares. Nasdaq has provided the Company with 60 calendar days, until Sunday, June 16, 2025, to submit a plan to regain compliance. If Nasdaq accepts the Company’s plan, then Nasdaq may grant the Company an exception until October 13, 2025 to regain compliance with the Nasdaq Listing Rules.

In the disclosure on “Concentration of credit risk” found in Note 3 - Summary of Significant Accounting Policies, the company identified that two customers exceeded 10% of accounts receivable. As of the date of this report, one of those customers has not made payment towards those accounts receivable and may pose a credit risk of $2,306,096.