Form 10-Q
period 2025-03-31
Zeo Energy Corp.
filed 2025-06-16
CIK 1865506

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

or

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

As of June 6, 2025, the registrant had 22,824,845 shares of Class A common stock, par value $0.0001 outstanding, and 26,480,000 shares of Class V common stock, par value $0.0001, outstanding.

Page
PART 1 – FINANCIAL INFORMATION	1
Item 1. Financial Statements (Unaudited)	1
Condensed Consolidated Balance Sheets as of March 31, 2025, and December 31, 2024	1
Condensed Consolidated Statements of Operations for the three months ended March 31, 2025, and 2024	2
Condensed Consolidated Statements of Changes in Redeemable Noncontrolling Interests and Stockholders’ Deficit for the three months ended March 31, 2025	3
Condensed Consolidated Statements of Changes in Redeemable Noncontrolling Interests and Stockholders’ Deficit for the three months ended March 31, 2024	4
Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2025, and 2024	5
Notes to Condensed Consolidated Financial Statements	6
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	29
Item 3. Quantitative and Qualitative Disclosures about Market Risk	39
Item 4. Control and Procedures	39
PART II – OTHER INFORMATION	41
Item 1. Legal Proceedings	41
Item 1A. Risk Factors	41
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	42
Item 3. Defaults Upon Senior Securities	42
Item 4. Mine Safety Disclosures	42
Item 5. Other Information	42
Item 6. Exhibits	43
SIGNATURES	44

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

ZEO ENERGY CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of March 31,	As of December 31,
	2025	2024
Assets	(unaudited)
Current assets
Cash and cash equivalents	$2,894,103	$5,634,115
Accounts receivable, including $286,103 and $191,662 from related parties, net of allowance for credit losses of $4,703,905 and $1,165,336, as of March 31, 2025, and December 31, 2024, respectively	4,999,508	10,186,543
Inventories	847,395	872,470
Contract asset, including $545,805 and $0 from related parties	577,398	64,202
Prepaid expenses and other current assets	936,673	2,131,345
Total current assets	10,255,077	18,888,675
Other assets, including $37,656 and $0 from related parties	113,591	314,426
Property, equipment and other fixed assets, net	2,629,283	2,475,963
Right -of-use operating lease asset	1,087,496	1,268,139
Right-of-use finance lease asset	412,893	447,012
Intangibles, net	2,938,804	7,571,156
Related party note receivable	3,000,000	3,000,000
Goodwill	27,010,745	27,010,745
Total assets	$47,447,889	$60,976,116

Liabilities, mezzanine equity and stockholders’ deficit
Current liabilities
Accounts payable	$3,569,632	$2,780,885
Accrued expenses and other current liabilities, including $2,320,129 and $3,359,101 with related parties at March 31, 2025, and December 31, 2024, respectively	6,581,799	8,540,188
Current portion of long-term debt	301,091	291,036
Current portion of obligations under operating leases	555,672	583,429
Current portion of obligations under finance leases	133,408	130,464
	2,455,000	2,440,000
Contract liabilities, including $0 and $2,000 with related parties as of March 31, 2025, and December 31, 2024, respectively	119,417	203,607
Total current liabilities	13,716,019	14,969,609
Obligations under operating leases, non-current	662,291	799,385
Obligations under finance leases, non-current	314,167	348,807
Warrant liabilities	785,551	1,449,000
Long-term debt	414,268	496,623
Total liabilities	15,892,296	18,063,424
Commitments and contingencies (Note 17)

Redeemable noncontrolling interests
Convertible preferred units, 1,500,000 units issued and outstanding as of March 31, 2025 and December 31, 2024	16,536,108	16,130,871
Class B Units	38,097,300	115,693,900

Stockholders’ deficit
Class V common stock, $0.0001 par value, 100,000,000 authorized shares; 26,730,000 and 35,230,000 shares issued and outstanding as of March 31, 2025, and December 31, 2024, respectively	2,673	3,523
Class A common stock, $0.0001 par value, 300,000,000 authorized shares; 21,796,464 and 13,252,964 shares issued and outstanding as of March 31, 2025, and December 31, 2024, respectively	2,180	1,326
Additional paid-in capital	16,486,224	14,523,963
Accumulated deficit	(39,568,892)	(103,440,891)
Total stockholders’ deficit	(23,077,815)	(88,912,079)
Total liabilities, redeemable noncontrolling interests and stockholders’ deficit	$47,447,889	$60,976,116

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZEO ENERGY CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended March 31,
	2025	2024

Revenue, net	$6,216,391	$11,329,387
Related party revenue, net	2,567,304	8,812,769
Total revenue	8,783,695	20,142,156
Operating costs and expenses:
Cost of goods sold (exclusive of depreciation and amortization shown below)	4,789,679	13,957,966
Depreciation and amortization	4,900,729	459,529
Sales and marketing	2,137,092	6,553,787
General and administrative	10,467,593	3,219,422
Total operating expenses	22,295,093	24,190,704
(Loss) income from operations	(13,511,398)	(4,048,548)
Other income (expenses), net:
Other income, net	82,363	-
Change in fair value of warrant liabilities	663,449	(138,000)
Interest expense	(30,277)	(35,222)
Total other income (expense), net	715,535	(173,222)
Net (loss) income before taxes	(12,795,863)	(4,221,770)
Income tax (expense) benefit	(523,500)	114,668
Net (loss) income	(13,319,363)	(4,107,102)
Less: Net loss attributable to Sunergy Renewables, LLC prior to the ESGEN Business Combination	-	(523,681)
Net loss subsequent to the Business Combination	(13,319,363)	(3,583,421)
Less: Net loss attributable to redeemable non-controlling interests	(6,958,098)	(2,051,930)
Net loss attributable to Class A common stock	$(6,361,265)	$(1,531,491)

Basic and diluted net loss per common share	$(0.48)	$(1.54)
Weighted average units outstanding, basic and diluted	13,252,964	994,345

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZEO ENERGY CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN REDEEMABLE
NONCONTROLLING INTERESTS AND STOCKHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2025

(UNAUDITED)

	Redeemable noncontrolling interests									Total
	Class A Convertible Preferred Units		Class B	Class V Common Stock		Class A Common Stock		Additional Paid-in	Accumulated	Stockholders’ Equity
	Units	Amount	Units	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance, December 31, 2024	1,500,000	$16,130,871	$115,693,900	35,230,000	$3,523	13,252,964	$1,326	$14,523,963	$(103,440,891)	$(88,912,079)
Stock-based compensation	-	-	-	-	-	43,500	4	2,200,752	-	2,200,756
Reverse recapitalization related deferred taxes and adjustments	-	-	-	-	-	-	-	(238,491)	-	(238,491)
Conversion of Class V common stock to Class A common stock	-	-	-	(8,500,000)	(850)	8,500,000	850	-	-	-
Subsequent measurement of redeemable noncontrolling interests	-	-	(70,233,264)	-	-	-	-	-	70,233,264	70,233,264
Net income (loss)	-	405,237	(7,363,336)	-	-	-	-	-	(6,361,265)	(6,361,265)
Balance, March 31, 2025	1,500,000	16,536,108	38,097,300	26,730,000	2,673	21,796,464	2,180	16,486,224	(39,568,892)	(23,077,815)

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

ZEO ENERGY CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31,
	2025	2024

Cash Flows from Operating Activities
Net loss	$(13,319,363)	$(4,107,102)
Adjustment to reconcile net loss to cash used in operating activities
Depreciation and amortization	4,900,729	459,529
Change in fair value of warrant liabilities	(663,449)	138,000
Provision for credit losses	3,538,569	150,000
Non-cash operating lease expense	180,643	152,717
Stock-based compensation	2,257,139	3,118,584

Changes in operating assets and liabilities:
Accounts receivable	1,742,908	(2,297,517)
Accounts receivable due from related parties	(94,441)	(2,692,841)
Inventories	25,075	(28,968)
Contract assets	32,609	4,448,953
Prepaids and other current assets	1,138,288	(1,420,528)
Other assets from related parties	(37,656)	(109,443)
Accounts payable	788,747	(400,861)
Accrued expenses and other current liabilities	(1,465,222)	(691,316)
Accrued expenses and other current liabilities due to related parties	(1,038,972)	(2,148,960)
Contract liabilities	(82,190)	(3,508,323)
Contract liabilities due to related parties	(2,000)	(1,054,263)
Operating lease payments	(164,851)	(159,650)
Net cash used in operating activities	(2,263,438)	(10,151,989)

Cash flows from Investing Activities
Purchases of property, equipment and other assets	(372,578)	(226,076)
Net cash used in investing activities	(372,578)	(226,076)

Cash flows from Financing Activities
Repayments of finance lease liabilities	(31,696)	(28,537)
Proceeds from the issuance of convertible preferred stock, net of transaction costs	-	10,277,275
Repayments of debt	(72,300)	(71,855)
Distributions to members	-	(90,000)
Net cash (used in) provided by financing activities	(103,996)	10,086,883

Net decrease in cash and cash equivalents	(2,740,012)	(291,182)
Cash and cash equivalents, beginning of period	5,634,115	8,022,306
Cash and cash equivalents, end of the period	$2,894,103	$7,731,124

Supplemental Cash Flow Information
Cash paid for interest	$25,785	$34,060
Cash paid for income taxes	$-	$-
Noncash finance lease expense	$34,119	$34,118

Non-cash transactions
Deferred equity issuance costs	$-	$3,269,039
Issuance of Class A common stock to vendors	$-	$891,035
Issuance of Class A common stock to backstop investors	$-	$1,569,463
Preferred dividends	$405,237	$8,224,091

The accompanying notes are an integral part of these condensed consolidated financial statements.

Zeo Energy Corp.

Notes to the Condensed Consolidated Financial Statements

March 31, 2025

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

Each of the above parties entered into a Voting Agreement, each dated September 7, 2023 (the “Voting Agreement”). The term of the Voting Agreement is for five years from the date of the Voting Agreement. The consummation of the ESGEN Business Combination occurred within the term of the Voting Agreement.

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

NOTE 2 - LIQUIDITY AND GOING CONCERN

As of March 31, 2025, the Company had approximately $3.5 million of working capital including $2.9 million of cash and cash equivalents. Management has assessed the going concern assumptions of the Company during the preparation of these condensed consolidated financial statements.

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

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and principles of Consolidation

The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. These statements should be read in conjunction with Zeo’s audited financial statements for the fiscal year ended December 31, 2024 as included with the Company’s Form 10-K filed with the SEC on May 27, 2025. The results reported in these unaudited condensed consolidated financial statements are not necessarily indicative of results for the full fiscal year.

Reclassification

Certain amounts from prior period financial statements have been reclassified to align with the presentation used in the current condensed consolidated financial statements for comparative purposes. These reclassifications had no effect on the Company’s previously reported results of operations.  An adjustment has been made to the condensed consolidated statements of cash flows for the three months ended March 31, 2024, to match this current year’s presentation of noncash financing lease expense. This change in classification does not affect previously reported cash flows from operating activities in the condensed consolidated statements of cash flows.

Use of Estimates

The preparation of the Company’s consolidated financial statements in conformity with US GAAP requires it to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses for the reporting period. Some of the more significant estimates include fair value of preferred shares, fair value of assets acquired and liabilities assumed in asset acquisitions, share-based compensation, fair value of warrant liabilities, redemption value of non-controlling interest, realizability of deferred tax assets, subsequent realizability of intangible assets, depreciation and amortization periods and collectability of accounts receivable. Due to the uncertainty involved in making estimates, actual results could differ from those estimates which could have a material effect on the financial condition and results of operations in future periods.

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

The following represents a roll forward of the allowance for credit losses as of March 31, 2025 and December 31, 2024:

	March 31, 2025	December 31, 2024
Allowance for credit losses, beginning of the period	$1,165,336	$862,580
Provision for credit losses	3,538,569	2,815,633
Write offs	-	(2,525,100)
Recoveries	-	12,223
Allowance for credit losses, as of the end of the period	$4,703,905	$1,165,336

Significant judgement is involved in determination of the collectability of accounts receivable. Management assesses the reasonability of collectability of accounts receivable on a quarterly basis to record the allowance for credit losses.

Contract assets

Contract assets costs include prepaid installation costs incurred prior to completion of installations of solar systems and accrued revenues for which the invoicing criteria have not been met. Contact assets include the cost of engineering, permits, governmental fees, other related solar installation costs and accrued revenues of $577,398 and $64,202 as of March 31, 2025 and December 31, 2024, respectively. These costs are charged to Cost of goods sold when each installation is completed. The following table summarizes the change in contract assets:

	March 31, 2025	December 31, 2024
Contract asset, beginning of the period	$64,202	$4,915,064
Cost of goods sold recognized during the period	(64,202)	(4,915,064)
Additions to contract assets prior to completion of performance obligation	577,398	64,202
Contract assets, as of the end of the period	$577,398	$64,202

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

Concentration of credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents and trade accounts receivable. The Company maintains its cash and cash equivalent balances in highly rated financial institutions, which at times may exceed federally insured limits. The amounts over these insured limits as of March 31, 2025, and December 31, 2024 were $2,644,103 and $5,384,115, respectively. The Company mitigates this concentration of credit risk by monitoring the credit worthiness of the financial institutions. No losses have been incurred to date on any deposits.

The Company performs periodic credit evaluations of its customers’ financial condition and also monitors the financial condition of the financial counterparties that finance customer transactions and generally does not require collateral. For customers who finance their systems through a lease product, the Third Party Operator (TPO) of the lease product is the contracted customer with the Company. Where the Company has a concentration of credit risk, it is with these TPO customers. At March 31, 2025, the Company had one customer who exceeded 10% of accounts receivable. Their balances were $2,481,952. At December 31, 2024, the Company had two customers who exceeded 10% of accounts receivable. Their balances were $3,192,077 and $2,306,096. For the three months ended March 31, 2025 and 2024, the Company had four and two customers, respectively, who exceeded 10% of revenue recognized. Their revenue recognized was $2,125,281, $1,318,939, $2,021,499 and $1,810,484 for the three months ended March 31, 2025 and $12,022,995 and $2,549,042 for the three months ended March 31, 2024, respectively.

Advertising and Marketing

The Company charges the costs of advertising to expense as incurred. For the three months ended March 31, 2025 and 2024, the Company incurred $54,686 and $45,268, respectively, of advertising and marketing costs.

Inventories

Inventories are primarily comprised of solar panels and other related items necessary for installations and service needs. Inventories are accounted for on a first-in-first-out basis and are measured at the lower of cost or net realizable value, where cost is determined using a weighted-average cost method. When evidence exists that the net realizable value of inventory is lower than its cost, the difference is recognized as cost of goods sold in the condensed consolidated statements of operations in the period identified. As of March 31, 2025 and December 31, 2024, inventory was $847,395 and $872,470, respectively.

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

Software that is developed for internal use and is accounted for accordance with ASC 350, Intangibles, Goodwill and Other-Internal-Use Software. Qualifying costs incurred to develop internal-use software are capitalized when (i) the preliminary project stage is completed, (ii) management has authorized further funding for the completion of the project and (iii) it is probable that the project will be completed and perform as intended. These capitalized costs include compensation for employees who develop internal-use software and external costs related to development of internal-use software. Capitalization of these costs ceases once the project is substantially complete and the software is ready for its intended purpose. Internally developed software is amortized using the straight-line method over an estimated useful life. All other expenditures, including those incurred to maintain an internal-use software’s current level of performance, are expensed as incurred. When these assets are retired or disposed of, the cost and accumulated amortization thereon are removed, and any resulting gain or losses are included in the condense consolidated statements of operations.

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

Impairment of long-lived assets

Management reviews each asset or asset group for impairment whenever events or circumstances indicate that the carrying value of an asset or asset group may not be recoverable, and at least annually. No impairment charges were recorded by the Company during the three months ended March 31, 2025, and 2024.

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

Goodwill

Goodwill is recognized and initially measured as any excess of the acquisition-date consideration transferred in a business combination over the acquisition-date amounts recognized for the net identifiable assets acquired. Goodwill is not amortized but is tested for impairment annually, or more frequently if an event occurs or circumstances change that would more likely than not result in an impairment of goodwill. First, the Company assesses qualitative factors to determine whether or not it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the Company concludes that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the Company conducts a quantitative goodwill impairment test comparing the fair value of the applicable reporting unit with its carrying value. If the carrying amount of the reporting unit exceeds the fair value of the reporting unit, the Company recognizes an impairment loss in the condensed consolidated statements of operations for the amount by which the carrying amount exceeds the fair value of the reporting unit. The Company performs its annual goodwill impairment test at December 31 of each year. There was no goodwill impairment for the three months ended March 31, 2025, and 2024.

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

 Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of the intangible assets may not be recoverable. Conditions that would necessitate an impairment assessment include a significant decline in the observable market value of an asset, a significant change in the extent or manner in which an asset is used, or any other significant adverse change that would indicate that the carrying amount of an asset or group of assets may not be recoverable. The Company evaluates the recoverability of intangible assets by comparing their carrying amounts to future net undiscounted cash flows expected to be generated by the intangible assets. If such intangible assets are considered to be impaired, the impairment recognized is measured as the amount by which the carrying amount of the intangible assets exceeds the fair value of the assets. The Company determines fair value based on discounted cash flows using a discount rate commensurate with the risk inherent in the Company’s current business model for the specific intangible asset being valued. No impairment charges were recorded for the three months ended March 31, 2025, and 2024.

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

Operating Leases

A lease for which substantially all the benefits and risks incidental to ownership remain with the lessor is classified by the lessee as an operating lease. Operating leases are included in the line items right-of-use (“ROU”) operating lease asset, current portion of obligations under operating leases, and obligations under operating leases, non-current in the condensed consolidated balance sheets. ROU assets represent the Company’s right to use an underlying asset for the lease term and obligations under lease represents its obligation to make lease payments arising from the lease. For operating leases, the Company measures its lease obligations based on the present value of the total lease payments not yet paid. These payments are then discounted based on the more readily determinable of the rate implicit in the lease or the Company’s incremental borrowing rate, which is the estimated rate the Company would be required to pay for a collateralized borrowing equal to the total lease payments over the term of the lease. The Company uses its incremental borrowing rate based on the information available at lease commencement date in determining the present value of lease payments. The Company measures ROU assets based on the corresponding lease obligation adjusted for payments made to the lessor at or before the commencement date, and initial direct costs it incurs under the lease. The Company begins recognizing lease expense when the lessor makes the underlying asset available to the Company. Lease expenses for lease payments is recognized on a straight-line basis over the lease term.

For leases with a lease term of less than one year (short-term leases), the Company has elected not to recognize an obligation or ROU asset on its condensed consolidated balance sheet. Instead, it recognizes the lease payments as expenses on a straight-line basis over the lease term. Short-term lease costs are immaterial to its condensed consolidated statements of operations and cash flows.

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

Warrant Liabilities

The Company evaluates all of its financial instruments, including issued share purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 815-40, Derivatives and Hedging (“ASC 815-40”). The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is reassessed at the end of each reporting period. The Company accounts for the Public Warrants (as defined in Note 12) in accordance with the guidance contained in ASC 815-40 under which the Warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, the Company classifies the Warrants as liabilities at their fair value and adjusts the Warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the condensed consolidated statements of operations. The quoted market price is utilized as the fair value as of each relevant date.

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

	Three months ended March 31,
	2025	2024
Solar systems installations, net	8,374,912	19,043,775
Roofing installations	408,783	1,098,381
Total net revenues	$8,783,695	$20,142,156

Contract liabilities

The Company receives both customer advances and may receive lender advances from third-party financing company's on behalf of customers. These amounts are recorded on the condensed consolidated balance sheets as contract liabilities and are considered a liability of the Company until the installation is completed. When the permission to turn on (“PTO”) the solar panels from the local municipality is significantly delayed, the lender may withdraw their previous payments for a customer account until the PTO is completed. The contract liabilities amounts are expected to be recognized as revenue within a twelve months of the Company’s receipt of the funds. The following table summarizes the change in contract liabilities:

	March 31, 2025	December 31, 2024
Contract liabilities, beginning of the period	$203,607	$5,223,518
Revenue recognized from amounts included in contract liabilities at the beginning of the period	(203,607)	(5,223,518)
Cash received prior to completion of performance obligation	119,417	203,607
Contract liabilities, end of the period	$119,417	$203,607

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

Redeemable Noncontrolling Interests

Noncontrolling interests represent the portion of OpCo that Zeo Energy Corp. controls and consolidates but does not own. The noncontrolling interests were created as a result of the ESGEN Business Combination and represent 33,730,000 common units issued by Zeo Energy Corp. to the prior investors. As of the close of the ESGEN Business Combination, Zeo Energy Corp. held a 13.0% interest in OpCo with the remaining 87.0% interest held by OpCo’s prior investors. At December 31, 2024, Zeo Energy Corp. held a 28.2% interest in ESGEN OpCo, LLC with the remaining 71.8% interest held by OpCo’s prior investors. During the three months ended March 31, 2025, 8,500,000 units were converted to Class A common stock. As a result, as of March 31, 2025, 25,230,000 units are outstanding. The prior investors’ interests in OpCo represent a redeemable noncontrolling interest. At its discretion, the members have the right to exchange their common units in OpCo (along with the cancellation of the paired shares of Zeo Energy Corp. or the Class V Common Stock) for either shares of Class A Common Stock on a one-to-one basis or cash proceeds of equal value at the time of redemption. Any redemption of OpCo common units in cash must be funded through a private or public offering of Class A Common Stock and is subject to the Company’s Board’s approval. As of March 31, 2025, the prior investors of OpCo hold the majority of the voting rights on the Board.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. Management has evaluated the Company’s tax positions, including its previous status as a pass-through entity for federal and state tax purposes, and has determined that the Company has taken no uncertain tax positions that require adjustment to the condensed consolidated financial statements. The Company’s reserve related to uncertain tax positions was zero as of March 31, 2025 and December 31, 2024. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2025 and December 31, 2024. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

Interest and penalties associated with tax positions are recorded in the period assessed as general and administrative expenses. The open tax years for U.S. federal and state income tax purposes are 2021 and forward.

Tax Receivable Agreement

In conjunction with the consummation of the ESGEN Business Combination, Zeo Energy Corp entered into a Tax Receivable Agreement (the “TRA”) with Opco and certain Opco members (the “TRA Holders”). Pursuant to the TRA, Zeo Energy Corp. is required to pay the TRA Holders 85% of the net cash savings, if any, in U.S. federal, state and local income and franchise tax (computed using simplifying assumptions to address the impact of state and local taxes) that the Company actually realizes (or is deemed to realize in certain circumstances) in periods after the ESGEN Business Combination as a result of, as applicable to each such TRA Holder, (i) certain increases in tax basis that occur as a result of the acquisition (or deemed acquisition for U.S. federal income tax purposes) of all or a portion of such TRA Holder’s Exchangeable OpCo Units pursuant to the exercise of the OpCo Exchange Rights or a Mandatory Exchange and (ii) imputed interest deemed to be paid by the Company as a result of, and additional tax basis arising from, any payments it makes under the TRA. All such payments to the TRA Holders are the obligations of Zeo Energy Corp., and not that of Opco. As of March 31, 2025, there was 8,500,000 exchanges of Opco units for Class A Common Stock of Zeo Energy Corp. Payments under the TRA are not considered probable as of March 31, 2025.. Future exchanges will result in incremental tax attributes and potential cash tax savings for Zeo Energy Corp. The associated liability for the TRA will be recorded as a decrease to additional paid-in capital in the condensed consolidated statement of changes in stockholders’ deficit. As of March 31, 2025, the total unrecorded TRA liability is approximately $8.3 million, of which $3.5 million related to actual exchanges and $4.8 million related to hypothetical sale. In accordance with ASC Topic 450, Contingencies, any changes to an existing TRA liability, including changes to the fair value measurement or to re-establish a TRA liability related to prior year exchanges, will be recorded as tax receivable agreement in other income (expense), net in the condensed consolidated statement of operations. Similarly, if utilization of the deferred tax assets subject to the TRA becomes more likely than not in the future, the Company will record a liability related to the TRA which will be recorded in the condensed consolidated statement of operations. See Note 13 – Related Party Transactions.

New Accounting Pronouncements

Recently Adopted Accounting Pronouncements

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting-Improvements to Reportable Segment Disclosures (Topic 280) (“ASU 2023-07”), which requires an enhanced disclosure of segments on an annual and interim basis, including the title of the chief operating decision maker, significant segment expenses, and the composition of other segment items for each segment’s reported profit or loss. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The adoption of ASU 2023-07 did not have a material impact on the condensed consolidated financial statements. Refer to Note 17, Segment Reporting.

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

In November 2024, the FASB issued ASU 2024-03, "Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40):Disaggregation of Income Statement Expenses" ("ASU 2024-03"). The standard requires additional disclosure of certain costs and expenses within the notes to the financial statements. The provisions of the standard are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027, with early adoption permitted. This accounting standards update may be applied either prospectively or retrospectively. The Company is currently evaluating the impact this standard will have on its condensed consolidated financial statements.

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

Transaction Proceeds

Upon closing of the ESGEN Business Combination, the Company received gross proceeds of $17.7 million from the ESGEN Business Combination, offset by total transaction costs and other fees totaling $7.4 million. The following table reconciles the elements of the ESGEN Business Combination to the condensed consolidated statements of cash flows and the condensed consolidated statements of changes in stockholders’ deficit for the period ended March 31, 2024:

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

NOTE 5 - PROPERTY, EQUIPMENT, AND OTHER FIXED ASSETS

Property, equipment and other fixed assets, net consisted of the following:

	As of March 31,	As of December 31,
	2025	2024
Internally-developed software	$1,360,803	$988,225
Furniture	384,368	384,368
Equipment and vehicles	2,477,034	2,477,034
Leasehold improvements	10,000	10,000
Property and equipment	4,232,205	3,859,627
Accumulated depreciation	(1,602,922)	(1,383,664)
	$2,629,283	$2,475,963

Depreciation expense related to the Company’s property and equipment was $219,258 and $168,403 for the three months ended March 31, 2025, and 2024, respectively, which are included in depreciation and amortization expense on the accompanying condensed consolidated statements of operations.

 NOTE 6 - INTANGIBLE ASSETS

 The following is a summary of the Company’s intangible assets, net as of March 31, 2025 and December 31, 2024:

	Weighted	March 31, 2025
	Average Useful Life Remaining	Gross Carrying	Accumulated
	(in years)	Amount	Amortization	Total
Trade names	-	$3,084,100	$3,084,100	$-
Customer lists	-	496,800	496,800	-
Non-compete	-	224,000	224,000	-
Order backlog	0.6	10,808,821	7,870,017	2,938,804
		$14,613,721	11,674,917	$2,938,804

	Weighted	December 31, 2024
	Average Useful Life Remaining	Gross Carrying	Accumulated
	(in years)	Amount	Amortization	Total
Trade names	-	$3,084,100	$3,084,100	$-
Customer lists	-	496,800	496,800	-
Non-compete	-	224,000	224,000	-
Order backlog	0.6	10,808,821	3,237,665	7,571,156
		$14,613,721	7,042,565	$7,571,156

The Company periodically reviews the estimated useful lives of its identifiable intangible assets, taking into consideration any events or circumstances that might result in either a diminished fair value or revised useful life. Management has determined there have been no indicators of impairment or change in useful life for the three months ended March 31, 2025, and 2024. Amortization expense relating to the Company’s intangible assets was $4,632,352 and $257,008 for the three months ended March 31, 2025, and 2024, respectively, which is included in depreciation and amortization expenses on the accompanying condensed consolidated statements of operations.

As of March 31, 2025, all of the intangible asset for order backlog will be amortized in 2025.

NOTE 7 - ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

 The following table summarizes accrued expenses and other current liabilities:

	March 31,	December 31,
	2025	2024
Accrued payroll	537,214	421,825
Accrued commissions	106,616	290,969
Accrued dealer fees	1,670,544	3,359,101
Accrued interest	72,997	84,425
Transaction costs	2,208,288	3,208,288
Taxes payable	532,400	-
Professional fees	383,114	383,114
Accrued Other	524,821	792,466
	$6,035,994	$8,540,188

NOTE 8 - LEASES

The Company leases both office space and warehouse space for its operations. Lease maturities vary from 2 to 5 years. These leases are recorded as operating leases and as such periodic payments (monthly) are expensed according to the period for which payment is made.

Operating lease costs recorded in general and administrative expenses in the condensed consolidated statements of operations were $196,574 and $163,965 for the three months ended March 31, 2025, and 2024, respectively.

The Company also leases multiple vehicles for its operations. The leases on vehicles generally have a 5-year term and are recorded as finance leases.

Finance lease costs recorded in depreciation and amortization in the condensed consolidated statements of operations were $34,119 and $34,118 for the three months ended March 31, 2025, and 2024, respectively. Finance lease costs recorded in interest expense in the condensed consolidated statements of operations were $11,174 and $14,332 for the three months ended March 31, 2025, and 2024, respectively.

The following amounts were recorded in the Company’s condensed consolidated balance sheets relating to its operating and finance lease and other supplemental information:

Other supplemental information:
Weighted average remaining lease term (years)
Operating leases	2.25	2.39
Finance leases	3.03	3.28
Weighted average discount rate
Operating leases	5.03%	4.97%
Finance leases	9.76%	9.76%

The following tables present the maturity of operating and finance lease liabilities as of December 31, 2024:

Operating leases

Years	Operating Leases
2025	455,442
2026	572,098
2027	200,061
2028	58,565
Total lease payments	1,286,166
Less interest	68,203
Present value of lease liabilities	1,217,963

Finance leases

Years	Finance Leases
2025	128,607
2026	171,476
2027	171,476
2028	47,607
Total lease payments	519,166
Less interest	71,591
Present value of lease liabilities	447,575

The Company has deposited security payments related to the facility leases of $75,135 included in the accompanying condensed consolidated balance sheets as other assets.

NOTE 9 - DEBT

Vehicle Loans

The Company has financing arrangements for many of the vehicles in its fleet. The financing includes direct loans for each vehicle being financed. The Company entered into new vehicle financing arrangements totaling $0 and $311,029 for the three months ended March 31, 2025, and 2024, respectively. Payments of debt obligations are based on equal monthly payments for 60 months and include interest rates ranging from 4.94% - 11.09%. As of March 31, 2025, the weighted average interest rate on the Company’s short debt obligations was 6.75%. The combined amounts of these financial obligations are included in the condensed consolidated balance sheets as current portion of long-term debt and Long-term debt. The Company does not have debt covenants associated with these arrangements.

The following table presents the maturity analysis of the long-term debt as of March 31, 2025:

Years
2025	$223,745
2026	299,254
2027	135,976
2028	56,384
Total debt	715,359
Less current portion	301,091
Long-term debt	$414,268

Notes payable

On December 24, 2024 (the “Issue Date”), the Company, issued a Promissory Note (the “Promissory Note”) to LHX Intermediate LLC (“LHX”), pursuant to which the Company could borrow up to an aggregate principal amount of $4,000,000 (the “Loan”). Subject to the terms and conditions set forth in the Promissory Note, the Loan shall be provided to the Company in three tranches: (i) $2,500,000 upon execution of the Promissory Note (the “Initial Advance”), (ii) $750,000 if the Company achieves the Tranche 2 Milestone within 60 days from the Initial Advance (the “Tranche 2 Advance”) and (iii) $750,000 if the Company achieves the Tranche 3 Milestone within 60 days from the Tranche 2 Advance. “Tranche 2 Milestone” means the submission by the Company to the applicable regulatory bodies at least 340 permits to install solar energy systems sold through the Company’s year-round sales program. “Tranche 3 Milestone” means the completion by the Company of the installation of at least 296 solar energy systems sold through the Company’s year-round sales program.” LHX may also waive any milestone described above and advance the applicable amounts to the Company. As of March 31, 2025, $2.5 million has been advanced and the balance of $2.5 million, net of debt discount is included in Convertible Promissory Note on the accompanying condensed consolidated balance sheet. On April 15, 2025, the Promissory Note was amended with the result that the Tranche 2 Advance would be delivered if a Tranche 2 Milestone is met within 120 days of the Initial Advance, and the Tranche 3 Advance would be delivered if a Tranche 3 Milestone is met within 120 days of the Tranche 2 Advance.

No interest shall be charged or accrue on the balance outstanding on the loan. The Loan will be repaid in full (the “Repayment”) by issuing to LHX or its designee of a number of the Company’s shares of Class A common stock (“Class A Common Stock”) equal to the quotient of (i) the outstanding and unpaid amount of the Loan, divided by (ii) $1.35 (the “Share Issuance”). The Repayment shall take place immediately following the later of: (x) the day falling on the first anniversary of the Issue Date (or the immediately previous business day) and (y) the date on which the stockholders of the Company approve the Share Issuance. Due to this provision, the Company considered whether the embedded conversion option qualifies for derivative accounting under ASC 815-15 “Derivatives and Hedging.” As the note is not convertible until maturity, no derivative liability was recognized as of March 31, 2025. Based on the Company’s stock price on the date the note was entered into, the computed effective interest rate on the loan was 58.0%. Based on the Company's stock price at March 31, 2025, the computed effective interest rate on the loan was 11.9%.

In connection with the Promissory Note, on December 24, 2024, LHX entered into a voting agreement with the Company and certain stockholders of the Company (the “LHX Voting Agreement”), pursuant to which such stockholders agreed to vote (or cause to be voted), in person or by proxy, all the shares of Class A Common Stock and Class V common stock owned by such stockholders (i) in favor of the nomination and appointment of LHX’s designee to the board of directors of the Company (ii) in favor of the issuance by the Company to LHX of shares of Class A Common Stock in connection with an option that may be granted to LHX to purchase up to 4,000,000 shares of Class A Common Stock, subject to the terms and conditions therein and (iii) in favor of the Share Issuance, when required pursuant to the Promissory Note.

NOTE 10 - REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY

ESGEN Business Combination

The condensed consolidated statements of changes in stockholders’ deficit reflect the reverse recapitalization and ESGEN Business Combination as described in Note 1 – Organization and Business Operation and Note 4 – Reverse Recapitalization. As Sunergy was deemed to be the accounting acquirer in the ESGEN Business Combination, all periods prior to the consummation of the ESGEN Business Combination reflect the balances and activity of Sunergy Renewables, LLC. The condensed consolidated balances as of December 31, 2023 from the financial statements of Sunergy Renewables, LLC as of that date and membership unit activity in the condensed consolidated statements of change in stockholders’ equity, prior to the consummation of the ESGEN Business Combination have not been retroactively adjusted.

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

The table below reflects share information about the Company’s capital stock as of March 31, 2025.

	Par Value	Authorized	Issued	Treasury Stock	Outstanding
Class A Common Stock	$0.0001	300,000,000	21,796,464	-	21,796,464
Class V Common Stock	$0.0001	100,000,000	26,730,000	-	26,730,000
Class A convertible preferred units	$0.0001	1,500,000	1,500,000	-	1,500,000
Total shares		401,500,000	50,026,464	-	50,026,464

The table below reflects share information about the Company’s capital stock as of December 31, 2024.

	Par Value	Authorized	Issued	Treasury Stock	Outstanding
Class A Common Stock	$0.0001	300,000,000	13,252,964	-	13,252,964
Class V Common Stock	$0.0001	100,000,000	35,230,000	-	35,230,000
Class A convertible preferred units	$0.0001	1,500,000	1,500,000	-	1,500,000
Total shares		401,500,000	49,982,964	-	49,982,964

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

On March 31, 2025, 8,500,000 shares of Class V Common Stock were converted into 8,500,000 Class A Common Stock.

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

Redeemable Noncontrolling Interests

As of March 31, 2025, the prior investors of Sunergy own 71.8% of the common units of the Company. The OpCo A&R LLC Agreement provides among other things, a holder of corresponding economic, non-voting Class B units of OpCo (the “Exchangeable OpCo Units”) has the right to cause OpCo to redeem one or more of such Exchangeable OpCo Units, together with the cancellation of an equal number of shares of such holder’s Zeo Class V Common Stock, for shares of Zeo Class A Common Stock on a one-for-one basis, or, at the election of Zeo (as manager of OpCo), cash, in each case, subject to certain restrictions set forth in the OpCo A&R LLC Agreement and the Charter. The OpCo A&R LLC Agreement also provides for mandatory OpCo Unit Redemptions in certain limited circumstances, including in connection with certain changes of control. Subject to certain conditions, the Class A Convertible OpCo Preferred Units are redeemable by Zeo and following the first anniversary of the Closing may be converted by the Sponsor into Exchangeable OpCo Units (and then would be immediately exchanged on a one-for-one basis, together with an equal number of accompanying shares of Zeo Class V Common Stock, for shares Zeo Class A Common Stock). The Convertible OpCo Preferred Units have accruing distributions of 10% per annum and the Sponsor as holder thereof has certain consent rights over the taking of certain actions of OpCo and its subsidiaries.

The financial results of OpCo, LLC are consolidated with the Company with the redeemable noncontrolling interests’ share of our net loss separately allocated.

NOTE 11 - STOCK-BASED COMPENSATION

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

March 2024 Grant

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

During the three months ended March 31, 2025, the Company recognized $718,674 in equity compensation expense related to these awards. As of March 31, 2025, the remaining unrecognized compensation expense was $1,340,614 under the Incentive Plan and is expected to be recognized over the remaining 1.9-year vesting period.

February 2025 Grants

On February 5, 2025, the Company granted an aggregate of 740,000 restricted shares of Class A Common Stock under the Incentive Plan to 11 employees/consultants. The restricted shares vest in three equal installments as follows.

●	One-third (1/3) on the date that is six months following the grant date;

●	One-third (1/3) on the date that is 18 months following the grant date; and

●	One-third (1/3) on the date that is 30 months following the grant date.

On February 5, 2025, the Company granted an aggregate of 250,000 restricted shares of Class A Common Stock under the Incentive Plan to seven employees/consultants. The restricted shares vest in three equal installments as follows.

●	One-third (1/3) on the date that is 12 months following the grant date;

●	One-third (1/3) on the date that is 24 months following the grant date; and

●	One-third (1/3) on the date that is 36 months following the grant date.

The Company determined the grant date fair value per share was $2.57, a Level 1 measurement, by reference to the publicly traded stock price on February 5, 2025.

During the three months ended March 31, 2025, the Company recognized $189,499 in equity compensation expense related to these awards. As of March 31, 2025, the remaining unrecognized compensation expense was $2,354,801 and is expected to be recognized over the remaining 2.9-year vesting period.

Sun Managers, LLC Management Incentive Plan

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

Although Sun Managers is the legal issuer of the awards, all compensatory payments made by Sun Managers to individuals providing services to or for the benefit of the Company or its subsidiaries (including equity interests in Sun Managers) are treated as compensation paid by the Company under ASC 718. In accordance with the OpCo A&R LLCA, the Company allocates 100% of all related expense and deduction items to Sun Managers. These compensatory payments are accounted for as capital contributions from Sun Managers to the Company, with no new equity units issued in return.

On March 31, 2025, Sun Managers LLC granted an aggregate of 525,000 restricted shares of Zeo Class A Common Stock under the Management Incentive Plan to four employees/consultants. The restricted shares vested immediately upon grant. During the three months ended March 31, 2025, the Company recognized $792,750 in equity compensation expense related to these awards.

Seasonal Manager Stock Compensation Plan

Beginning January 1, 2025, certain eligible sales managers may earn shares of the Company’s Class A Common Stock under the Seasonal Manager Stock Compensation Plan, which operates under the umbrella of the Management Incentive Plan. Managers are eligible to earn 40 shares per kW installed for Projects sold by the manager’s organization, provided they exceed 1,500 kW installed during a calendar year, and as long as the manager sells 700kW the subsequent calendar year. The number of shares awarded may be reduced if the average price for Zeo stock during the quarter in which an Installations are completed exceeds $5 per share, the number of shares granted per kW will be correspondingly decreased.

The managers become eligible to receive certain grants of vested shares under the Seasonal Manager Stock Compensation Plan as follows:

●	50% of the shares for which Manager becomes eligible during a calendar year will be granted in Q1 (prior to the end of March) of the following calendar year (the “Tranche 1 Grant”) if Manager remains eligible at the time of the grant.

●	The remaining 50% of the shares for which Manager becomes eligible during a calendar year are granted in the Q1 of the second year following the calendar year in which eligibility is earned (the “Tranche 2 Grant”) if Manager remains eligible at the time of the grant.

On March 31, 2025, Sun Managers LLC granted an aggregate of 577,910 restricted shares of Zeo Class A Common Stock under the Management Incentive Plan to 10 sales managers. The restricted shares vest in two equal installments as follows.

●	One-half (1/2) immediately on the grant date; and

●	One-half (1/2) on the date that is 12 months following the grant date.

During the three months ended March 31, 2025, the Company recognized $436,323 in equity compensation expense related to these awards. As of March 31, 2025, the remaining unrecognized compensation expense of $436,323 and is expected to be recognized over the remaining one-year vesting period.

NOTE 12 - WARRANT LIABILITIES

As part of ESGEN’s IPO, as defined in Note 11, ESGEN issued warrants to third-party investors where each whole warrant entitles the holder to purchase one share of the Company’s common stock at an exercise price of $11.50 per share (the “Public Warrants”). Simultaneously with the closing of the IPO, ESGEN completed the private sale of warrants where each warrant allows the holder to purchase one share of the Company’s Class A Common Stock at $11.50 per share (the “Private Warrants”)(together with the Public warrants, the “Warrants”). Upon the closing of the ESGEN Business Combination the 14,040,000 Private Warrants were forfeited. As of March 31, 2025 and December 31, 2024, there are 13,800,000 Public Warrants and no private placement warrants outstanding.

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

The Public Warrants are recognized as derivative liabilities in accordance with ASC 815, Derivatives and Hedging (“ASC 815”). Accordingly, the Company recognized the warrant instruments as liabilities at fair value as of the Closing Date, with an offsetting entry to additional paid-in capital and adjusts the carrying value of the instruments to fair value through other income (expense) on the condensed consolidated statements of operations at each reporting period until they are exercised. As of March 31, 2025 and December 31, 2024, the Public Warrants are presented as warrant liabilities on the accompanying condensed consolidated balance sheets.

NOTE 13 - RELATED PARTY TRANSACTIONS

There was one operating lease with a related party, which expired by December 31, 2024 and was not renewed. Operating lease cost relating to this lease was $0 and $7,464 for the three month ended March 31, 2025 and 2024, respectively.

In 2023, some of the Company’s customers financed their obligations with a related party, Solar Leasing, whose CEO is also the CEO of the Company. These arrangements are similar to those with other third-party lenders. As such, Solar Leasing deducts their financing fees and remits the net amount to the Company. For the three months ended March 31, 2025, and 2024, the Company recognized $2,567,304 and $8,812,769 of revenue, net of financing fees of $974,833 and $3,856,219, respectively, from these arrangements. As of March 31, 2025, and December 31, 2024, the Company had $286,103 and $191,662 of accounts receivable, $545,805 and $0 of contract assets, $2,320,129 and $3,359,101 of accrued expenses and $0 and $2,000 of contract liabilities due to related parties relating to these arrangements, respectively.

On December 24, 2024, the Company entered into a Promissory Note with LHX (See Note 10). LHX owns 14.1% of the Company’s Class A Common Stock.

During the year ended December 31, 2024, Solar Leasing performed a fair-market-value assessment of its lease assets. As a result, Solar Leasing paid a discretionary rebate to the Company of $3,000,000 based on the excess of fair-market-value over the carrying value of its assets, primarily to optimize certain tax positions for its owners. The Company agreed to transfer the received rebate to White Horse Energy, LC (“White Horse Energy”), a entity wholly owned by the Company’s CEO, in the form of convertible debt. Additionally, the Company guarantees the outstanding indebtedness of Solar Leasing (approximately $10 million) which results in the Company having a variable interest in Solar Leasing. The Company determined it was not the primary beneficiary as defined in ASC 810-10-25-38A. Although the Company’s CEO, wholly owns White Horse Energy, the Company does not have any control over White Horse Energy or Solar Leasing, nor any obligation to absorb losses from Solar leasing. Based on the Company’s reassessment, the flow of funds resulting from the discretionary rebate does not transfer control or economic exposure to the Company in a manner that would require consolidation under ASC 810-10. White Horse Energy remains the primary beneficiary, and no changes to the Company’s financial statement presentation are required. For the three months ended March 31, 2025, the Company recorded interest income of $37,656 included in other income, net in the accompanying condensed consolidated statements of operations. As of March 31, 2025, the balance of $3,037,656 is included in note receivable – related party in the accompanying condensed consolidated balance sheet.

As described in Note 3, Zeo Energy Corp. entered into the TRA with the TRA Holders. As of March 31, 2025, the Company has not recorded a liability related to the tax savings it may realize from utilization of such deferred tax assets. As of March 31, 2025, the total unrecorded TRA liability is approximately $48.8 million. If utilization of the deferred tax assets subject to the TRA becomes more likely than not in the future, the Company will record a liability related to the TRA which will be recognized as expense within its condensed consolidated statements of operations.

NOTE 14 - FAIR VALUE MEASUREMENTS

Items Measured at Fair Value on a Recurring Basis:

The Company accounts for certain liabilities at fair value on a recurring basis and classifies these liabilities within the fair value hierarchy (Level 1, Level 2, or Level 3).

Liabilities subject to fair value measurements are as follows:

	March 31, 2025
	Level 1	Level 2	Level 3	Total
Liabilities:
Warrant liabilities	$785,551	$-	$-	$785,551

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Liabilities:
Warrant liabilities	$1,449,000	$-	$-	$1,449,000

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

The following table presents the computation of the basic and diluted income per share of Class A Common Stock for the three months ended March 31, 2025 and the period of March 13, 2024 (the Closing Date) to December 31, 2024:

	Three months ended	The period of March 13, 2024 to
	March 31, 2025	March 31, 2024
Numerator
Net income attributable to Class A common shareholders	$(6,361,265)	$(1,722,607)
Denominator
Basic and diluted weighted-average shares of Class A common stock outstanding	13,252,964	994,345

Net income per share of Class A common stock - basic and diluted	$(0.48)	$(1.73)

The following table presents potentially dilutive securities, as of the end of the period, excluded from the computation of diluted net earnings per share of Class A Common Stock.

	Three months ended	The period of March 13, 2024 to
	March 31, 2025	March 31, 2024
Warrants(1)	13,800,000	13,800,000
Series A Preferred Stock (2)	1,500,000	1,500,000
Convertible promissory notes (3)	1,851,852	-

(1)	Represents number of instruments outstanding at the end of the period that were evaluated under the treasury stock method for potentially dilutive effects and were determined to be anti-dilutive.

(2)	Represents number of Preferred Units outstanding at the end of the period that were excluded using the if-converted method.

(3)	Represents number of shares that would be issued to settle the convertible promissory note as of the end of the period

NOTE 16 – INCOME TAX

The Company has calculated the provision for income taxes during the interim reporting period by applying an estimate of the Annual Effective Tax Rate (AETR) for the full fiscal year to “ordinary” income or loss (pretax income or loss excluding unusual or infrequently occurring discrete items) for the reporting period. Our effective tax rate (ETR) from continuing operations was 3.9% expense on loss for the three months ended March 31, 2025, and 2.7% percent expense on loss for the three months ended March 31, 2024. The ETR for the three months ended March 31, 2025 differs from statutory rates primarily due to the non-controlling interest portion of ESGEN Opco, LLC, which is a partnership for federal tax purposes and a change in valuation allowance. During the first quarter of 2025, the Company exchanged corporate stock for additional ownership interests in ESGEN Opco, LLC. This greatly increased the investment in partnership deferred tax asset. Additionally, the Company determined that the deferred tax assets are not more likely than not to be realized based on all available evidence as of the current quarter and recorded a valuation allowance on deferred tax assets. The ETR for the three months ended March 31, 2024 differs from statutory rates primarily due to the non-controlling interest portion of ESGEN Opco, LLC, which is a partnership for federal tax purposes.

The components of the deferred income tax assets and liabilities were as follows:

	December 31, 2024	December 31, 2023
Other Asset assets:
Deferred tax assets	$5,914,920	$661,904
Valuation allowance	(5,914,920)	-
Net deferred tax asset	$-	$661,904
Deferred tax liabilities	-	(423,413)
Net deferred tax assets and liabilities	$-	$238,491

NOTE 17 - COMMITMENTS AND CONTINGENCIES

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

The manufacturers’ warranties on the solar energy system components, which are typically passed through to the customers, typically have product warranty periods of 10 to 20 years and a limited performance warranty period of 25 years. As of March 31, 2025, and December 31, 2024, the Company did not record a warranty reserve as the historical costs incurred that the Company is required to pay have not been significant or indicative of the Company performing warranty work in the future. The Company, at its discretion, may provide certain reimbursements to customers if certain solar equipment is not operating as intended during future periods.

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

NOTE 18 - SEGMENT REPORTING

The Company has one operating segment and one reportable segment, the business of sales and installation of solar panel technology to individual households within the United States. The Company’s chief operating decision-maker (“CODM”) is the chief executive officer. The CODM reviews and evaluates consolidated net income (loss) for purposes of evaluating financial performance, making operating decisions, allocating resources, and planning and forecasting for future periods.

All the Company’s long-lived assets and revenues are maintained in the U.S. Refer to Note 3 for further information on revenues.

The following presents the significant financial information with respect to the Company’s reportable segment for the three months ended March 31, 2025 and 2024:

	Three months ended March 31,
	2025	2024
Total revenue	$8,783,695	$20,142,156
Less: Cost of goods sold (exclusive of depreciation and amortization shown below):
Direct labor	1,719,462	3,112,285
Materials	2,224,562	9,409,074
Other	845,655	1,436,607
Less: Cost of goods sold (exclusive of depreciation and amortization shown below):	4,789,679	13,957,966
Less: Depreciation and amortization related to Cost of goods sold	219,259	168,403
Gross Profit	$3,774,757	$6,015,787

Depreciation and amortization	4,681,470	291,126
Commissions expense	1,864,112	3,652,591
Sales and marketing (exclusive of Commissions expense above)	273,668	2,901,196
General and administrative	10,467,593	3,219,422
Other income, net	(82,363)	-
Change in fair value of warrant liabilities	(663,449)	138,000
Interest expense	30,277	35,222

Net loss before taxes	(12,795,863)	(4,221,770)
Income tax (expense) benefit	(523,500)	114,668
Net loss	(13,319,363)	(4,107,102)

NOTE 19 - SUBSEQUENT EVENTS

On April 15, 2025, the Promissory Note, as described in Note 9, was amended with the result that the Tranche 2 Advance would be delivered if a Tranche 2 Milestone is met within 120 days of the Initial Advance, and the Tranche 3 Advance would be delivered if a Tranche 3 Milestone is met within 120 days of the Tranche 2 Advance.

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

On May 28, 2025, the Company entered into an Agreement and Plan of Merger and Reorganization (the “Merger Agreement”) by and among Heliogen, Inc., a Delaware corporation (“Heliogen”), Zeo Energy, Hyperion Merger Corp., a Delaware corporation and a direct, wholly-owned subsidiary of Zeo Energy (“Merger Sub I”) and Hyperion Acquisition LLC, a Delaware limited liability company and a direct, wholly-owned subsidiary of Zeo Energy (“Merger Sub II” and, together with Merger Sub I, the “Merger Subs”). Pursuant to the Merger Agreement, and upon the terms and subject to the satisfaction or waiver of the conditions therein: (i) in accordance with the General Corporation Law of the State of Delaware (“DGCL”), at the effective time of the First Merger (the “Effective Time”), Merger Sub I will merge with and into Heliogen (the “First Merger”), with Heliogen surviving the First Merger (Heliogen, as the surviving entity of the First Merger, the “First Surviving Corporation”) and immediately following the First Merger, the First Surviving Corporation will be a direct, wholly owned subsidiary of Zeo Energy; and (ii) in accordance with the DGCL and Delaware Limited Liability Company Act, immediately after the Effective Time, the First Surviving Corporation will merge with and into Merger Sub II (the “Second Merger” and, together with the First Merger, the “Mergers”), with Merger Sub II surviving the Second Merger (Merger Sub II, as the surviving entity of the Second Merger, the “Surviving Company”). The Merger Agreement and the consummation of the transactions contemplated thereby have been approved by each of the board of directors of Heliogen (“Heliogen’s Board of Directors”) and the board of directors of Zeo Energy, and Heliogen’s Board of Directors has resolved to recommend to the stockholders of Heliogen to approve the transactions contemplated by the Merger Agreement, including the Mergers, and adopt the Merger Agreement, subject to its terms and conditions.

Consideration to Heliogen Stockholders. Subject to the terms and conditions of the Merger Agreement, at the Effective Time, by virtue of the First Merger, each issued and outstanding share of common stock, par value $0.0001 per share, of Heliogen (“Heliogen Common Stock”) (other than shares of Heliogen Common Stock held by Zeo Energy, Heliogen or their respective subsidiaries immediately prior to the Effective Time) will be cancelled and automatically converted into the right to receive (i) a number of shares of class A common stock, par value $0.0001 per share, of Zeo Energy (“Zeo Energy Class A Common Stock”) equal to the Exchange Ratio (as defined below), without interest (the “Share Merger Consideration”), and (ii) if applicable, an amount in cash, rounded to the nearest cent, in lieu of any fractional share interest in Zeo Energy Class A Common Stock to which such holder otherwise would have been entitled (the “Fractional Share Consideration” and together with the Share Merger Consideration, the “Merger Consideration”), subject to any required tax withholding.

As set forth in the Merger Agreement, the “Exchange Ratio” is the quotient obtained by dividing (i) the quotient of (A) the Total Merger Consideration divided by (B) the fully diluted share count of Heliogen Common Stock outstanding (including shares underlying outstanding shares of Heliogen’s preferred stock (if any), In-the-Money Options (as defined below), Heliogen’s restricted stock units (“RSUs”), and the Commercial Warrants (as defined below) but excluding shares underlying SPAC Warrants (as defined below)) (the “Fully-Diluted Shares,” which as of May 16, 2025 was equal to 6,616,949), by (ii) $1.5859 (the “Parent Stock Price”); and the “Total Merger Consideration” is $10.0 million, less (x) 50% of any amount by which Heliogen’s Net Cash at the closing of the First Merger (the “Closing”) is less than $13.0 million (the “Net Cash Collar Floor”), or plus (y) 50% of any amount by which Heliogen’s Net Cash at the Closing is more than $16.0 million (the “Net Cash Collar Ceiling”); and “Net Cash” is the cash and cash equivalents and other current assts of Heliogen and its subsidiaries as of the Closing, less certain specified liabilities of Heliogen and its subsidiaries as of the Closing, including unpaid transaction expenses.

The shares of Zeo Energy Class A Common Stock to be issued in connection with the Mergers will be listed on the Nasdaq Stock Market LLC (“Nasdaq”). The Mergers, taken together, are intended to constitute a single integrated transaction that qualifies as a reorganization for U.S. federal income tax purposes.

Under the terms of the Merger Agreement, the completion of the Mergers is subject to certain customary closing conditions, including, among others: (i) the approval of the Mergers and adoption of the Merger Agreement by the affirmative vote of the holders of a majority of the outstanding shares of Heliogen Common Stock entitled to vote thereon; (ii) the approval for listing on Nasdaq of the Zeo Energy Class A Common Stock to be issued in the Mergers; (iii) the effectiveness of a registration statement on Form S-4 (the “Registration Statement”) to be filed by Zeo Energy with the Securities and Exchange Commission (the “SEC”) registering the Zeo Energy Class A Common Stock to be issued in connection with the Mergers; (iv) the accuracy of the parties’ respective representations and warranties in the Merger Agreement, subject to specified materiality qualifications; (v) compliance by the parties with their respective covenants in the Merger Agreement in all material respects; (vi) the absence of any law or order restraining, enjoining or otherwise prohibiting the consummation of the Mergers; and (vii) the receipt by each party of opinions of counsel to the effect that the Mergers, taken together, will constitute a single integrated transaction that qualifies as a reorganization for U.S. federal income tax purposes. Zeo Energy has the following additional conditions to its obligations to consummate the Closing: (A) the absence of a material adverse effect with respect to Heliogen and its subsidiaries on or after the date of the Merger Agreement that is continuing as of immediately prior to the Closing; and (B) the effective amendment of that certain Rights Agreement, dated April 16, 2023 by and between Heliogen and Continental Stock Transfer and Trust Company, as amended on April 16, 2024, December 17, 2024 and April 14, 2025 (the “Rights Agreement”); and (C) Heliogen’s Net Cash at the Closing being equal to or greater than $10.0 million.

On June 8, 2025, Sunnova, one of the Company’s financing partners, voluntarily filed for protection under Chapter 11 of the U.S. Bankruptcy Code in the United States Bankruptcy Court. As of the date of this report, Sunnova owes the Company an outstanding amount of $3,113,019 related to completed customer projects. The Company is actively monitoring the proceedings and has recorded a full reserve against this receivable.

On June 9, 2025, Mosaic, one of the Company’s financing partners, voluntarily filed for protection under Chapter 11 of the U.S. Bankruptcy Code in the United States Bankruptcy Court. As of the date of this report, Mosaic owes the Company an outstanding amount of $734,140 related to completed customer projects. The Company is actively monitoring the proceedings, and no impairment has been recorded related to this receivable as of the balance sheet date, as management believes the amount remains collectible.

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

We have focused to date on a simple, capital light business strategy utilizing, as of March 31, 2025, approximately 290 sales agents and approximately 22 independent sales dealers to produce our sales pipeline. We engineer and design projects and process building permit applications on behalf of our customers to timely install their systems and assist their connections to the local utility power grid. Most of the equipment we install is drop-shipped to the installation site by our regional distributors, requiring minimal inventory to be held by the Company during any given period. We depend on our distributors to timely handle logistics and related requirements in moving equipment to the installation sites. In addition to our main offering of residential solar energy systems, we sell and install products such as roofing, insulation, energy efficient appliances and battery storage systems for the residential market.

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

Recent Developments

On May 28, 2025, the Company entered into an Agreement and Plan of Merger and Reorganization (the “Merger Agreement”) by and among Heliogen, Inc., a Delaware corporation (“Heliogen”), Zeo Energy, Hyperion Merger Corp., a Delaware corporation and a direct, wholly-owned subsidiary of Zeo Energy (“Merger Sub I”) and Hyperion Acquisition LLC, a Delaware limited liability company and a direct, wholly-owned subsidiary of Zeo Energy (“Merger Sub II” and, together with Merger Sub I, the “Merger Subs”). Pursuant to the Merger Agreement, and upon the terms and subject to the satisfaction or waiver of the conditions therein: (i) in accordance with the General Corporation Law of the State of Delaware (“DGCL”), at the effective time of the First Merger (the “Effective Time”), Merger Sub I will merge with and into Heliogen (the “First Merger”), with Heliogen surviving the First Merger (Heliogen, as the surviving entity of the First Merger, the “First Surviving Corporation”) and immediately following the First Merger, the First Surviving Corporation will be a direct, wholly owned subsidiary of Zeo Energy; and (ii) in accordance with the DGCL and Delaware Limited Liability Company Act, immediately after the Effective Time, the First Surviving Corporation will merge with and into Merger Sub II (the “Second Merger” and, together with the First Merger, the “Mergers”), with Merger Sub II surviving the Second Merger (Merger Sub II, as the surviving entity of the Second Merger, the “Surviving Company”). The Merger Agreement and the consummation of the transactions contemplated thereby have been approved by each of the board of directors of Heliogen (“Heliogen’s Board of Directors”) and the board of directors of Zeo Energy, and Heliogen’s Board of Directors has resolved to recommend to the stockholders of Heliogen to approve the transactions contemplated by the Merger Agreement, including the Mergers, and adopt the Merger Agreement, subject to its terms and conditions.

Consideration to Heliogen Stockholders. Subject to the terms and conditions of the Merger Agreement, at the Effective Time, by virtue of the First Merger, each issued and outstanding share of common stock, par value $0.0001 per share, of Heliogen (“Heliogen Common Stock”) (other than shares of Heliogen Common Stock held by Zeo Energy, Heliogen or their respective subsidiaries immediately prior to the Effective Time) will be cancelled and automatically converted into the right to receive (i) a number of shares of class A common stock, par value $0.0001 per share, of Zeo Energy (“Zeo Energy Class A Common Stock”) equal to the Exchange Ratio (as defined below), without interest (the “Share Merger Consideration”), and (ii) if applicable, an amount in cash, rounded to the nearest cent, in lieu of any fractional share interest in Zeo Energy Class A Common Stock to which such holder otherwise would have been entitled (the “Fractional Share Consideration” and together with the Share Merger Consideration, the “Merger Consideration”), subject to any required tax withholding.

As set forth in the Merger Agreement, the “Exchange Ratio” is the quotient obtained by dividing (i) the quotient of (A) the Total Merger Consideration divided by (B) the fully diluted share count of Heliogen Common Stock outstanding (including shares underlying outstanding shares of Heliogen’s preferred stock (if any), In-the-Money Options (as defined below), Heliogen’s restricted stock units (“RSUs”), and the Commercial Warrants (as defined below) but excluding shares underlying SPAC Warrants (as defined below)) (the “Fully-Diluted Shares,” which as of May 16, 2025 was equal to 6,616,949), by (ii) $1.5859 (the “Parent Stock Price”); and the “Total Merger Consideration” is $10.0 million, less (x) 50% of any amount by which Heliogen’s Net Cash at the closing of the First Merger (the “Closing”) is less than $13.0 million (the “Net Cash Collar Floor”), or plus (y) 50% of any amount by which Heliogen’s Net Cash at the Closing is more than $16.0 million (the “Net Cash Collar Ceiling”); and “Net Cash” is the cash and cash equivalents and other current assts of Heliogen and its subsidiaries as of the Closing, less certain specified liabilities of Heliogen and its subsidiaries as of the Closing, including unpaid transaction expenses.

The shares of Zeo Energy Class A Common Stock to be issued in connection with the Mergers will be listed on the Nasdaq Stock Market LLC (“Nasdaq”). The Mergers, taken together, are intended to constitute a single integrated transaction that qualifies as a reorganization for U.S. federal income tax purposes.

Under the terms of the Merger Agreement, the completion of the Mergers is subject to certain customary closing conditions, including, among others: (i) the approval of the Mergers and adoption of the Merger Agreement by the affirmative vote of the holders of a majority of the outstanding shares of Heliogen Common Stock entitled to vote thereon; (ii) the approval for listing on Nasdaq of the Zeo Energy Class A Common Stock to be issued in the Mergers; (iii) the effectiveness of a registration statement on Form S-4 (the “Registration Statement”) to be filed by Zeo Energy with the Securities and Exchange Commission (the “SEC”) registering the Zeo Energy Class A Common Stock to be issued in connection with the Mergers; (iv) the accuracy of the parties’ respective representations and warranties in the Merger Agreement, subject to specified materiality qualifications; (v) compliance by the parties with their respective covenants in the Merger Agreement in all material respects; (vi) the absence of any law or order restraining, enjoining or otherwise prohibiting the consummation of the Mergers; and (vii) the receipt by each party of opinions of counsel to the effect that the Mergers, taken together, will constitute a single integrated transaction that qualifies as a reorganization for U.S. federal income tax purposes. Zeo Energy has the following additional conditions to its obligations to consummate the Closing: (A) the absence of a material adverse effect with respect to Heliogen and its subsidiaries on or after the date of the Merger Agreement that is continuing as of immediately prior to the Closing; and (B) the effective amendment of that certain Rights Agreement, dated April 16, 2023 by and between Heliogen and Continental Stock Transfer and Trust Company, as amended on April 16, 2024, December 17, 2024 and April 14, 2025 (the “Rights Agreement”); and (C) Heliogen’s Net Cash at the Closing being equal to or greater than $10.0 million.

Business Combination

On March 13, 2024 (the “Closing Date”), we consummated the Business Combination of Sunergy Renewables with ESGEN Acquisition Corp. Prior to the Closing, (i) except as otherwise specified in the Business Combination Agreement, each issued and outstanding ESGEN Class B ordinary share was converted into one ESGEN Class A ordinary; and (ii) ESGEN was domesticated into the State of Delaware so as to become a Delaware corporation. In connection with the Closing, we changed our name from “ESGEN Acquisition Corporation” to “Zeo Energy Corp.”

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

While Sunergy did not control or have common ownership of ESGEN prior to the consummation of the Business Combination, the Company evaluated the ownership of the new entity subsequent to the consummation of the transaction to determine if a change in control occurred by evaluating whether Sunergy was under common control prior to and subsequent to the consummation of the transaction. If the business combination is between entities under common control, then the acquisition method of accounting is not applicable and the guidance in ASC 805-50 regarding common control should be applied instead. EITF Issue 02-5 “Definition of ‘Common Control’ in Relation to FASB Statement No. 141” indicates that common control would exist if a group of stockholders holds more than 50 percent of the voting ownership of each entity, and contemporaneous written evidence of an agreement to vote a majority of the entities’ shares in concert exists. Prior to the Business Combination, Sunergy was majority owned by five entities (the “Primary Sellers”), who entered into a voting agreement, dated September 7, 2023 (the “Voting Agreement”). The term of the Voting Agreement is for five years from the date of the Voting Agreement. The consummation of the Business Combination with ESGEN occurred within the term of the Voting Agreement.

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

The following table sets forth these metrics for the periods presented:

	Three Months Ended March 31,
(In thousands, except percentages)	2025	2024
Revenue, net	$8,784	$20,142
Gross Profit	3,775	6,016
Gross Margin	43.0%	29.9%
Contribution profit	$(2,771)	$2,072
Contribution margin	(31.5)%	10.3%
Income from operations	$(13,511)	$(4,049)
Net loss	$(13,319)	$(4,107)
Adjusted EBITDA	$(6,354)	$(470)
Adjusted EBITDA margin	(72.3)%	(2.3)%

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

Expansion of Residential Sales into New Markets. Our future revenue growth is, in part, dependent on our ability to expand our product offerings and services in the select residential markets where we operate in Florida, Texas, Arkansas, Missouri, Illinois and Ohio. We primarily generate revenue from our sales, product offerings and services in the residential housing market. To continue our growth, we intend to expand our presence in the residential market into additional states based on markets underserved by national sales and installation providers that also have favorable incentives and net metering policies. We believe that our entry into new markets will continue to facilitate revenue growth and customer diversification.

Expansion of New Products and Services. In 2025, we continued our roofing replacements to facilitate our solar installations and to repair rooftops on homes in Florida damaged by severe weather. We plan to expand our roofing business in all markets we enter in the future. Roofing facilitates a faster processing time for our solar installations in cases where the customer is in need of a roof replacement prior to installing a solar system. In addition, to provide more financing options for our prospective residential solar energy customers, we have programs in place that allow our customers to choose a leasing option to finance their systems from a third party. We expect selling systems utilizing third party leases under this and other similar programs to be a growing portion of our customer finance offerings in the future.

Adding New Customers and Expansion of Sales with Existing Customers. We intend to increase our in-house sales force and external sales dealers in 2025 in order to target new customers in the Southern U.S. regional residential markets. We provide competitive compensation packages to our in-house sales teams and external sales dealers, which incentivizes the acquisition of new customers.

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

Components of Condensed Consolidated Statements of Operations

Revenue, net

Our primary source of revenue is the sale of our residential solar systems. Our systems are fully functional at the time of installation and require an inspection prior to interconnection to the utility power grid. We sell our systems primarily direct to end user customers for use in their residences. Upon installation inspection, we satisfy our performance obligation and recognize revenue. Many of the Company’s customers finance their obligations with third parties. In these situations, the finance company deducts their financing fees and remits the net amount to the Company. Revenue is recorded net of these financing fees (and/or dealer fees). The volume of sales and installations of rooftop solar systems, our primary product, increase from April to September when a majority of our sales teams are most active in our areas of service. In addition to sales of solar systems, “adders” or accessories to a sale may include roofing, energy efficient appliances, upgraded insulation and/or energy storage systems. All adders consisted of less than 10% of the total revenue, net in the three months ended March 31, 2025, and 2024.

Our revenue is affected by changes in the volume and average selling prices of our solutions and related accessories, supply and demand, sales incentives and fluctuating interest rates that increase or decrease the monthly payments for customers purchasing systems through third party financing. Approximately 5% of our sales were paid in cash by the customer in each of the three months ended March 31, 2025, and 2024. Our revenue growth is dependent on our ability to compete effectively in the marketplace by remaining cost competitive, developing and introducing new sales teams within existing and new territories, scaling our installation teams to keep up with demand and maintaining a strong internal operations team to process orders while working with building departments and utilities to permit and interconnect our customers to the utility grid.

Cost of Goods Sold

Cost of goods sold consists primarily of product costs (including solar panels, inverters, metal racking, connectors, shingles, wiring, warranty costs and logistics costs), installation labor and permitting costs.

Cost of goods sold decreased in association with a reduction in revenues. Revenues declined because of the effect of higher interest rates on the consumer financing rates. The increased cost of consumer lending has reduced the advantage provided by financed solar power relative to standard utility costs, which has negatively affected the demand for our products.

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

Results of Operations

Three Months Ended March 31, 2025, Compared to Three Months Ended March 31, 2024

The following table sets forth a summary of our condensed consolidated statements of operations for the periods presented:

	Three Months ended March 31,		Change
	2025	2024	$	%
Revenue, net	$8,783,695	$20,142,156	$(11,358,461)	(56.4)%
Costs and expenses:
Cost of goods sold (exclusive of depreciation and amortization)	4,789,679	13,957,966	(9,168,287)	(65.7)%
Depreciation and amortization	4,900,729	459,529	4,441,200	966.5%
Sales and marketing	2,137,092	6,553,787	(4,416,695)	(67.4)%
General and administrative	10,467,593	3,219,422	7,248,171	225.1%
Total operating expenses	22,295,093	24,190,704	(1,895,611)	(7.8)%
Loss from operations	(13,511,398)	(4,048,548)	(9,462,850)	233.7%
Other income (expense), net:
Other income, net	82,363	-	82,363	100%
Change in fair value of warrant liabilities	663,449	(138,000)	801,449	(580.8)%
Interest expense	(30,277)	(35,222)	4,945	(14.0)%
Total other income (expense), net	715,535	(173,222)	888,757	(513,1)%
Net loss before taxes	$(12,795,963)	$(4,221,770)	$(8,574,093)	203.1%

Revenue, net

Revenue, net decreased by approximately $11.4 million. Several factors affected the reduction in sales. The primary reason is due to the effect of higher interest rates on the consumer financing rates. This increased cost of consumer lending has reduced the advantage provided by financed solar power relative to standard utility costs, which has negatively affected the demand for our products. The second factor affecting revenue is a decreases in sales volume from sales by our dealer network.

Cost of Goods Sold

Cost of goods sold decreased by $9.2 million. The decrease was a result of the decrease in revenue as noted above offset by an increase in the cost of labor and materials during the three months ended March 30, 2025 as compared to 2024. As a percentage of revenue, cost of goods sold improved from 69.3% for the three months ended March 31, 2024 to 58.1% for the three months ended March 31, 2025. This improvement was driven by a decrease in the cost of materials and efficiencies in labor.

Depreciation and amortization

Depreciation and amortization increased by $4.4 million, from $459,529 for the three months ended March 31, 2024 to $4,894,544 for the three months ended March 31, 2025. The increase was primarily due to an increase in the amortization of the cost of acquired contracts from the Lumio Asset Purchase Agreement.

General and Administrative expenses

General and administrative expenses increased by $7.2 million from $3.2 million for the three months ended March 31, 2024 to $10.5 million for the three months ended March 31, 2025. The increase was primarily due to an increase in payroll costs associated with additional staffing, including stock compensation and higher professional fees associated with being a public company. The Company also recorded an additional reserve for bad debt pf $3 million related to one finance partner who has discontinued making payments.

Sales and Marketing

Sales and marketing expenses decreased by $4.4 million. The decrease was a result of a reduction in commissions earned due to the decrease in revenue.

Other income (expense), net

Other income (expense), net increased from expense of $173,222 for the three months ended March 31, 2024 to income of $715,535 for the three months ended March 31, 2025. The increase was primarily due to a gain on fair value of warrant liabilities.

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

As of March 31, 2025 and December 31, 2024, our cash and cash equivalents balance were approximately $2.9 million and $5.6 million, respectively. The Company maintains its cash in checking and savings accounts.

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

Cash Flows

The following table summarizes our cash flows for the periods presented:

	For the three months ended March 31,
	2025	2024	Change
Net cash used in operating activities	$(2,263,438)	$(10,151,989)	$7,888,551
Net cash used in investing activities	(372,578)	(226,076)	(146,502)
Net cash (used in) provided by financing activities	(103,996)	10,086,883	(10,190,879)

Cash flows from operating activities

Net cash used in operating activities was approximately $2.3 million during the three months ended March 31, 2025 compared to a net cash used in operating activities of approximately $10.2 million during three months ended March 31, 2024. The increase was primarily due to a increase in accounts receivable collected during the period.

Cash flows from investing activities

Net cash used in investing activities was approximately $0.4 million for the three months ended March 31, 2025, relating to purchases of property and equipment. Net cash used in investing activities for the three months ended March 31, 2024 was approximately $0.2 million, relating to purchases of property and equipment.

Cash flows used in financing activities

Net cash used in financing activities was approximately $104,000 for the three months ended March 31, 2025, primarily relating to the repayment of debt and finance leases. Net cash provided by financing activities for the three months ended March 30, 2024 was approximately $10.1 million for the three months ended March 31, 2024, primarily relating to cash acquired from the Business Combination of $10.4 million offset by repayments of debt and distributions of stockholders.

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

The following table provides a reconciliation of gross profit to contribution profit for the periods presented:

	Three Months Ended March 31,
	2025	2024
Total revenue	$8,783,695	$20,142,156
Less: Cost of goods sold (exclusive of depreciation and amortization shown below)	4,789,679	13,957,966
Less: Depreciation and amortization related to Cost of goods sold	219,259	168,403
Gross Profit	$3,774,757	$6,015,787
Adjustment:
Depreciation and amortization	4,681,470	291,126
Commissions expense	1,864,112	3,652,591
Contribution Profit	(2,770,825)	2,072,070

Gross Margin	43.0%	29.9
Contribution margin	(31.5)%	10.3%

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

	Three Months Ended March 31,
	2025	2024
Net (loss) income	$(13,319,363)	$(4,107,102)
Adjustment:
Other income, net	(82,363)	-
Change in fair value of warrant liabilities	(663,449)	138,000
Interest expense	30,277	35,222
Income tax expense (benefit)	523,500	(114,668)
Stock compensation	2,257,139	3,118,584
Depreciation and amortization	4,900,729	459,529

Adjusted EBITDA	(6,353,530)	(470,435)

Net loss margin	(151.6)%	(20.4)%

Adjusted EBITDA margin	(72.3)%	(2.3)%

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

We discuss our significant accounting policies in Note 3, Summary of Significant Accounting Policies, to our condensed consolidated financial statements. Our significant accounting policies are subject to judgments and uncertainties that affect the application of such policies. We believe these financial statements include the most likely outcomes with regard to amounts that are based on our judgment and estimates. Our financial position and results of operations may be materially different when reported under different conditions or when using different assumptions in the application of such policies. In the event estimates or assumptions prove to be different from the actual amounts, adjustments are made in subsequent periods to reflect more current information. We believe the following accounting policies are critical to the preparation of our condensed consolidated financial statements due to the estimation process and business judgment involved in their application:

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

Goodwill is not amortized but is tested for impairment annually, or more frequently if an event occurs or circumstances change that would more likely than not result in an impairment of goodwill. First, the Company assesses qualitative factors to determine whether or not it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the Company concludes that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the Company conducts a quantitative goodwill impairment test comparing the fair value of the applicable reporting unit with its carrying value. If the carrying amount of the reporting unit exceeds the fair value of the reporting unit, the Company recognizes an impairment loss in the condensed consolidated statements of operations for the amount by which the carrying amount exceeds the fair value of the reporting unit. The Company performs its annual goodwill impairment test at December 31 of each year. There was no goodwill impairment recorded for the three months ended March 31, 2025, and 2024.

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

Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of the intangible assets may not be recoverable. Conditions that would necessitate an impairment assessment include a significant decline in the observable market value of an asset, a significant change in the extent or manner in which an asset is used, or any other significant adverse change that would indicate that the carrying amount of an asset or group of assets may not be recoverable. The Company evaluates the recoverability of intangible assets by comparing their carrying amounts to future net undiscounted cash flows expected to be generated by the intangible assets. If such intangible assets are considered to be impaired, the impairment recognized is measured as the amount by which the carrying amount of the intangible assets exceeds the fair value of the assets. The Company determines fair value based on discounted cash flows using a discount rate commensurate with the risk inherent in the Company’s current business model for the specific intangible asset being valued. No impairment charges were recorded for the three months ended March 31, 2025, and 2024.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer (the “Certifying Officers”) carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2025. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of March 31, 2025 due to a material weaknesses in our internal controls over financial reporting (“ICFR”). As previously disclosed, a material weakness exists in the Company’s internal control over financial reporting related to ineffective controls over period end financial disclosure and reporting processes, including not timely performing certain reconciliations and the completeness and accuracy of those reconciliations, and lack of effectiveness of controls over accurate accounting and financial reporting and reviewing the underlying financial statement elements, and recording incorrect journal entries that also did not have the sufficient review and approval.

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

Management has considered and reviewed the errors which occurred in revenue and cost of goods sold cutoff, accounts payable, accrued liabilities, stock compensation, expense classification, prepaid expenses, operating lease cash flow classification and accounting for finance lease arrangements. Management has determined that controls are not designed effectively in these areas. To mitigate future misstatements in these areas management will implement the following procedures at the end of each reporting period:

1.	Accounts Payable - Review the accounts payable with the executive team to inquire about any invoices not sent to accounts payable.

2.	Accrued Liabilities - Review the accrued liabilities detail with the executive team to determine if there are any expenses/liabilities for which the company should accrue an expense which has not yet been recognized.

3.	Stock Compensation - Review with the CEO and legal counsel the list of stock grants which have been made and ask if there have been any other grants made (paper issued to employees or vendors) which should be included in the analysis.

4.	Classification of expenses - Review the expense classification with the executive team to determine all expenses are properly classified.

5.	Classification of financing agreements - Review the financing agreements with the executive team to determine proper classification of the agreements as debt or finance lease.

6.	Prepaid expenses - Review prepaid expenses with the executive team to determine if all prepaid expenses have been properly recorded for future services to be rendered and subsequently amortized.

7.	Revenue and cost of goods sold cut off - Review revenue and related cost of goods sold with executive team to determine if revenue and related cost of goods sold is properly recognized.

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

Changes in Internal Control Over Financial Reporting

Other than the above, there was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarterly period ending March 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Subsequent to June 30, 2024, the Company began working on their remediation plan as described above.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

The risks described under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024 could materially and adversely affect our business, financial condition, results of operations, cash flows, future prospects, and the trading price of our Class A common stock. The risks and uncertainties described therein are not the only ones we face. Additional risks and uncertainties that we are unaware of or that we currently deem immaterial may also become important factors that adversely affect our business.

You should carefully read and consider such risks, together with all of the other information in our Annual Report on Form 10-K for the year ended December 31, 2024, in this Quarterly Report on Form 10-Q (including the disclosures in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in our interim condensed consolidated financial statements and related notes), and in the other documents that we file with the SEC.

Except for the additional risk factors set forth below, there have been no material changes from the risk factors previously disclosed under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024.

The transactions contemplated by the Merger Agreement are subject to conditions that may not be satisfied on a timely basis or at all. Failure to complete the transactions contemplated by the Merger Agreement could have material and adverse effects on us.

Completion of the Mergers is subject to a number of conditions, including the accuracy of the parties’ representations in the Merger Agreement and the receipt of stockholder approvals. Such conditions, some of which are beyond our control, may not be satisfied or waived in a timely manner or at all and therefore make the completion and timing of the completion of the Mergers uncertain. In addition, the Merger Agreement contains certain termination rights for both Heliogen and us, which if exercised will also result in the Mergers not being consummated.

If the transactions contemplated by the Merger Agreement are not completed, our business may be adversely affected and, without realizing any of the benefits of having completed the Mergers, we will be required to pay our costs relating to the Mergers, such as legal, accounting, and financial advisory fees. In addition, time and resources committed by our management to matters relating to the Mergers could otherwise have been devoted to pursuing other beneficial opportunities; and the market price of our common stock could be impacted to the extent that the current market price reflects a market assumption that the Mergers will be completed.

We will be subject to business uncertainties while the Mergers are pending, which could adversely affect our business.

It is possible that certain persons with whom we have a business relationship may delay certain business decisions relating to us, or seek to terminate, change or renegotiate their relationships with us, in connection with the pendency of the Mergers. This could negatively affect our revenues, earnings and cash flows, as well as the market price of our common stock, regardless of whether the Mergers are completed.

We expect to incur significant transaction costs in connection with the Mergers.

We expect to incur a number of non-recurring costs associated with negotiating and completing the Mergers. These fees and costs have been, and will continue to be, substantial and, in many cases, will be borne by us whether or not the Mergers is completed. A substantial majority of our non-recurring expenses will consist of transaction costs related to the Mergers and include, among others, fees paid to financial, legal, accounting and other advisors. We will continue to assess the magnitude of these costs, and we may incur additional unanticipated costs. The costs described above and any unanticipated costs and expenses, many of which will be borne by us even if the Mergers are not completed, could have an adverse effect on our financial condition and operating results.

If we are unable to effectively manage Heliogen’s business, our reputation and operating results may be harmed.

Following the Mergers, we are required to integrate the products and businesses of Heliogen into the operations of the Company. We may be unable to successfully integrate these into our business operations. If we are unable to do so for any reason, our reputation and operating results may be harmed and we would be unable to realize the business-related benefits of the transaction.

There can be no assurance that we will be able to comply with the continued listing standards of Nasdaq.

Our continued eligibility for listing on Nasdaq depends on our ability to comply with Nasdaq’s continued listing requirements.

On January 24, 2025, we received a letter from the Listing Qualifications Staff of Nasdaq notifying us that we are not in compliance with periodic requirements for continued listing set forth in Nasdaq Listing Rule 5250(c)(1) (the “Reporting Rule”) because our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 was not filed with the Securities and Exchange Commission by the required due date of March 31, 2025. The letter received from Nasdaq has no immediate effect on the listing or trading of our shares. We have filed our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 on May 28, 2025.

On May 22, 2025, we received a deficiency notice from the Nasdaq that the Company was not in compliance with the Reporting Rule given the Company’s failure to timely file its Quarterly Report on Form 10-Q for the three months ended March 31, 2025, and that this matter serves as an additional basis for delisting the Company’s securities from Nasdaq.

Under Nasdaq rules, we have until Monday, June 16, 2025 to submit a plan to regain compliance with Nasdaq Listing Rules. If Nasdaq accepts our plan, Nasdaq may grant an exception until Monday, October 13, 2025 to regain compliance with the Reporting Rule.

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

Item 2. Unregistered Sale of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

During the quarterly period ended March 31, 2025, none of our directors or officers (as defined in Rule 16a-1(f) promulgated under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Item 6. Exhibits.

The following exhibits are filed as part of, or incorporated by reference into, this Form 10-Q.

Exhibit		Incorporated by Reference
Number	Description	Form	Exhibit	Filing Date
2.1	Agreement and Plan of Merger and Reorganization, dated as of May 28, 2025, by and among Zeo Energy Corp., Heliogen, Inc., Hyperion Merger Corp. and Hyperion Acquisition LLC	8-K	2.1	May 29, 2025
3.1	Certificate of Incorporation of Zeo Energy Corp.	8-K	3.1	March 20, 2024
3.2	Bylaws of Zeo Energy Corp.	8-K	3.2	March 20, 2024
10.1	Form of Voting and Support Agreement.	8-K	10.1	May 29, 2025
31**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ZEO Energy Corp.

Date: June 16, 2025		/s/ Timothy Bridgewater
	Name:	Timothy Bridgewater
	Title:	Chief Executive Officer

Date: June 16, 2025		/s/ Cannon Holbrook
	Name:	Cannon Holbrook
	Title:	Chief Financial Officer