Form 10-Q/A
period 2025-03-31
Zeo Energy Corp.
filed 2025-07-09
CIK 1865506

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

EXPLANATORY NOTE

ZEO Energy Corp. (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (this “Amendment”) to amend the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2025 (the “Original Filing”), which was originally filed with the U.S. Securities and Exchange Commission (“SEC”) on Jun 16, 2025 (the “Original Filing Date”). The sole purpose of this Amendment is to correct the Exhibits contained in Item 6 of Part II of the Original Filing to (i) correctly identify that Exhibits 31.1 and 31.2, the Company’s Certifications of the Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, are filed and not furnished, (ii) correctly title Exhibit 31.2 as the Certification of the Principal Financial Officer, (iii) file Exhibits 31.1 and 31.2 as separate exhibits and identify them as such in the Exhibit Table and (iv) file Exhibits 32.1 and 32.2 as separate exhibits and identify them as such in the Exhibit Table.

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

Item 6. Exhibits.

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