Form 10-Q
period 2025-06-30
Zeo Energy Corp.
filed 2025-08-13
CIK 1865506

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

or

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

As of August 12, 2025, the registrant had 28,352,032 shares of Class A common stock, par value $0.0001 outstanding, and 26,480,000 shares of Class V common stock, par value $0.0001, outstanding.

ZEO ENERGY CORP.

Quarterly Report on Form 10-Q

Period Ended June 30, 2025

i

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

ZEO ENERGY CORP.

UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ZEO ENERGY CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2025	2024
ASSETS	(Unaudited)
Current Assets
Cash and cash equivalents	$68,691	$5,634,115
Accounts receivable, net	5,413,133	9,994,881
Accounts receivable – related parties	58,150	191,662
Inventories	917,735	872,470
Contract assets	73,379	64,202
Contract assets – related parties	2,705,295	-
Prepaid expenses and other current assets	1,579,713	2,131,345
Total Current Assets	10,816,096	18,888,675

Other assets	1,081,132	314,426
Other assets – related parties	75,786	-
Property and equipment, net	2,849,966	2,475,963
Operating lease right-of-use assets	1,018,136	1,268,139
Finance lease right-of-use assets	378,775	447,012
Related party note receivable	3,000,000	3,000,000
Intangibles, net	-	7,571,156
Goodwill	27,010,745	27,010,745
TOTAL ASSETS	$46,230,636	$60,976,116

LIABILITIES, REDEEMABLE NON-CONTROLLING INTERESTS AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	$5,050,372	$2,780,885
Accrued expenses and other current liabilities	4,116,182	5,181,087
Accrued expenses and other current liabilities – related parties	1,358,427	3,359,101
Contract liabilities	204,543	201,607
Contract liabilities – related parties	-	2,000
Current portion of operating lease obligations	567,625	583,429
Current portion of finance lease obligations	136,942	130,464
Current portion of long-term debt	305,362	291,036
Convertible promissory note, net	2,470,000	2,440,000
Total Current Liabilities	14,209,453	14,969,609

Operating lease obligations, net of current portion	568,870	799,385
Finance lease obligations, net of current portion	278,678	348,807
Long-term debt, net of current portion	337,483	496,623
Warrant liabilities	881,820	1,449,000
TOTAL LIABILITIES	16,276,304	18,063,424

Redeemable Non-Controlling Interests
Convertible preferred units, 1,500,000 units issued and outstanding as of June 30, 2025 and December 31, 2024	16,959,074	16,130,871
Class B Units	72,442,000	115,693,900

Stockholders’ Deficit
Class V common stock, $0.0001 par value, 100,000,000 authorized shares; 26,480,000 and 35,230,000 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	2,648	3,523
Class A common stock, $0.0001 par value, 300,000,000 authorized shares; 22,096,464 and 13,252,964 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	2,210	1,326
Additional paid-in capital	36,766,921	14,523,963
Accumulated deficit	(96,218,521)	(103,440,891)
TOTAL STOCKHOLDERS’ DEFICIT	(59,446,742)	(88,912,079)
TOTAL LIABILITIES, REDEEMABLE NON-CONTROLLING INTERESTS AND STOCKHOLDERS’ DEFICIT	$46,230,636	$60,976,116

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZEO ENERGY CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenues
Revenue, net	$9,976,447	$7,798,646	$16,192,838	$19,128,033
Related party revenue, net	8,125,483	6,997,626	10,692,787	15,810,395
Total Revenues	18,101,930	14,796,272	26,885,625	34,938,428

Operating Expenses
Cost of revenues	7,284,487	7,059,839	12,074,166	21,017,805
Depreciation and amortization	3,175,452	453,669	8,076,181	913,198
Sales and marketing	5,629,040	4,422,063	7,766,132	10,975,850
General and administrative	4,866,457	5,523,571	15,334,050	8,742,993
Total Operating Expenses	20,955,436	17,459,142	43,250,529	41,649,846

LOSS FROM OPERATIONS	(2,853,506)	(2,662,870)	(16,364,904)	(6,711,418)

Other Income (Expense)
Other income	53,328	50,821	135,691	50,821
Interest expense	29,989	(49,808)	(288)	(85,030)
Gain (loss) on change in fair value of warrant liabilities	(96,269)	828,000	567,180	690,000
Total Other Income (Expense)	(12,952)	829,013	702,583	655,791

NET LOSS FROM OPERATIONS BEFORE INCOME TAXES	(2,866,458)	(1,833,857)	(15,662,321)	(6,055,627)
Income tax benefit (provision)	186,994	76,538	(336,506)	191,206
NET LOSS	$(2,679,464)	$(1,757,319)	$(15,998,827)	$(5,864,421)

Less: net loss attributable to Sunergy Renewables LLC prior to the business combination	-	-	-	(523,681)
NET LOSS SUBSEQUENT TO THE BUSINESS COMBINATION	(2,679,464)	(1,757,319)	(15,998,827)	(5,340,740)

Less: Net loss attributable to redeemable non-controlling interests	(263,628)	(1,479,529)	(7,221,726)	(3,531,459)
NET LOSS ATTRIBUTABLE TO CLASS A COMMON STOCKHOLDERS	$(2,415,836)	$(277,790)	$(8,777,101)	$(1,809,281)

LOSS PER CLASS A COMMON SHARE – BASIC AND DILUTED	$(0.11)	$(0.06)	$(0.44)	$(0.60)
WEIGHTED-AVERAGE CLASS A COMMON SHARES OUTSTANDING – BASIC AND DILUTED	22,096,464	5,026,964	19,983,013	3,010,654

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZEO ENERGY CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN REDEEMABLE
NON-CONTROLLING INTERESTS AND STOCKHOLDERS’ DEFICIT

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2025

(UNAUDITED)

	Redeemable Non-Controlling Interests									Total
	Class A Convertible Preferred Units		Class B	Class V Common Stock		Class A Common Stock		Additional Paid-in	Accumulated	Stockholders’ Equity
	Units	Amount	Units	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance, December 31, 2024	1,500,000	$16,130,871	$115,693,900	35,230,000	$3,523	13,252,964	$1,326	$14,523,963	$(103,440,891)	$(88,912,079)
Stock-based compensation	-	-	-	-	-	-	-	2,137,247	-	2,137,247
Class A common stock issued to employees for services	-	-	-	-	-	43,500	4	63,505	-	63,509
Reverse recapitalization related deferred taxes and adjustments	-	-	-	-	-	-	-	(238,491)	-	(238,491)
Class A common stock issued in exchange for OpCo class B units and corresponding class V common stock	-	-	(18,785,000)	(8,500,000)	(850)	8,500,000	850	18,750,000	-	18,750,000
Subsequent measurement of redeemable non-controlling interests	-	-	(51,448,264)	-	-	-	-	-	51,448,264	51,448,264
Net income (loss)	-	405,237	(7,363,336)	-	-	-	-	-	(6,361,265)	(6,361,265)
Balance, March 31, 2025	1,500,000	16,536,108	38,097,300	26,730,000	2,673	21,796,464	2,180	35,271,224	(58,353,892)	(23,077,815)
Stock-based compensation	-	-	-	-	-	-	-	1,078,202	-	1,078,202
Class A common stock issued upon vesting of restricted stock awards	-	-	-	-	-	50,000	5	(5)	-	-
Class A common stock issued in exchange for OpCo class B units and corresponding class V common stock	-	-	(417,500)	(250,000)	(25)	250,000	25	417,500	-	417,500
Subsequent measurement of redeemable non-controlling interests	-	-	35,448,793	-	-	-	-	-	(35,448,793)	(35,448,793)
Net income (loss)	-	422,966	(686,593)	-	-	-	-	-	(2,415,836)	(2,415,836)
Balance, June 30, 2025	1,500,000	16,959,074	72,442,000	26,480,000	2,648	22,096,464	2,210	36,766,921	(96,218,521)	(59,446,742)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZEO ENERGY CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN REDEEMABLE
NON-CONTROLLING INTERESTS AND STOCKHOLDERS’ DEFICIT

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2024

(UNAUDITED)

	Redeemable Non-Controlling Interests											Total
	Class A Convertible Preferred Units		Class B	Common Units		Class V Common Stock		Class A Common Stock		Additional Paid-in	Accumulated	Stockholders’ Equity
	Units	Amount	Units	Units	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance, December 31, 2023	-	$-	$-	1,000,000	$31,155,864	-	$-	-	$-	$-	$(533,345)	$30,622,519
Retroactive application of Business Combination	-	-	-	(1,000,000)	(31,155,864)	33,730,000	3,373	-	-	31,152,491	-	-
Balance, December 31, 2023	-	-	-	-	-	33,730,000	3,373	-	-	31,152,491	(533,345)	30,622,519
Stockholder distributions	-	-	-	-	-	-	-	-	-	-	(90,000)	(90,000)
Net loss prior to the Business Combination				-	-	-	-	-	-	-	(523,681)	(523,681)
Effects of Business Combination
Issuance of Class A Shares to third party advisors	-	-	-	-	-	-	-	178,207	18	891,017	-	891,035
Issuance of Class A Shares to backstop investor	-	-	-	-	-	-	-	225,174	23	1,569,440	-	1,569,463
Reverse Recapitalization	1,500,000	6,855,076	-	-	-	1,500,000	150	4,248,583	425	(1,677,860)	-	(1,677,285)
Transaction costs	-	-	-	-	-	-	-	-	-	(2,890,061)	-	(2,890,061)
Establishment of redeemable noncontrolling interests	-	-	26,116,548	-	-	-	-	-	-	(26,116,548)	-	(26,116,548)
Activities subsequent to business combination
Stock-based compensation	-	-	-	-	-	-	-	375,000	37	3,118,547	-	3,118,584
Subsequent measurement of redeemable non-controlling interests	-	-	176,420,473	-	-	-	-	-	-	(6,047,026)	(170,373,447)	(176,420,473)
Net income (loss)	-	8,224,091	(10,276,021)	-	-	-	-	-	-	-	(1,531,429)	(1,531,491)
Balance, March 31, 2024	1,500,000	15,079,167	192,261,000	-	-	35,230,000	3,523	5,026,964	503	-	(173,051,964)	(173,047,938)
Stock-based compensation	-	-	-	-	-	-	-	-	-	2,417,888	-	2,417,888
Subsequent measurement of redeemable non-controlling interests	-	-	(117,877,583)	-	-	-	-	-	-	-	117,877,583	117,877,583
Net income (loss)	-	384,388	(1,863,917)	-	-	-	-	-	-	-	(277,790)	(277,790)
Balance, June 30, 2024	1,500,000	15,463,555	72,519,500	-	-	35,230,000	3,523	5,026,964	503	2,417,888	(55,452,171)	(53,030,257)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZEO ENERGY CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30,
	2025	2024

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(15,998,827)	$(5,864,421)
Adjustment to reconcile net loss to cash used in operating activities
Depreciation and amortization	8,076,181	913,198
Gain on change in fair value of warrant liabilities	(567,180)	(690,000)
Stock-based compensation	3,271,831	5,598,689
Class A common stock issued to employees for services	63,509	-
Provision for credit losses	3,270,881	250,000
Non-cash operating lease expense	318,763	307,221
Changes in operating assets and liabilities:
Accounts receivable	1,310,867	(4,452,021)
Accounts receivable – related parties	133,512	(422,724)
Inventories	(45,265)	(86,506)
Contract assets	(9,177)	3,767,859
Contract assets – related parties	(2,705,295)	-
Prepaids and other current assets	495,250	(922,679)
Other assets	(1,005,197)	(201,381)
Other assets – related parties	(75,786)	-
Accounts payable	2,269,487	(2,459,688)
Accrued expenses and other current liabilities	(1,038,671)	(1,347,027)
Accrued expenses and other current liabilities – related parties	(2,000,674)	(1,631,439)
Contract liabilities	2,936	(3,637,081)
Contract liabilities – related parties	(2,000)	(1,150,948)
Operating lease payments	(315,079)	(322,802)
Net cash used in operating activities	(4,549,934)	(12,351,750)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(807,025)	(330,829)
Net cash used in investing activities	(807,025)	(330,829)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of convertible preferred stock, net of transaction costs	-	10,277,275
Repayments of debt	(144,814)	(127,107)
Repayments of finance lease liabilities	(63,651)	(57,775)
Distributions to members	-	(90,000)
Net cash (used in) provided by financing activities	(208,465)	10,002,393

NET CHANGE IN CASH AND CASH EQUIVALENTS	(5,565,424)	(2,680,186)
Cash and cash equivalents, beginning of period	5,364,115	8,022,306
Cash and cash equivalents, end of the period	$68,691	$5,342,120

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$49,672	$60,238
Cash paid for income taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES
Net loss attributable to redeemable non-controlling interest	$8,049,929	$12,139,938
OpCo class A preferred dividends	$828,203	$8,608,479
Subsequent measurement of redeemable non-controlling interest	$15,999,471	$(58,542,890)
Class A common stock issued upon vesting of restricted stock awards	$5	$-
Class A common stock issued in exchange for class V common stock	$875	$-
Fair value of class A common stock issued in exchange for OpCo class B units	$19,202,500	$-
Reverse recapitalization related deferred taxes and adjustments	$238,491	$-
Operating lease right-of-use asset and liability measurement	$68,760	$-
Deferred equity issuance costs	$-	$3,269,039
Issuance of class A common stock to vendors	$-	$891,035
Issuance of class A common stock to backstop investors	$-	$1,569,463

The accompanying notes are an integral part of these condensed consolidated financial statements.

Zeo Energy Corp.

Notes to the Condensed Consolidated Financial Statements

June 30, 2025

(UNAUDITED)

NOTE 1—BASIS OF PRESENTATION AND OTHER INFORMATION

The accompanying unaudited condensed consolidated financial statements of Zeo Energy Corp. (the “Company” or “Zeo”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q of Regulation S-X. They do not include all the information and footnotes required by GAAP for complete financial statements. The December 31, 2024 consolidated balance sheet data was derived from audited financial statements but do not include all disclosures required by GAAP. The interim unaudited condensed consolidated financial statements should be read in conjunction with those consolidated financial statements included in the Form 10-K, as filed with the Securities and Exchange Commission on May 28, 2025. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial statements, consisting solely of normal recurring adjustments, have been made. Operating results for the six months ended June 30, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025.

Reclassifications

Certain prior period amounts have been reclassified and separately presented in the condensed consolidated financial statements and accompanying notes to conform to the current period financial statement presentation.

Recently Adopted Accounting Pronouncements

In August 2023, the FASB issued ASU 2023-05, “Business Combinations—Joint Venture Formations (Subtopic 805-60): Recognition and Initial Measurement,” which requires a newly-formed joint venture to apply a new basis of accounting to its contributed net assets, resulting in the joint venture initially measuring its contributed net assets at fair value on the formation date. ASU 2023-05 is effective for all joint venture formations with a formation date on or after January 1, 2025, with early adoption permitted. These amendments are to be applied prospectively, with retrospective application permitted for joint ventures formed before the effective date. The adoption of ASU 2023-05 did not have a material impact on the Company’s condensed consolidated financial statements.

Recently Issued Accounting Pronouncements Not Yet Adopted

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures,” which enhances the transparency and decision usefulness of income tax disclosures by requiring; (1) consistent categories and greater disaggregation of information in the rate reconciliation and (2) income taxes paid disaggregated by jurisdiction. It also includes certain other amendments to improve the effectiveness of income tax disclosures. ASU 2023-09 is effective for fiscal years beginning after December 15, 2025, with early adoption permitted. These amendments are to be applied prospectively, with retrospective application permitted. The Company is currently evaluating the impact this standard will have on its condensed consolidated financial statements.

In November 2024, the FASB issued ASU 2024-03, “Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses,” which requires the disaggregated disclosure of specific expense categories, including purchases of inventory, employee compensation, depreciation, and amortization included in each relevant expense caption presented on the statement of operations. The standard also requires disclosure of qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively, as well as the total amount of selling expenses and an entity’s definition of selling expenses. ASU 2024-03 is effective for annual periods beginning after December 15, 2026, and interim periods beginning after December 15, 2027. The Company is currently evaluating the impact this standard will have on its condensed consolidated financial statements.

The Company currently believes there are no other issued and not yet effective accounting standards that are materially relevant to its condensed consolidated financial statements.

NOTE 2—DISAGGREGATION OF REVENUES AND SEGMENT REPORTING

The Company’s revenues are disaggregated based on revenue type, including (i) solar system installations, and (ii) roofing installations.

The Company’s net revenues for the three and six months ended June 30, 2025 and 2024 are disaggregated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Solar system installations, net	$18,514,216	$14,058,201	$26,064,556	$33,101,976
Roofing installations	412,286	738,071	821,069	1,676,357
Total net revenues	$18,101,930	$14,796,272	$26,885,625	$34,938,428

For the six months ended June 30, 2025 and 2024, the Company had two and one customers, respectively, who exceeded 10% of revenue recognized. Their revenue recognized was $10,655,287 and $7,967,595 for the six months ended June 30, 2025 and $12,022,740 for the six months ended June 30, 2024, respectively.

Segment information for the three and six months ended June 30, 2025 and 2024 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Total revenues	$18,101,930	$14,796,272	$26,885,625	$34,938,428
Less: cost of goods sold (exclusive of depreciation and amortization shown below):
Direct labor	1,754,911	1,990,155	3,474,373	4,878,470
Materials	4,223,111	3,802,560	6,447,673	13,225,146
Other	1,306,465	1,267,124	2,152,120	2,914,188
Cost of goods sold (exclusive of depreciation and amortization):	7,284,487	7,059,839	12,074,166	21,017,805
Less: depreciation and amortization related to cost of goods sold	213,764	162,543	433,022	330,946
Total gross profit	$10,603,679	$7,573,890	$14,378,437	$13,589,677

Depreciation and amortization	3,175,452	291,126	8,076,181	582,252
Commissions expense	4,905,556	4,117,399	6,769,668	7,769,990
Sales and marketing (exclusive of commissions expense above)	723,484	304,664	996,464	3,205,860
General and administrative	4,792,749	5,523,571	15,260,342	8,742,993
Other income, net	53,328	50,821	135,691	50,821
Gain (loss) on change in fair value of warrant liabilities	29,989	(49,808)	(288)	(85,030)
Interest expense	(96,269)	828,000	567,180	690,000
Total net loss before income taxes	(2,866,458)	(1,833,857)	(15,662,321)	(6,055,627)
Income tax provision	186,994	76,538	(336,506)	191,206
Net loss	$(2,679,464)	$(1,757,319)	$(15,998,827)	$(5,864,421)

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

NOTE 3—PROPERTY AND EQUIPMENT

Property and equipment as of June 30, 2025 and December 31, 2024 consisted of the following:

	June 30,	December 31,
	2025	2024
Internally-developed software	$1,795,250	$988,225
Office furniture and equipment	384,368	384,368
Transportation equipment	2,477,034	2,477,034
Leasehold improvements	10,000	10,000
Total property and equipment	4,666,652	3,859,627
Less: accumulated depreciation	(1,816,686)	(1,383,664)
Total property and equipment, net	$2,849,966	$2,475,963

Depreciation expense for the three months ended June 30, 2025 and 2024 was $213,764 and $162,542, respectively. Depreciation expense for the six months ended June 30, 2025 and 2024 was $433,022 and $330,946, respectively.

NOTE 4—INTANGIBLE ASSETS

Intangible assets as of June 30, 2025 and December 31, 2024 consisted of the following:

	June 30,	December 31,
	2025	2024
Trade names	$3,084,100	$3,084,100
Customer lists	496,800	496,800
Non-compete	224,000	224,000
Order backlog	10,808,821	10,808,821
Total intangible assets	14,613,721	14,613,721
Less: accumulated amortization	(14,613,721)	(7,042,565)
Total intangible assets, net	$-	$7,571,156

Amortization expense for the three months ended June 30, 2025 and 2024 was $2,938,804 and $257,009, respectively. Amortization expense for the six months ended June 30, 2025 and 2024 was $7,571,156 and $514,017, respectively.

NOTE 5—ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities as of June 30, 2025 and December 31, 2024 consisted of the following:

	June 30, 2025	December 31, 2024
Accrued payroll liabilities	$307,489	$421,825
Accrued commissions	474,711	290,969
Accrued interest	3,378	84,425
Accrued transaction costs	2,519,039	3,208,288
Accrued taxes	345,406	-
Accrued professional fees	280,000	383,114
Other accrued liabilities	186,159	792,466
Total accrued expenses and other current liabilities	$4,116,182	$5,181,087

Accrued expenses and other current liabilities – related parties as of June 30, 2025 and December 31, 2024 consisted of the following:

	June 30, 2025	December 31, 2024
Accrued dealer fees	$1,358,427	$3,359,101
Total accrued expenses and other current liabilities – related parties	$1,358,427	$3,359,101

NOTE 6—LEASES

Operating Leases

In June 2025, the Company entered into a lease agreement for office space located in Richmond, Virginia. The lease commenced on June 1, 2025 and is for a term of three years. Under the terms of the lease, the Company. will lease the premises at the monthly rate of $1,995 for the first year, with scheduled annual increases. The lease agreement contains customary events of default, representations, warranties, and covenants. The measurement of the right-of-use asset and liability associated with this operating lease was $68,760.

The following was included in the condensed consolidated balance sheets at June 30, 2025 and December 31, 2024:

	June 30, 2025	December 31, 2024
Operating lease right-of-use assets	$1,018,136	$1,268,139

Operating lease liabilities, current portion	567,625	583,429
Operating lease liabilities, long-term	568,870	799,385
Total operating lease liabilities	$1,136,495	$1,382,814

Weighted-average remaining lease term (years)	2.11	2.39
Weighted-average discount rate	5.04%	4.97%

The Company records operating lease costs in general and administrative expenses in the condensed consolidated statements of operations. Operating lease costs for the three months ended June 30, 2025 and 2024 was $152,401 and $163,965, respectively. Operating lease costs for the six months ended June 30, 2025 and 2024 was $348,975 and $327,930, respectively.

As of June 30, 2025, maturities of operating lease liabilities were as follows:

Year Ending December 31,	Amount
2025 (remaining)	$304,900
2026	596,457
2027	225,151
2028	69,147
Total	1,195,655
Less: imputed interest	(59,160)
Total operating lease liabilities	$1,136,495

Finance Leases

As of June 30, 2025, maturities of finance lease liabilities were as follows:

Year Ending December 31,	Amount
2025 (remaining)	$85,738
2026	171,476
2027	171,476
2028	47,607
Total	476,297
Less: current portion	(60,677)
Total finance lease liabilities	$415,620

As of June 30, 2025, the weighted-average remaining lease term for all finance leases is 2.78 years and the weighted average discount rate is 9.76%.

NOTE 7—DEBT

Vehicle Loans

The Company has financing arrangements for many of the vehicles in its fleet. The financing includes direct loans for each vehicle being financed. Payments of debt obligations are based on equal monthly payments for 60 months and include interest rates ranging from 4.94% to 11.09%. As of June 30, 2025, the weighted-average interest rate on the Company’s vehicle loan obligations was 7.63%. The combined amounts of these financial obligations are included in the condensed consolidated balance sheets as current portion of long-term debt and long-term debt. The Company does not have debt covenants associated with these arrangements.

As of June 30, 2025, estimated future minimum principal payments of vehicle loans were as follows:

Year Ending December 31,	Amount
2025 (remaining)	$149,992
2026	299,253
2027	136,062
2028	57,538
Total	642,845
Less: current portion	(305,362)
Total long-term debt	$337,483

Convertible Note Payable

On December 24, 2024, the Company, issued a Promissory Note (the “Promissory Note”) to LHX Intermediate LLC (“LHX”), pursuant to which the Company could borrow up to an aggregate principal amount of $4,000,000 (the “Loan”). Subject to the terms and conditions set forth in the Promissory Note, the Loan shall be provided to the Company in three tranches: (i) $2,500,000 upon execution of the Promissory Note (the “Initial Advance”), (ii) $750,000 if the Company achieves the Tranche 2 Milestone within 60 days from the Initial Advance (the “Tranche 2 Advance”) and (iii) $750,000 if the Company achieves the Tranche 3 Milestone within 60 days from the Tranche 2 Advance. “Tranche 2 Milestone” means the submission by the Company to the applicable regulatory bodies at least 340 permits to install solar energy systems sold through the Company’s year-round sales program. “Tranche 3 Milestone” means the completion by the Company of the installation of at least 296 solar energy systems sold through the Company’s year-round sales program.” LHX may also waive any milestone described above and advance the applicable amounts to the Company. As of June 30, 2025, $2.5 million has been advanced and the balance of $2.5 million, net of debt discount is included in Convertible Promissory Note on the accompanying condensed consolidated balance sheet. On April 15, 2025, the Promissory Note was amended with the result that the Tranche 2 Advance would be delivered if a Tranche 2 Milestone is met within 120 days of the Initial Advance, and the Tranche 3 Advance would be delivered if a Tranche 3 Milestone is met within 120 days of the Tranche 2 Advance.

No interest shall be charged or accrue on the balance outstanding on the loan. The Loan will be repaid in full (the “Repayment”) by issuing to LHX or its designee of a number of the Company’s shares of Class A common stock (“Class A Common Stock”) equal to the quotient of (i) the outstanding and unpaid amount of the Loan, divided by (ii) $1.35 (the “Share Issuance”). The Repayment shall take place immediately following the later of: (x) the day falling on the first anniversary of the Issue Date (or the immediately previous business day) and (y) the date on which the stockholders of the Company approve the Share Issuance. Due to this provision, the Company considered whether the embedded conversion option qualifies for derivative accounting under ASC Topic 815-15 “Derivatives and Hedging.” As the note is not convertible until maturity, no derivative liability was recognized as of June 30, 2025. Based on the Company’s stock price on the date the note was entered into, the computed effective interest rate on the loan was 58.5%. Based on the Company’s stock price at June 30, 2025, the computed effective interest rate on the loan was 114.8%.

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

NOTE 8—FAIR VALUE MEASUREMENTS

Recurring Fair Value Measurements

The fair value of financial instruments measured on a recurring basis as of June 30, 2025 consisted of the following:

	Fair Value Measurements as of June 30, 2025
Description	Level 1	Level 2	Level 3	Total
Warrant liabilities	$881,820	$-	$-	$881,820

The following table provides a roll-forward of changes for financial instruments measured at fair value on a recurring basis for the six months ended June 30, 2025:

Amount
Warrant Liabilities
Balance as of December 31, 2024	$1,449,000
Gain on change in fair value of warrant liabilities	(567,180)
Extinguishment of warrant liabilities upon settlement	-
Balance as of June 30, 2025	$881,820

NOTE 9—REDEEMABLE NON-CONTROLLING INTERESTS AND EQUITY

The table below reflects share information about the Company’s capital stock as of June 30, 2025:

	Par Value	Authorized	Issued	Treasury Stock	Outstanding
Class A common stock	$0.0001	300,000,000	22,096,464	-	22,096,464
Class V common stock	$0.0001	100,000,000	26,480,000	-	26,480,000
Class A convertible preferred units	$0.0001	1,500,000	1,500,000	-	1,500,000
Total shares		401,500,000	50,076,464	-	50,076,464

Class A Common Stock

During the six months ended June 30, 2025, 8,750,000 class A common shares were issued in exchange for OpCo class B units and corresponding class V common shares.

During the six months ended June 30, 2025, 50,000 class A common shares were issued upon vesting of restricted stock awards from the March 2024 grant (see Note 10 for further details).

On March 31, 2025, an aggregate of 43,500 class A common shares were issued to employees for services valued at $63,509.

Redeemable Non-Controlling Interests

During the six months ended June 30, 2025, 8,750,000 units were converted to class A common stock. As a result, as of June 30, 2025, 24,980,000 units are outstanding. The prior investors’ interests in OpCo represent a redeemable noncontrolling interest. At its discretion, the members have the right to exchange their common units in OpCo (along with the cancellation of the paired shares of Zeo Energy Corp. or the class V common stock) for either shares of class A common stock on a one-to-one basis or cash proceeds of equal value at the time of redemption. Any redemption of OpCo common units in cash must be funded through a private or public offering of class A common stock and is subject to the Company’s Board’s approval. As of June 30, 2025, the prior investors of OpCo hold the majority of the voting rights on the Board.

During the six months ended June 30, 2025, there was 8,750,000 exchanges of Opco units for class A common stock of Zeo. Payments under the Tax Receivable Agreement (the “TRA”) are not considered probable as of June 30, 2025. Future exchanges will result in incremental tax attributes and potential cash tax savings for Zeo. The associated liability for the TRA will be recorded as a decrease to additional paid-in capital in the condensed consolidated statement of changes in stockholders’ deficit. As of June 30, 2025, the total unrecorded TRA liability is approximately $18.9 million, of which $3.6 million related to actual exchanges and $15.2 million related to hypothetical sale. In accordance with ASC Topic 450, “Contingencies,” any changes to an existing TRA liability, including changes to the fair value measurement or to re-establish a TRA liability related to prior year exchanges, will be recorded as tax receivable agreement in other income (expense), net in the condensed consolidated statement of operations. Similarly, if utilization of the deferred tax assets subject to the TRA becomes more likely than not in the future, the Company will record a liability related to the TRA which will be recorded in the condensed consolidated statement of operations.

As of June 30, 2025, the prior investors of Sunergy own 53.1% of the common units of the Company. The OpCo A&R LLC Agreement provides among other things, a holder of corresponding economic, non-voting class B units of OpCo (the “Exchangeable OpCo Units”) has the right to cause OpCo to redeem one or more of such Exchangeable OpCo Units, together with the cancellation of an equal number of shares of such holder’s Zeo class V common stock, for shares of Zeo class A common stock on a one-for-one basis, or, at the election of Zeo (as manager of OpCo), cash, in each case, subject to certain restrictions set forth in the OpCo A&R LLC Agreement and the Charter. The OpCo A&R LLC Agreement also provides for mandatory OpCo Unit Redemptions in certain limited circumstances, including in connection with certain changes of control. Subject to certain conditions, the class A convertible OpCo preferred units are redeemable by Zeo and following the first anniversary of the Closing may be converted by the Sponsor into Exchangeable OpCo Units (and then would be immediately exchanged on a one-for-one basis, together with an equal number of accompanying shares of Zeo class V common stock, for shares Zeo class A common stock). The convertible OpCo preferred units have accruing distributions of 10% per annum and the Sponsor as holder thereof has certain consent rights over the taking of certain actions of OpCo and its subsidiaries. During the three and six months ended June 30, 2025, the Company recognized $422,966 and $828,203, respectively, in OpCo class A preferred dividends.

The financial results of OpCo, LLC are consolidated with the Company with the redeemable non-controlling interests’ share of the Company’s net loss separately allocated.

NOTE 10—STOCK-BASED COMPENSATION

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

During the three and six months ended June 30, 2025, the Company recognized $565,998 and $1,284,672, respectively, in equity compensation expense related to these awards. As of June 30, 2025, the remaining unrecognized compensation expense was $774,616 under the Incentive Plan and is expected to be recognized over the remaining 1.6-year vesting period.

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

During the three and six months ended June 30, 2025, the Company recognized $403,421 and $592,920, respectively, in equity compensation expense related to these awards. As of June 30, 2025, the remaining unrecognized compensation expense was $1,951,380 and is expected to be recognized over the remaining 2.6-year vesting period.

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

Although Sun Managers is the legal issuer of the awards, all compensatory payments made by Sun Managers to individuals providing services to or for the benefit of the Company or its subsidiaries (including equity interests in Sun Managers) are treated as compensation paid by the Company under ASC Topic 718, “Compensation – Stock Compensation.” In accordance with the OpCo A&R LLCA, the Company allocates 100% of all related expense and deduction items to Sun Managers. These compensatory payments are accounted for as capital contributions from Sun Managers to the Company, with no new equity units issued in return.

On March 31, 2025, Sun Managers LLC granted an aggregate of 525,000 restricted shares of Zeo Class A Common Stock under the Management Incentive Plan to four employees/consultants. The restricted shares vested immediately upon grant. During the three and six months ended June 30, 2025, the Company recognized $0 and $792,750, respectively, in equity compensation expense related to these awards.

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

During the three and six months ended June 30, 2025, the Company recognized $108,784 and $545,107, respectively, in equity compensation expense related to these awards. As of June 30, 2025, the remaining unrecognized compensation expense of $327,539 and is expected to be recognized over the remaining 0.75-year vesting period.

NOTE 11—RELATED PARTY TRANSACTIONS

Some of the Company’s customers financed their obligations with a related party, Solar Leasing, whose CEO is also the CEO of the Company. These arrangements are similar to those with other third-party lenders. As such, Solar Leasing deducts their financing fees and remits the net amount to the Company. For the three months ended June 30, 2025 and 2024, the Company recognized $8,125,483 and $6,997,626 of revenue, net of financing fees of $4,120,620 and $2,813,564, respectively, from these arrangements. For the six months ended June 30, 2025 and 2024, the Company recognized $10,692,787 and $15,810,395 of revenue, net of financing fees of $5,095,453 and $6,669,783, respectively, from these arrangements. As of June 30, 2025, the Company had $58,150 of accounts receivable, $2,705,295 of contract assets, and $1,358,427 of accrued expenses and other current liabilities due to related parties relating to these arrangements.

During the year ended December 31, 2024, Solar Leasing performed a fair-market-value assessment of its lease assets. As a result, Solar Leasing paid a discretionary rebate to the Company of $3,000,000 based on the excess of fair-market-value over the carrying value of its assets, primarily to optimize certain tax positions for its owners. The Company agreed to transfer the received rebate to White Horse Energy, LC (“White Horse Energy”), an entity wholly owned by the Company’s CEO, in the form of convertible debt. Additionally, the Company guarantees the outstanding indebtedness of Solar Leasing (approximately $10 million) which results in the Company having a variable interest in Solar Leasing. The Company determined it was not the primary beneficiary as defined under ASC Topic 810, “Consolidation.” Although the Company’s CEO, wholly owns White Horse Energy, the Company does not have any control over White Horse Energy or Solar Leasing, nor any obligation to absorb losses from Solar leasing. Based on the Company’s reassessment, the flow of funds resulting from the discretionary rebate does not transfer control or economic exposure to the Company in a manner that would require consolidation. White Horse Energy remains the primary beneficiary, and no changes to the Company’s financial statement presentation are required. For the three and six months ended June 30, 2025, the Company recorded interest income of $38,130 and $75,786, respectively, included in other income, net in the accompanying condensed consolidated statements of operations. As of June 30, 2025, the principal balance of $3,000,000 is included in related party note receivable and the accrued interest balance of $75,786 is included in other assets – related parties in the accompanying condensed consolidated balance sheet.

In conjunction with the consummation of the ESGEN Business Combination on March 13, 2014, Zeo entered into a TRA with Opco and certain Opco members (the “TRA Holders”). Pursuant to the TRA, Zeo Energy Corp. is required to pay the TRA Holders 85% of the net cash savings, if any, in U.S. federal, state and local income and franchise tax (computed using simplifying assumptions to address the impact of state and local taxes) that the Company actually realizes (or is deemed to realize in certain circumstances) in periods after the ESGEN Business Combination. As of June 30, 2025, the total unrecorded TRA liability is approximately $18.9 million. If utilization of the deferred tax assets subject to the TRA becomes more likely than not in the future, the Company will record a liability related to the TRA which will be recognized as expense within its condensed consolidated statements of operations.

NOTE 12—NET LOSS PER SHARE

Basic loss per share is calculated by dividing the net loss by the weighted-average number of class A common shares outstanding during each period. Diluted loss per share is calculated by adjusting the weighted-average number of class A common shares outstanding for the dilutive effect, if any, of common share equivalents. Common share equivalents whose effect would be antidilutive are not included in diluted loss per share. The Company uses the treasury stock method to determine the dilutive effect, which assumes that all class A common share equivalents have been exercised at the beginning of the period and that the funds obtained from those exercises were used to repurchase class A common shares at the average closing market price during the period. As of June 30, 2025 and 2024, there were 43,221,852 and 49,180,000, respectively, potential common share equivalents from convertible OpCo class A preferred units, exchangeable OpCo class B units, convertible notes, warrants, and restricted stock awards excluded from the diluted loss per share calculations as their effect is anti-dilutive.

The following table presents the computation of the basic and diluted income per share of class A common stock for the three months and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Numerator
Net loss attributable to class A common stockholders	$(2,415,836)	$(277,790)	$(8,777,101)	$(1,809,281)
Denominator
Weighted-average class A common shares outstanding – basic and diluted	22,096,464	5,026,964	19,983,013	3,010,654
Loss per class A common share – basic and diluted	$(0.11)	$(0.06)	$(0.44)	$(0.60)

NOTE 13—INCOME TAXES

The Company has calculated the provision for income taxes during the interim reporting period by applying an estimate of the Annual Effective Tax Rate (AETR) for the full fiscal year to “ordinary” income or loss (pretax income or loss excluding unusual or infrequently occurring discrete items) for the reporting period. Our effective tax rate (ETR) from continuing operations was 8.5% benefit on loss for the three months ended June 30, 2025, and 3.8% percent benefit on loss for the three months ended June 30, 2024 and 2.2% expense on loss and 3.1% benefit on loss for the six months ended June 30, 2025 and June 30, 2024, respectively. The ETR for the three and six months ended June 30, 2025 differs from statutory rates primarily due to the non-controlling interest portion of ESGEN Opco, LLC, which is a partnership for federal tax purposes and a change in valuation allowance. Additionally, the Company determined that the deferred tax assets are not more likely than not to be realized based on all available evidence as of the current quarter and recorded a valuation allowance on deferred tax assets. The ETR for the three and six months ended June 30, 2024 differs from statutory rates primarily due to the non-controlling interest portion of ESGEN Opco, LLC, which is a partnership for federal tax purposes.

The components of the deferred income tax assets and liabilities were as follows:

	June 30, 2025	December 31, 2024
Other Asset assets:
Deferred tax assets	$4,698,955	$661,904
Valuation allowance	(4,698,955)	-
Net deferred tax asset	$-	$661,904
Deferred tax liabilities	-	(423,413)
Net deferred tax assets and liabilities	$-	$238,491

NOTE 14—SUBSEQUENT EVENTS

On July 1, 2025, the Company converted approximately $2.55 million of outstanding accounts payable with a vendor into a note payable with the same vendor. The note bears interest at an annual rate of 18% (1.5% monthly) and provides for scheduled principal payments beginning in July 2025, with maturity on August 22, 2024. The transaction reduced the Company’s accounts payable and established a formal financing arrangement under the stated terms.

On July 4, 2025, the One Big Beautiful Bill Act of 2025 (“OBBBA”), which includes a broad range of tax reform provisions, was signed into law in the United States and we continue to assess its impact. We currently do not expect the OBBBA to have a material impact on our estimated annual effective tax rate in 2025.

On May 28, 2025, the Company entered into an Agreement and Plan of Merger and Reorganization (the “Merger Agreement”) by and among Heliogen, Inc., a Delaware corporation (“Heliogen”), Zeo Energy, Hyperion Merger Corp., a Delaware corporation and a direct, wholly-owned subsidiary of the Company (“Merger Sub I”) and Hyperion Acquisition LLC, a Delaware limited liability company and a direct, wholly-owned subsidiary of the Company (“Merger Sub II” and, together with Merger Sub I, the “Merger Subs”). On August 8, 2025, Merger Sub I merged with and into Heliogen (the “First Merger”), with Heliogen surviving the First Merger (Heliogen, as the surviving entity of the First Merger, the “First Surviving Corporation”) with the First Surviving Corporation becoming a direct, wholly owned subsidiary of the Company, and immediately following the First Merger, the First Surviving Corporation merged with and into Merger Sub II, with Merger Sub II surviving the Second Merger and becoming a direct, wholly owned subsidiary of the Company.

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

Overview

Our company and personnel are passionate about delivering cost savings and increased independence and reliability to energy consumers. Our mission is to expedite the country’s transition to renewable energy by offering our customers an affordable and sustainable means of achieving energy independence. We are a vertically integrated company offering energy solutions and services that include sale, design, procurement, installation, and maintenance of residential solar energy systems. Many of our solar energy system customers also purchase other energy efficient-related equipment or services or roofing services from us. The majority of our customers are located in Florida, Texas, Arkansas, Missouri, Ohio, and Illinois, and we have an expanding base of customers in California, Colorado, Minnesota, Utah, and Virginia. Sunergy was created on October 1, 2021 through the Contribution of Sun First Energy, LLC, a rapidly growing solar sales management company, and Sunergy Solar, LLC, a large solar installation company based in Florida, to Sunergy Renewables, LLC.

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

We have focused to date on a simple, capital light business strategy utilizing, as of June 30, 2025, approximately 280 sales agents and approximately 12 independent sales dealers to produce our sales pipeline. We engineer and design projects and process building permit applications on behalf of our customers to timely install their systems and assist their connections to the local utility power grid. Most of the equipment we install is drop-shipped to the installation site by our regional distributors, requiring minimal inventory to be held by the Company during any given period. We depend on our distributors to timely handle logistics and related requirements in moving equipment to the installation sites. In addition to our main offering of residential solar energy systems, we sell and install products such as roofing, insulation, energy efficient appliances and battery storage systems for the residential market.

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

Recent Developments

On July 1, 2025, the Company converted approximately $2.55 million of outstanding accounts payable with a vendor into a note payable with the same vendor. The note bears interest at an annual rate of 18% (1.5% monthly) and provides for scheduled principal payments beginning in July 2025, with maturity on August 22, 2024. The transaction reduced the Company’s accounts payable and established a formal financing arrangement under the stated terms.

Heliogen Acquisition

On May 28, 2025, the Company entered into an Agreement and Plan of Merger and Reorganization (the “Merger Agreement”) by and among Heliogen, Inc., a Delaware corporation (“Heliogen”), Zeo Energy, Hyperion Merger Corp., a Delaware corporation and a direct, wholly-owned subsidiary of Zeo Energy (“Merger Sub I”) and Hyperion Acquisition LLC, a Delaware limited liability company and a direct, wholly-owned subsidiary of Zeo Energy (“Merger Sub II” and, together with Merger Sub I, the “Merger Subs”). On August 8, 2025, Merger Sub I merged with and into Heliogen (the “First Merger”), with Heliogen surviving the First Merger (Heliogen, as the surviving entity of the First Merger, the “First Surviving Corporation”) with the First Surviving Corporation becoming a direct, wholly owned subsidiary of Zeo Energy, and immediately following the First Merger, the First Surviving Corporation merged with and into Merger Sub II (the “Second Merger” and, together with the First Merger, the “Mergers”), with Merger Sub II surviving the Second Merger and becoming a direct, wholly owned subsidiary of Zeo Energy.

Consideration to Heliogen Stockholders. Pursuant to the Merger Agreement, at the effective time of the First Merger (the “Effective Time”) on August 8, 2025, each share of common stock of Heliogen (the “Heliogen Common Stock”) (other than Heliogen Common Stock held by Zeo Energy, Heliogen or their respective subsidiaries immediately prior to the Effective Time) was canceled and was automatically converted into the right to receive (i) a number of shares of Class A Common Stock equal to the Exchange Ratio (as defined below), without interest (the “Share Merger Consideration”), and (ii) if applicable, an amount in cash, rounded to the nearest cent, in lieu of any fractional share interest in Class A Common Stock to which such holder otherwise would have been entitled (together with the Share Merger Consideration, the “Merger Consideration”), subject to any required tax withholding.

Pursuant to the Merger Agreement, the Exchange Ratio is 0.9591 shares of Class A Common Stock for each share of Heliogen Common Stock (the “Exchange Ratio”). The Mergers, taken together, constitute a single integrated transaction that qualifies as a reorganization for U.S. federal income tax purposes.

The shares of Class A Common Stock issued in connection with the Mergers are listed on the Nasdaq Stock Market LLC. The issuance of shares of Class A Common Stock in connection with the Mergers was registered under the Securities Act, pursuant to (i) Zeo Energy’s registration statement on Form S-4 (File No. 333-288489) filed with the U.S. Securities and Exchange Commission (the “SEC”) on July 2, 2025 and declared effective on July 11, 2025 (the “Registration Statement”). The Registration Statement contains additional information about the Mergers, including information concerning the interests of directors, executive officers and affiliates of Heliogen and Zeo Energy in the Mergers.

Treatment of Heliogen RSUs

Pursuant to the Merger Agreement, at the Effective Time, each restricted stock unit (“RSU”) relating to shares of Heliogen Common Stock (whether vested or unvested) was automatically accelerated and fully vested and cancelled and each holder thereof became entitled to receive the Merger Consideration in respect of each share of Heliogen Common Stock covered by such RSU, without interest and subject to any required tax withholding.

Treatment of Heliogen Options

Pursuant to the Merger Agreement, each outstanding option to purchase Heliogen Common Stock (the “Heliogen Options”) automatically accelerated such that all Heliogen Options were fully vested as of immediately prior to the Effective Time. All Heliogen Options had an exercise price per share equal to or greater than the Per Share Purchase Price and therefore were cancelled without payment of consideration. There were no Heliogen Options “in the money.”

Treatment of Heliogen Warrants

As of immediately prior to the Effective Time, Heliogen had outstanding certain “Commercial Warrants” and “SPAC Warrants”. Commercial Warrants refer to the warrants to purchase shares of Heliogen Common Stock with an exercise price of $0.35 per share of Heliogen Common Stock. SPAC Warrants refer to certain redeemable warrants exercisable to purchase one share of Heliogen Common Stock at an exercise price of $402.50 per share.

Immediately prior to the Effective Time, each outstanding Commercial Warrant was accelerated to be fully vested in accordance with its terms. At the Effective Time, to the extent such Commercial Warrant was unexercised as of the Effective Time, each outstanding Commercial Warrant was automatically cancelled without any payment of consideration (including Merger Consideration) therefore, and each outstanding and unexercised SPAC Warrant automatically ceased to represent a SPAC Warrant and became a right to purchase and receive, in lieu of shares of Heliogen Common Stock, the portion of the Merger Consideration that such holder would have received if such holder had exercised such SPAC Warrant immediately prior to the Effective Time, subject to the terms and conditions of that certain warrant agreement.

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

The following table sets forth these metrics for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue, net	$18,101,930	$14,796,272	$26,885,625	$34,938,428
Gross profit	10,603,679	7,573,890	14,378,437	13,589,677
Gross margin	58.6%	51.2%	53.5%	38.9%
Contribution profit	2,741,929	3,165,365	(34,390)	5,237,435
Contribution margin	15.1%	21.4%	(0.1)%	15.0%
Loss from operations	(2,853,506)	(2,662,870)	(16,364,904)	(6,711,418)
Net loss	(2,679,464)	(1,757,319)	(15,998,827)	(5,864,421)
Adjusted EBITDA	1,400,148	775,737	(4,953,383)	(199,531)
Adjusted EBITDA margin	7.7%	5.2%	(18.4)%	(0.6)%

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

Expansion of Residential Sales into New Markets. Our future revenue growth is, in part, dependent on our ability to expand our product offerings and services in the select residential markets where we operate in Florida, Texas, Arkansas, Missouri, Illinois, Virginia and Ohio. We primarily generate revenue from our sales, product offerings and services in the residential housing market. To continue our growth, we intend to expand our presence in the residential market into additional states based on markets underserved by national sales and installation providers that also have favorable incentives and net metering policies. We believe that our entry into new markets will continue to facilitate revenue growth and customer diversification.

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

Adding New Customers and Expansion of Sales with Existing Customers. We intend to increase our in-house sales force and external sales dealers in order to target new customers in the Southern U.S. regional residential markets. We provide competitive compensation packages to our in-house sales teams and external sales dealers, which incentivizes the acquisition of new customers.

Inflation. We are seeing an increase in the costs of labor and components as the result of higher inflation rates. In particular, we are experiencing an increase in raw material costs and supply chain constraints, and trade tariffs imposed on certain products from China. We also see an increase in materials used to achieve the required minimum domestic content to maximize incentive tax credits. These increases in material and labor costs may continue to put pressure on our operating margins. We do not have information that allows us to quantify the specific amount of cost increases attributable to inflationary pressures.

Interest rates. Interest rates increased sharply in 2022 but have been relatively stable since. The majority of homeowners have opted to enter into a lease contract with a third-party operator as means of financing the installation of a solar system. The lease contract provides a lower monthly cost to the homeowner than a conventional loan product in a higher interest rate environment. We do not have information that allows us to quantify the adverse effects attributable to increased interest rates.

Managing our Supply Chain. We rely on contract manufacturers and suppliers to produce our components. Our suppliers are generally meeting our materials needs. Our ability to grow depends, in part, on the ability of our contract manufacturers and suppliers to provide high quality services and deliver components and finished products on time and at reasonable costs. In the event we are unable to mitigate the impact of delays and/or price increases in raw materials, electronic components and freight, it could delay the installation of our systems, which would adversely impact our cash flows and results of operations, including revenue and contribution margin.

Components of Condensed Consolidated Statements of Operations

Revenue, net

Our primary source of revenue is the sale of our residential solar systems. Our systems are fully functional at the time of installation and require an inspection prior to interconnection to the utility power grid. We sell our systems primarily direct to end user customers for use in their residences. Upon installation inspection, we satisfy our performance obligation and recognize revenue. Most of the Company’s customers finance their obligations with third parties. Most finance arrangements are by way of a lease contract with a third-party operator. Some customers utilize debt financing. In these situations, the finance company deducts their financing fees and remits the net amount to the Company. Revenue is recorded net of these financing fees (and/or dealer fees).

The volume of sales and installations of rooftop solar systems, our primary product, increase from April to September when a majority of our sales teams are most active in our areas of service. In addition to sales of solar systems, “adders” or accessories to a sale may include roofing, energy efficient appliances, upgraded insulation and/or energy storage systems. All adders consisted of less than 10% of the total revenue, net in the six months ended June 30, 2025 and 2024.

Our revenue is affected by changes in the volume, system size and average selling prices of our solutions and related accessories, supply and demand, sales incentives and fluctuating interest rates that increase or decrease the monthly payments for customers purchasing systems through third party financing. Less than 5% of our sales were paid in cash by the customer in each of the six months ended June 30, 2025 and 2024. Our revenue growth is dependent on our ability to compete effectively in the marketplace by remaining cost competitive, developing and introducing new sales teams within existing and new territories, scaling our installation teams to keep up with demand and maintaining a strong internal operations team to process orders while working with building departments and utilities to permit and interconnect our customers to the utility grid.

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

General and administrative expenses consist primarily of personnel-related expenses for our non-direct labor operations, executive, finance, human resources, information technology, software, facilities costs and fees for professional services. Fees for professional services consist primarily of outside legal, accounting and information technology consulting costs.

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

Results of Operations

Three Months Ended June 30, 2025 Compared to Three Months Ended June 30, 2024

The following table sets forth a summary of our condensed consolidated statements of operations for the periods presented:

	Three Months ended June 30,		Change
	2025	2024	$	%
Revenue, net	$18,101,930	$14,796,272	$3,305,658	22.3%
Costs and expenses:
Cost of goods sold (exclusive of depreciation and amortization)	7,284,487	7,059,839	224,648	3.2%
Depreciation and amortization	3,175,452	453,669	2,721,783	599.9%
Sales and marketing	5,629,040	4,422,063	1,206,977	27.3%
General and administrative	4,866,457	5,523,571	(657,114)	(11.6)%
Total operating expenses	20,955,436	17,459,142	3,496,294	20.0%
Loss from operations	(2,853,506)	(2,662,870)	(190,636)	7.2%
Other income (expense), net:
Other income, net	53,328	50,821	2,507	4.9%
Interest expense	29,989	(49,808)	79,797	160.2%
Gain (loss) on change in fair value of warrant liabilities	(96,269)	828,000	(924,269)	(111.6)%
Total other income (expense), net	(12,957)	829,013	(841,965)	(101.6)%
Net loss before taxes	$(2,866,458)	$(1,833,857)	$(1,032,601)	(56.3)%

Revenue, net

Revenue, net increased by approximately $3.3 million. The primary reason for the increase is due to an increase in revenues with our related-party third-party operator.

Cost of Goods Sold

Cost of goods sold increased by $0.2 million. The increase was a result of the increase in revenues. As a percentage of revenue, cost of goods sold declined from 47.7% for the three months ended June 30, 2024 to 40.2% for the three months ended June 30, 2025. This decline was driven by an increase in the average selling price of our contracts to our customers compared to the prior year.

Depreciation and amortization

Depreciation and amortization increased by $2.7 million, from $0.5 million for the three months ended June 30, 2024 to $3.2 million for the three months ended June 30, 2025. The increase was primarily due to an increase in the amortization of the cost of acquired contracts from the Lumio Asset Purchase Agreement.

General and Administrative expenses

General and administrative expenses decreased by $0.7 million from $5.5 million for the three months ended June 30, 2024 to $4.8 million for the three months ended June 30, 2025. The decrease was primarily due to a $1.5 million decrease in stock compensation expenses and $0.6 million decrease in bade debt expense offset by a $0.9 million increase in payroll related expenses and $0.5m increase in expenses related to being a public company, software, and other miscellaneous expenses.

Sales and Marketing

Sales and marketing expenses increased by $1.2 million. The increase was a result of a efforts to expand our selling process to include year-round sales through digital lead generation.

Other income (expense), net

Other income (expense), net decreased from other income of $829,013 for the three months ended June 30, 2024 to other expense of $12,952 for the three months ended June 30, 2025. The decrease was primarily due to a gain on fair value of warrant liabilities in the prior period.

Six Months Ended June 30, 2025 Compared to Three Months Ended June 30, 2024

The following table sets forth a summary of our condensed consolidated statements of operations for the periods presented:

	Six Months ended June 30,		Change
	2025	2024	$	%
Revenue, net	$26,885,625	$34,938,428	$(8,052,803)	(23.0)%
Costs and expenses:
Cost of goods sold (exclusive of depreciation and amortization)	12,074,166	21,017,805	(8,943,639)	(42.2)%
Depreciation and amortization	8,076,181	913,198	7,162,983	784.4%
Sales and marketing	7,766,132	10,975,850	(3,209,718)	(29.2)%
General and administrative	15,334,050	8,742,993	6,591,057	75.4%
Total operating expenses	43,250,529	41,649,846	1,600,683	3.8%
Loss from operations	(16,364,904)	(6,711,418)	(9,653,486)	(143.8)%
Other income (expense), net:
Other income, net	135,691	50,821	84,870	167.0%
Interest expense	(288)	(85,030)	84,742	99.7%
Gain (loss) on change in fair value of warrant liabilities	567,180	690,000	(122,820)	(17.8)%
Total other income, net	702,583	655,791	46,792	7.1%
Net loss before taxes	$(15,662,321)	$(6,055,627)	$(9,606,694)	(158.6)%

Revenue, net

Revenue, net decreased by approximately $8.0 million. The primary reason for the decrease in revenue was a decrease in deferred revenue recognized in first quarter of 2025 compared to the first quarter of 2024. The first quarter of 2024 benefited from systems which were installed at the end of 2023 but for which revenue was not able to be recognized in 2024.

Cost of Goods Sold

Cost of goods sold decreased by $8.9 million. The decrease was a result of the decrease in revenue as noted above. As a percentage of revenue, cost of goods sold improved from 60.2% for the six months ended June 30, 2024 to 45.2% for the six months ended June 30, 2025. This improvement was driven primarily by the impact of the costs associated with the deferred revenue in 2023 being deferred to 2024. There were no similar costs in 2025.

Depreciation and amortization

Depreciation and amortization increased by $7.2 million, from $0.9 million for the six months ended June 30, 2024 to $8.1 million for the six months ended June 30, 2025. The increase was primarily due to an increase in the amortization of the cost of acquired contracts from the Lumio Asset Purchase Agreement.

General and Administrative expenses

General and administrative expenses increased by $6.6 million from $8.7 million for the six months ended June 30, 2024 to $15.3 million for the six months ended June 30, 2025. The increase was primarily due to an increase in payroll costs associated with additional staffing, including stock compensation and higher professional fees associated with being a public company. The Company also recorded an additional reserve for bad debt of $3.2 million related to finance partners who have filed for bankruptcy and have discontinued making payments.

Sales and Marketing

Sales and marketing expenses decreased by $3.2 million from $11.0 million for the six months ended June 30, 2024 to $7.8 million for the six months ended June 30, 2025. The decrease was primarily a result of a $2.5 million reduction in stock compensation expense and less commissions earned due to the decrease in revenue.

Other income, net

Other income, net increased by $46,792 from $655,791 for the six months ended June 30, 2024 to $702,583 for the six months ended June 30, 2025. The increase was primarily due to a decrease in the gain on fair value of warrant liabilities, a decrease in interest expense, and a decrease in the gain on the disposition of assets.

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

As of June 30, 2025 and December 31, 2024, our cash and cash equivalents balance were $68,691 and $5,634,115, respectively. The Company maintains its cash in checking and savings accounts.

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

We believe that the proceeds realized through the Heliogen business combination will be sufficient to meet our currently contemplated business needs for the next twelve months. If additional financing is required by us from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital on acceptable terms when needed, our business, results of operations and financial condition would be materially and adversely affected.

Cash Flows

The following table summarizes our cash flows for the periods presented:

	For the Six Months Ended June 30,
	2025	2024	Change
Net cash used in operating activities	$(4,549,934)	$(12,351,750)	$7,801,816
Net cash used in investing activities	(807,025)	(330,829)	(476,196)
Net cash (used in) provided by financing activities	(208,465)	10,002,393	(10,210,858)

Cash flows from operating activities

Net cash used in operating activities was approximately $4.5 million during the six months ended June 30, 2025 compared to a net cash used in operating activities of approximately $12.4 million during six months ended June 30, 2024. The $7.8 million decrease in cash used was primarily driven 1) a $10.2 million increase in cash flows associated with a) positive cash flows from accounts receivable ($5.8 million), prepaids and other current assets ($1.4 million), accounts payable ($4.7 million), and contract liabilities ($4.8 million) offset by b) negative cash flows from a change in contract assets ($6.5 million) and 2) a $2.3 million use of cash from net income resulting form a) increase in net loss ($10.3 million) and less stock compensation expense ($2.3 million) offset by b) increases in non-cash expenses for depreciation and amortization ($7.2 million) and the provision for credit losses ($3.0 million).

Cash flows from investing activities

Net cash used in investing activities was approximately $0.8 million for the six months ended June 30, 2025, relating to purchases of property and equipment. Net cash used in investing activities for the six months ended June 30, 2024 was approximately $0.3 million, relating to purchases of property and equipment.

Cash flows used in financing activities

Net cash used in financing activities was approximately $0.2 million for the six months ended June 30, 2025, primarily relating to the repayment of debt and finance leases. Net cash provided by financing activities for the six months ended June 30, 2024 was approximately $10.0 million for the six months ended June 30, 2024, primarily relating to cash acquired from the business combination of $10.4 million offset by repayments of debt and finance leases, and distributions of stockholders.

Current Indebtedness

The Company has utilized internally generated positive cashflow to grow the business. Other than approximately $2.5 million in trade-credit with solar equipment distributors, Sunergy has only approximately $0.6 million of debt on service trucks and vehicles valued at approximately $1.3 million, net of depreciation.

Non-GAAP Financial Measures

The non-GAAP financial measures in this Quarterly Report have not been calculated in accordance with GAAP and should be considered in addition to results prepared in accordance with GAAP and should not be considered as a substitute for, or superior to, GAAP results. In addition, Adjusted EBITDA and Adjusted EBITDA Margin should not be construed as indicators of our operating performance, liquidity or cash flows generated by operating, investing and financing activities, as there may be significant factors or trends that they fail to address. We caution investors that non-GAAP financial information, by its nature, departs from traditional accounting conventions. Therefore, its use can make it difficult to compare our current results with our results from other reporting periods and with the results of other companies.

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

The following table provides a reconciliation of gross profit to contribution profit for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Total revenues	$18,101,930	$14,796,272	$26,885,625	$34,938,428
Cost of goods sold (exclusive of depreciation and amortization):	7,284,487	7,059,839	12,074,166	21,017,805
Less: depreciation and amortization related to cost of goods sold	213,764	162,543	433,022	330,946
Total gross profit	$10,603,679	$7,573,890	$14,378,437	$13,589,677

Adjustments:
Depreciation and amortization	2,956,194	291,126	7,643,159	582,252
Commissions expense	4,905,556	4,117,399	6,769,668	7,769,990
Total Contribution profit	$2,741,929	$3,165,365	$(34,390)	$5,237,435

Gross margin	58.6%	51.2%	53.5%	38.9%
Contribution margin	15.1%	21.4%	(0.1)%	15.0%

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Total net loss	$(2,679,464)	$(1,757,319)	$(15,998,827)	$(5,864,421)
Adjustments:
Other income, net	(53,328)	(50,821)	(135,691)	(50,821)
Interest expense	(29,989)	49,808	288	85,030
Change in fair value of warrant liabilities	96,269	(828,000)	(567,180)	(690,000)
Income tax provision	(186,994)	(76,538)	336,506	(191,206)
Stock-based compensation	1,078,202	2,984,938	3,335,340	5,598,689
Depreciation and amortization	3,175,452	453,669	8,076,181	913,198
Adjusted EBITDA	$1,400,148	$775,737	$(4,953,383)	$(199,531)

Net loss margin	(14.8)%	(11.9)%	(59.5)%	(16.8)%
Adjusted EBITDA margin	7.7%	5.2%	(18.4)%	(0.6)%

Critical Accounting Estimates

For a description of our critical accounting policies and estimates, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on May 28, 2025. There have been no material changes to our critical accounting policies and estimates since our Annual Report on Form 10-K for the year ended December 31, 2024.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As a smaller reporting company, we are not required to provide the information required by this Item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2025, as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”). As a result of this evaluation, our principal executive officer and principal financial officer have concluded that, because of material weaknesses described in Item 9A “Controls and Procedures” of our Annual Report, which we are still in the process of remediating, our disclosure controls and procedures were not effective as of June 30, 2025. Notwithstanding the identified material weaknesses, management, including our principal executive officer and principal financial officer, believes the condensed consolidated financial statements included in this report fairly represent, in all material respects, our financial condition, results of operations and cash flows as of and for the periods presented in accordance with GAAP.

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the period covered by this report that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting. Please refer to our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on May 28, 2025.

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

We have incurred, and may continue to incur, substantial costs in connection with the Mergers, which could adversely affect our financial condition and results of operations.

We incurred a number of non-recurring costs associated with negotiating and completing the Mergers. These fees and costs were substantial and, in many cases, were borne entirely by us. A substantial majority of these non-recurring expenses consisted of transaction costs related to the Mergers, including, among others, fees paid to financial, legal, accounting and other advisors. We continue to assess the magnitude of these costs and may incur additional unanticipated expenses related to post-closing matters. The costs described above, as well as any such additional unanticipated costs and expenses, could have an adverse effect on our financial condition and operating results.

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

Item 2. Unregistered Sale of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

During the quarterly period ended June 30, 2025, none of our directors or officers (as defined in Rule 16a-1(f) promulgated under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

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

ZEO Energy Corp.

Date: August 12, 2025		/s/ Timothy Bridgewater
	Name:	Timothy Bridgewater
	Title:	Chief Executive Officer

Date: August 12, 2025		/s/ Cannon Holbrook
	Name:	Cannon Holbrook
	Title:	Chief Financial Officer