Form 10-Q
period 2025-09-30
Zeo Energy Corp.
filed 2025-11-14
CIK 1865506

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

or

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

As of November 12, 2025, the registrant had 33,149,931 shares of Class A common stock, par value $0.0001 outstanding, and 24,380,000 shares of Class V common stock, par value $0.0001, outstanding.

ZEO ENERGY CORP.

Quarterly Report on Form 10-Q

Period Ended September 30, 2025

i

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

ZEO ENERGY CORP.

UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Page
Financial Statements (Unaudited)	1
Condensed Consolidated Balance Sheets as of September 30, 2025 and December 31, 2024	2
Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2025 and 2024	3
Condensed Consolidated Statements of Changes in Redeemable Non-Controlling Interests and Stockholders’ Deficit for the Three and Nine Months Ended September 30, 2025 and 2024	4
Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2025 and 2024	6
Notes to Condensed Consolidated Financial Statements	7

ZEO ENERGY CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2025	2024
ASSETS	(Unaudited)
Current Assets
Cash and cash equivalents	$3,915,900	$5,634,115
Accounts receivable, net	10,918,344	9,994,881
Accounts receivable – related parties	465,047	191,662
Inventories	934,871	872,470
Contract assets	2,511,737	640,709
Contract assets – related parties	3,581,890	-
Prepaid expenses and other current assets	1,590,333	1,554,838
Total Current Assets	23,918,122	18,888,675

Other assets	92,712	75,935
Interest receivable – related parties	114,393	-
Deferred tax asset, net	-	238,491
Property and equipment, net	2,871,507	2,475,963
Operating lease right-of-use assets	1,067,373	1,268,139
Finance lease right-of-use assets	344,657	447,012
Related party note receivable	3,000,000	3,000,000
Intangibles, net	-	7,571,156
Goodwill	27,091,695	27,010,745
TOTAL ASSETS	$58,500,459	$60,976,116

LIABILITIES, REDEEMABLE NON-CONTROLLING INTERESTS AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	$3,446,248	$2,780,885
Accrued expenses and other current liabilities	2,844,376	5,181,087
Accrued expenses and other current liabilities – related parties	-	3,359,101
Contract liabilities	1,250,465	201,607
Contract liabilities – related parties	-	2,000
Current portion of operating lease obligations	724,083	583,429
Current portion of finance lease obligations	140,300	130,464
Current portion of long-term debt	22,887	291,036
Convertible promissory note, net	2,485,000	2,440,000
Total Current Liabilities	10,913,359	14,969,609

Operating lease obligations, net of current portion	448,633	799,385
Finance lease obligations, net of current portion	242,318	348,807
Long-term debt, net of current portion	61,713	496,623
Warrant liabilities	757,620	1,449,000
TOTAL LIABILITIES	12,423,643	18,063,424

Redeemable Non-Controlling Interests
Class A convertible preferred units, 1,500,000 units issued and outstanding as of September 30, 2025 and December 31, 2024	16,775,111	16,130,871
Class B units, 22,980,000 and 33,730,000 units issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	31,023,000	115,693,900

Stockholders’ Deficit
Class V common stock, $0.0001 par value, 100,000,000 authorized shares; 24,480,000 and 35,230,000 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	2,448	3,523
Class A common stock, $0.0001 par value, 300,000,000 authorized shares; 31,198,080 and 13,252,964 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	3,120	1,326
Additional paid-in capital	60,084,125	14,523,963
Accumulated other comprehensive loss	(4,895)	-
Accumulated deficit	(61,806,093)	(103,440,891)
TOTAL STOCKHOLDERS’ DEFICIT	(1,721,295)	(88,912,079)
TOTAL LIABILITIES, REDEEMABLE NON-CONTROLLING INTERESTS AND STOCKHOLDERS’ DEFICIT	$58,500,459	$60,976,116

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZEO ENERGY CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenues
Revenue, net	$16,879,429	$17,329,201	$33,072,267	$36,457,234
Related party revenue, net	7,017,019	2,328,704	17,709,806	18,139,099
Total Net Revenues	23,896,448	19,657,905	50,782,073	54,596,333

Operating Expenses
Cost of revenues	10,053,666	9,787,350	22,127,832	30,805,155
Depreciation and amortization	249,447	499,876	8,325,628	1,413,074
Sales and marketing	9,588,385	5,202,525	17,354,517	16,178,375
General and administrative	5,985,459	7,151,005	21,319,509	15,893,998
Total Operating Expenses	25,876,957	22,640,756	69,127,486	64,290,602

LOSS FROM OPERATIONS	(1,980,509)	(2,982,851)	(18,345,413)	(9,694,269)

Other Income (Expense)
Other income	165,308	137,508	300,999	188,329
Interest expense	(129,719)	(209,227)	(130,007)	(294,257)
Gain on change in fair value of warrant liabilities	124,200	138,000	691,380	828,000
Total Other Income	159,789	66,281	862,372	722,072

NET LOSS FROM OPERATIONS BEFORE INCOME TAXES	(1,820,720)	(2,916,570)	(17,483,041)	(8,972,197)
Income tax benefit (provision)	(48,752)	44,146	(385,258)	235,352
NET LOSS	$(1,869,472)	$(2,872,424)	$(17,868,299)	$(8,736,845)

Less: net loss attributable to Sunergy Renewables LLC prior to the business combination	-	-	-	(523,681)
NET LOSS SUBSEQUENT TO THE BUSINESS COMBINATION	(1,869,472)	(2,872,424)	(17,868,299)	(8,213,164)

Less: Net income (loss) attributable to redeemable non-controlling interests	1,355,548	(2,448,162)	(5,866,178)	(5,979,621)
NET LOSS ATTRIBUTABLE TO CLASS A COMMON STOCKHOLDERS	$(3,225,020)	$(424,262)	$(12,002,121)	$(2,233,543)

LOSS PER CLASS A COMMON SHARE – BASIC AND DILUTED	$(0.12)	$(0.08)	$(0.53)	$(0.60)
WEIGHTED-AVERAGE CLASS A COMMON SHARES OUTSTANDING – BASIC AND DILUTED	27,307,260	5,053,942	22,489,940	3,696,721

COMPREHENSIVE LOSS
Foreign currency translation adjustments	4,895	-	4,895	-
NET COMPREHENSIVE LOSS	$(3,229,915)	$(424,262)	$(12,007,016)	$(2,233,543)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZEO ENERGY CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN REDEEMABLE
NON-CONTROLLING INTERESTS AND STOCKHOLDERS’ DEFICIT

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025

(UNAUDITED)

	Redeemable Non-Controlling Interests									Accumulated
	Class A Convertible Preferred Units		Class B Units		Class V Common Stock		Class A Common Stock		Additional Paid-in	Other Comprehensive	Accumulated	Total Stockholders’
	Units	Amount	Units	Amount	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	(Deficit)
Balance, December 31, 2024	1,500,000	$16,130,871	33,730,000	$115,693,900	35,230,000	$3,523	13,252,964	$1,326	$14,523,963	$-	$(103,440,891)	$(88,912,079)
Stock-based compensation	-	-	-	-	-	-	-	-	2,137,247	-	-	2,137,247
Class A common stock issued to employees for services	-	-	-	-	-	-	43,500	4	63,505	-	-	63,509
Reverse recapitalization related deferred taxes and adjustments	-	-	-	-	-	-	-	-	(238,491)	-	-	(238,491)
Class A common stock issued in exchange for OpCo class B units and corresponding class V common stock	-	-	(8,500,000)	(18,785,000)	(8,500,000)	(850)	8,500,000	850	18,785,000	-	-	18,785,000
Subsequent measurement of redeemable non-controlling interests	-	-	-	(51,448,264)	-	-	-	-	-	-	51,448,264	51,448,264
Net income (loss)	-	405,237	-	(7,363,336)	-	-	-	-	-	-	(6,361,265)	(6,361,265)
Balance, March 31, 2025	1,500,000	$16,536,108	25,230,000	$38,097,300	26,730,000	$2,673	21,796,464	$2,180	$35,271,224	$-	$(58,353,892)	$(23,077,815)
Stock-based compensation	-	-		-	-	-	-	-	1,078,202	-	-	1,078,202
Class A common stock issued upon vesting of restricted stock awards	-	-		-	-	-	50,000	5	(5)	-	-	-
Class A common stock issued in exchange for OpCo class B units and corresponding class V common stock	-	-	(250,000)	(417,500)	(250,000)	(25)	250,000	25	417,500	-	-	417,500
Subsequent measurement of redeemable non-controlling interests	-	-		35,448,793	-	-	-	-	-	-	(35,448,793)	(35,448,793)
Net income (loss)	-	422,966		(686,593)	-	-	-	-	-	-	(2,415,836)	(2,415,836)
Balance, June 30, 2025	1,500,000	$16,959,074	24,980,000	$72,442,000	26,480,000	$2,648	22,096,464	$2,210	$36,766,921	$-	$(96,218,521)	$(59,446,742)
Stock-based compensation	-	-	-	-	-	-	-	-	2,733,678	-	-	2,733,678
Class A common stock issued upon vesting of restricted stock awards	-	-	-	-	-	-	206,293	20	(20)	-	-	-
Tax withholding paid related to stock-based compensation	-	-	-	-	-	-	-	-	(160,353)	-	-	(160,353)
Class A common stock issued in exchange for OpCo class B units and corresponding class V common stock	-	-	(2,000,000)	(4,700,000)	(2,000,000)	(200)	2,000,000	200	4,700,000	-	-	4,700,000
Class A common stock issued in the acquisition of Heliogen, Inc.	-	-	-	-	-	-	6,217,612	622	14,424,238	-	-	14,424,860
Class A common stock issued in settlement of accrued advisory fees	-	-	-	-	-	-	677,711	68	1,619,661	-	-	1,619,729
Dividends paid to preferred unit holders	-	(621,063)	-	-	-	-	-	-	-	-	-	-
Foreign currency translation	-	-	-	-	-	-	-	-	-	(4,895)	-	(4,895)
Subsequent measurement of redeemable non-controlling interests	-	-	-	(37,637,448)	-	-	-	-	-	-	37,637,448	37,637,448
Net income (loss)	-	437,100	-	918,448	-	-	-	-	-	-	(3,225,020)	(3,225,020)
Balance, September 30, 2025	1,500,000	$16,775,111	22,980,000	$31,023,000	24,480,000	$2,448	31,198,080	$3,120	$60,084,125	$(4,895)	$(61,806,093)	$(1,721,295)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZEO ENERGY CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN REDEEMABLE
NON-CONTROLLING INTERESTS AND STOCKHOLDERS’ DEFICIT

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024

(UNAUDITED)

	Redeemable Non-Controlling Interests												Total
	Class A Convertible Preferred Units		Class B Units		Common Units		Class V Common Stock		Class A Common Stock		Additional Paid-in	Accumulated	Stockholders’ Equity
	Units	Amount	Units	Amount	Units	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance, December 31, 2023	-	$-	-	$-	1,000,000	$31,155,864	-	$-	-	$-	$-	$(533,345)	$30,622,519
Retroactive application of Business Combination	-	-	-	-	(1,000,000)	(31,155,864)	33,730,000	3,373	-	-	31,152,491	-	-
Balance, December 31, 2023	-	-	-	-	-	-	33,730,000	3,373	-	-	31,152,491	(533,345)	30,622,519
Stockholder distributions	-	-	-	-	-	-	-	-	-	-	-	(90,000)	(90,000)
Net loss prior to the Business Combination	-	-	-	-	-	-	-	-	-	-	-	(523,681)	(523,681)
Effects of Business Combination			-
Issuance of Class A Shares to third party advisors	-	-	-	-	-	-	-	-	178,207	18	891,017	-	891,035
Issuance of Class A Shares to backstop investor	-	-	-	-	-	-	-	-	225,174	23	1,569,440	-	1,569,463
Reverse Recapitalization	1,500,000	6,855,076	-	-	-	-	1,500,000	150	4,248,583	425	(1,677,860)	-	(1,677,285)
Transaction costs	-	-	-	-	-	-	-	-	-	-	(2,890,061)	-	(2,890,061)
Establishment of redeemable noncontrolling interests	-	-	33,730,000	26,116,548	-	-	-	-	-	-	(26,116,548)	-	(26,116,548)
Activities subsequent to business combination			-
Stock-based compensation	-	-	-	-	-	-	-	-	375,000	37	3,118,547	-	3,118,584
Subsequent measurement of redeemable non-controlling interests	-	-	-	176,420,473	-	-	-	-	-	-	(6,047,026)	(170,373,447)	(176,420,473)
Net income (loss)	-	8,224,091	-	(10,276,021)	-	-	-	-	-	-	-	(1,531,491)	(1,531,491)
Balance, March 31, 2024	1,500,000	$15,079,167	33,730,000	$192,261,000	-	$-	35,230,000	$3,523	5,026,964	$503	$-	$(173,051,964)	$(173,047,938)
Stock-based compensation	-	-	-	-	-	-	-	-	-	-	2,417,888	-	2,417,888
Subsequent measurement of redeemable non-controlling interests	-	-	-	(117,877,583)	-	-	-	-	-	-	-	117,877,583	117,877,583
Net income (loss)	-	384,388	-	(1,863,917)	-	-	-	-	-	-	-	(277,790)	(277,790)
Balance, June 30, 2024	1,500,000	15,463,555	33,730,000	72,519,500	-	-	35,230,000	3,523	5,026,964	503	2,417,888	(55,452,171)	(53,030,257)
Stock-based compensation	-	-	-	-	-	-	-	-	-	-	1,089,617	-	1,089,617
Class A common stock issued for services	-	-	-	-	-	-	-	-	146,000	15	255,485	-	255,500
Reverse recapitalization related deferred taxes and adjustments	-	-	-	-	-	-	-	-	-	-	112,909	-	112,909
Subsequent measurement of redeemable non-controlling interests	-	-	-	(12,669,083)	-	-	-	-	-	-	-	12,669,083	12,669,083
Net income (loss)	-	398,555	-	(2,846,717)	-	-	-	-	-	-	-	(424,262)	(424,262)
Balance, September 30, 2024	1,500,000	$15,862,110	33,730,000	$57,003,700	-	$-	35,230,000	$3,523	5,172,964	$518	$3,875,899	$(43,207,350)	$(39,327,410)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZEO ENERGY CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30,
	2025	2024

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(17,868,299)	$(8,736,845)
Adjustment to reconcile net loss to net cash used in operating activities
Depreciation and amortization	8,325,628	1,413,074
Amortization of debt discount	45,000	-
Gain on change in fair value of warrant liabilities	(691,380)	(828,000)
Gain on disposal of fixed assets	-	(91,684)
Stock-based compensation	6,005,505	6,846,318
Class A common stock issued to employees for services	63,509	255,500
Provision for credit losses	2,557,343	2,282,588
Non-cash operating lease expense	471,966	523,821
Changes in operating assets and liabilities:
Accounts receivable	(3,175,426)	(7,864,274)
Accounts receivable – related parties	(273,385)	(36,410)
Inventories	(62,401)	(131,898)
Contract assets	(1,871,028)	3,842,974
Contract assets – related parties	(3,581,890)	-
Prepaids and other current assets	974,118	(689,656)
Other assets	(2,180)	(254,806)
Interest receivable – related parties	(114,393)	-
Accounts payable	2,431,056	(437,190)
Accrued expenses and other current liabilities	(1,573,123)	(1,195,659)
Accrued expenses and other current liabilities – related parties	(3,359,101)	(1,985,281)
Contract liabilities	1,048,858	(3,460,989)
Contract liabilities – related parties	(2,000)	(1,160,848)
Operating lease payments	(481,298)	(480,270)
Net cash used in operating activities	(11,132,921)	(12,189,535)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(1,047,661)	(285,067)
Cash acquired in the acquisition of Heliogen	14,596,267	-
Net cash provided by (used in) investing activities	13,548,606	(285,067)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of convertible preferred stock, net of transaction costs	-	9,221,649
Repayments of debt	(3,250,936)	(261,563)
Repayments of finance lease liabilities	(96,653)	(87,728)
Dividends paid to OpCo class A preferred unit holders	(621,063)	-
Tax withholdings paid related to stock-based compensation	(160,353)	-
Distributions to members	-	(90,000)
Net cash (used in) provided by financing activities	(4,129,005)	8,782,358

Effect on foreign exchange on cash	(4,895)	-

NET CHANGE IN CASH AND CASH EQUIVALENTS	(1,718,215)	(3,692,244)
Cash and cash equivalents, beginning of period	5,634,115	8,022,306
Cash and cash equivalents, end of the period	$3,915,900	$4,330,062

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$85,007	$135,980
Cash paid for income taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES
Net loss attributable to redeemable non-controlling interest	$7,131,481	$14,986,655
OpCo class A preferred dividends	$1,265,303	$9,007,034
Subsequent measurement of redeemable non-controlling interest	$53,636,919	$45,873,807
Class A common stock issued upon vesting of restricted stock awards	$25	$-
Class A common stock issued in exchange for class V common stock	$1,075	$-
Fair value of class A common stock issued in exchange for OpCo class B units	$23,902,500	$-
Reverse recapitalization related deferred taxes and adjustments	$(238,491)	$112,909
Operating lease right-of-use asset and liability measurement	$140,975	$790,615
Deferred equity issuance costs	$-	$2,769,039
Issuance of class A common stock to vendors	$-	$891,035
Issuance of class A common stock to backstop investors	$-	$1,569,463
Accounts payable settled for loan payable	$2,547,877	$-
Net assets acquired in the acquisition of Heliogen	$14,424,860	$-
Class A common stock issued in the acquisition of Heliogen	$14,424,860	$-
Class A common stock issued in settlement of accrued advisory fees	$1,619,729	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

Zeo Energy Corp.

Notes to the Condensed Consolidated Financial Statements

SEPTEMBER 30, 2025

(UNAUDITED)

NOTE 1—BASIS OF PRESENTATION AND OTHER INFORMATION

The accompanying unaudited condensed consolidated financial statements of Zeo Energy Corp. (the “Company” or “Zeo”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q of Regulation S-X. They do not include all the information and footnotes required by GAAP for complete financial statements. The December 31, 2024 consolidated balance sheet data was derived from audited financial statements but do not include all disclosures required by GAAP. The interim unaudited condensed consolidated financial statements should be read in conjunction with those consolidated financial statements included in the Form 10-K, as filed with the Securities and Exchange Commission on May 28, 2025. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial statements, consisting solely of normal recurring adjustments, have been made. Operating results for the nine months ended September 30, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025.

Reclassifications

Certain prior period amounts have been reclassified in the condensed consolidated financial statements and accompanying notes to conform to the current period presentation. These reclassifications included changes within contract assets, prepaid expenses and other current assets, and other assets on the consolidated balance sheets. The reclassifications had no impact on previously reported net loss, total assets, total liabilities, stockholders’ deficit, or total cash flows from operations.

Recently Adopted Accounting Pronouncements

In August 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-05, “Business Combinations—Joint Venture Formations (Subtopic 805-60): Recognition and Initial Measurement,” which requires a newly-formed joint venture to apply a new basis of accounting to its contributed net assets, resulting in the joint venture initially measuring its contributed net assets at fair value on the formation date. ASU 2023-05 is effective for all joint venture formations with a formation date on or after January 1, 2025, with early adoption permitted. These amendments are to be applied prospectively, with retrospective application permitted for joint ventures formed before the effective date. The adoption of ASU 2023-05 did not have a material impact on the Company’s condensed consolidated financial statements.

Recently Issued Accounting Pronouncements Not Yet Adopted

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures,” which enhances the transparency and decision usefulness of income tax disclosures by requiring; (1) consistent categories and greater disaggregation of information in the rate reconciliation and (2) income taxes paid disaggregated by jurisdiction. It also includes certain other amendments to improve the effectiveness of income tax disclosures. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. These amendments are to be applied prospectively, with retrospective application permitted. The Company is currently evaluating the impact this standard will have on its condensed consolidated financial statements.

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

In July 2025, the FASB issued ASU 2025-05, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets,” which introduces a practical expedient for the application of the current expected credit loss model to current accounts receivable and contract assets. The amendment is effective for interim and annual periods beginning after December 15, 2025, with early adoption permitted. This amendment is to be applied on a prospective basis. The Company is currently evaluating the impact this standard will have on its condensed consolidated financial statements.

In September 2025, the FASB issued ASU 2025-06, “Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software”. This guidance removes all references to project stages throughout ASC 350-40 and clarifies the threshold entities apply to begin capitalizing costs. Under the new standard, cost capitalization should only commence when an entity has committed to funding a software project and it is probable the project will be completed and the software will be used for its intended function. The amendments are effective for annual reporting periods beginning after December 15, 2027 and interim reporting periods within those annual reporting periods. Entities may apply the guidance using a prospective, retrospective or modified transition approach. Early adoption is permitted as of the beginning of an annual reporting period. The Company is currently evaluating the impact this standard will have on its condensed consolidated financial statements.

The Company currently believes there are no other issued and not yet effective accounting standards that are materially relevant to its condensed consolidated financial statements.

NOTE 2—LIQUIDITY AND GOING CONCERN

As of September 30, 2025, the Company had cash and cash equivalents of $3.9 million, positive working capital of $13.0 million, and total stockholders’ deficit of $1.7 million. For the nine months ended September 30, 2025, the Company incurred a net loss of $17.9 million and used $11.1 million of cash in operating activities. Management has assessed the going concern assumptions of the Company during the preparation of these condensed consolidated financial statements.

The Company’s condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

NOTE 3—BUSINESS COMBINATIONS

Heliogen Acquisition

On May 28, 2025, the Company entered into a plan of merger and reorganization agreement with Heliogen, Inc. (“Heliogen”), a renewable-energy technology company that provides solutions for delivering low-carbon energy production by combining commercially proven solar technologies with thermal systems and storage expertise. The transaction was completed on August 8, 2025, under which Heliogen became a wholly owned subsidiary of the Company.

The acquisition of Heliogen aligns with the Company’s strategy to expand its clean-energy platform beyond residential markets into large-scale commercial and industrial energy generation and storage. Additionally, Heliogen is expected to complement the Company’s existing solar operations, create operational synergies, and broaden market reach.

The total consideration transferred consisted entirely of the Company’s class A common stock, issued to Heliogen shareholders at an exchange ratio of 0.9591 shares of the Company for each share of Heliogen common stock, resulting in the issuance of 6,217,612 class A common shares. No contingent consideration was included. In connection with the merger, all outstanding Heliogen SPAC warrants and restricted stock units (“RSUs”) were automatically accelerated and fully vested and were settled in the same equity consideration, net of applicable tax withholding. All stock options and commercial warrants were out-of-the-money and canceled with no value.

The Company accounted for the acquisition using the acquisition method of accounting in accordance with ASC Topic 805, “Business Combinations,” and allocated the purchase price to the assets acquired and liabilities assumed based on their estimated fair values at the acquisition date, with the excess of purchase price over the estimated fair value of the net assets acquired recorded as goodwill. Goodwill is not deductible for tax purposes.

The purchase price was allocated as follows:

Preliminary Allocation
Purchase consideration at fair value:
Class A common stock	$14,424,860

Assets acquired and liabilities assumed at fair value
Cash	$14,596,267
Accounts receivable	305,380
Prepaid expenses and other current assets	1,065,991
Other assets	14,597
Operating lease right-of-use assets	130,225
Goodwill	80,950
Accounts payable	(782,184)
Accrued expenses	(856,141)
Operating lease liabilities	(130,225)
Net assets acquired	$14,424,860

From the date of acquisition, Heliogen contributed revenues of $0 and a net loss of $1,017,239, which are included in the consolidated statement of operations for the three and nine months ended September 30, 2025.

Pro Forma Information

The following unaudited pro forma results presented below include the effects of the Heliogen acquisition as if it had been consummated as of January 1, 2024, with adjustments to give effect to pro forma events that are directly attributable to the acquisition.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net revenues	$23,946,448	$20,707,905	$50,945,678	$59,435,333
Net loss	(13,283,859)	(14,687,424)	(34,716,447)	(55,058,845)

Net loss attributable to class A common stockholders	(14,639,407)	(12,239,262)	(28,850,269)	(48,555,543)
Loss per share attributable to common stockholders – basic and diluted	$(0.50)	$(1.09)	$(1.05)	$(4.90)

These unaudited pro forma results are presented for informational purposes only and are not necessarily indicative of what the actual results of operations would have been if the acquisitions had occurred at the beginning of the period presented, nor are they indicative of future results of operations.

NOTE 4—DISAGGREGATION OF REVENUES AND SEGMENT REPORTING

The Company’s revenues are disaggregated based on revenue type, including (i) solar system installations, and (ii) roofing installations.

The Company’s net revenues for the three and nine months ended September 30, 2025 and 2024 are disaggregated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Solar system installations, net	$23,635,215	$19,230,550	$49,699,771	$52,332,526
Roofing installations	261,233	427,355	1,082,302	2,263,807
Total net revenues	$23,896,448	$19,657,905	$50,782,073	$54,596,333

For the nine months ended September 30, 2025 and 2024, the Company had three and two customers, respectively, who exceeded 10% of revenue recognized. Their aggregate revenue recognized was $44,636,037 and $44,943,845 for the nine months ended September 30, 2025 and 2024, respectively.

Segment information for the three and nine months ended September 30, 2025 and 2024 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net revenues	$23,896,448	$19,657,905	$50,782,073	$54,596,333
Less: cost of revenues (exclusive of depreciation and amortization shown below):
Direct labor	2,218,124	2,787,617	5,692,497	7,666,087
Materials	7,230,607	7,389,256	13,678,280	20,614,402
Other	604,935	(389,523)	2,757,055	2,524,666
Cost of revenues (exclusive of depreciation and amortization):	10,053,666	9,787,350	22,127,832	30,805,155
Less: depreciation and amortization related to cost of revenues	135,393	283,326	568,415	614,272
Total gross profit	$13,707,389	$9,587,229	$28,085,826	$23,176,906

Depreciation and amortization	114,054	216,550	7,757,213	798,802
Commissions expense	5,965,767	4,893,360	12,735,435	12,663,350
Sales and marketing (exclusive of commissions expense above)	3,622,618	309,165	4,619,082	3,515,025
General and administrative	5,985,459	7,151,005	21,319,509	15,893,998
Other income, net	(165,308)	(137,508)	(300,999)	(188,329)
Interest expense	129,719	209,227	130,007	294,257
Gain on change in fair value of warrant liabilities	(124,200)	(138,000)	(691,380)	(828,000)
Total net loss before income taxes	(1,820,720)	(2,916,570)	(17,483,041)	(8,972,197)
Income tax benefit (provision)	(48,752)	44,146	(385,258)	235,352
Net loss	$(1,869,472)	$(2,872,424)	$(17,868,299)	$(8,736,845)

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

NOTE 5—PROPERTY AND EQUIPMENT

Property and equipment as of September 30, 2025 and December 31, 2024 consisted of the following:

	September 30,	December 31,
	2025	2024
Internally-developed software	$2,035,887	$988,225
Office furniture and equipment	384,368	384,368
Transportation equipment	2,477,033	2,477,034
Leasehold improvements	10,000	10,000
Total property and equipment	4,907,288	3,859,627
Less: accumulated depreciation	(2,035,781)	(1,383,664)
Total property and equipment, net	$2,871,507	$2,475,963

Depreciation expense for the three months ended September 30, 2025 and 2024 was $219,095 and $208,746, respectively. Depreciation expense for the nine months ended September 30, 2025 and 2024 was $652,117 and $539,692, respectively.

NOTE 6—INTANGIBLE ASSETS

Intangible assets as of September 30, 2025 and December 31, 2024 consisted of the following:

	September 30,	December 31,
	2025	2024
Trade names	$3,084,100	$3,084,100
Customer lists	496,800	496,800
Non-compete	224,000	224,000
Order backlog	10,808,821	10,808,821
Total intangible assets	14,613,721	14,613,721
Less: accumulated amortization	(14,613,721)	(7,042,565)
Total intangible assets, net	$-	$7,571,156

Amortization expense for the three months ended September 30, 2025 and 2024 was $0 and $257,011, respectively. Amortization expense for the nine months ended September 30, 2025 and 2024 was $7,571,156 and $771,028, respectively.

NOTE 7—ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities as of September 30, 2025 and December 31, 2024 consisted of the following:

	September 30, 2025	December 31, 2024
Accrued payroll liabilities	$727,727	$421,825
Accrued commissions	1,131,921	290,969
Accrued interest	3,110	84,425
Accrued taxes	706,732	8,900
Accrued credit cards	47,401	26,632
Accrued transaction costs	-	3,208,288
Other accrued liabilities	227,485	1,140,048
Total accrued expenses and other current liabilities	$2,844,376	$5,181,087

Accrued expenses and other current liabilities – related parties as of September 30, 2025 and December 31, 2024 consisted of the following:

	September 30, 2025	December 31, 2024
Customer advances	$-	$3,359,101
Total accrued expenses and other current liabilities – related parties	$-	$3,359,101

NOTE 8—LEASES

Operating Leases

In June 2025, the Company entered into a lease agreement for office space located in Richmond, Virginia. The lease commenced on June 1, 2025 and is for a term of three years. Under the terms of the lease, the Company will lease the premises at the monthly rate of $1,995 for the first year, with scheduled annual increases. The lease agreement contains customary events of default, representations, warranties, and covenants. The measurement of the right-of-use asset and liability associated with this operating lease was $68,760.

In July 2025, the Company entered into a lease agreement for office space located in Sardinia, Ohio. The lease commenced on July 1, 2025 and is for a term of two years. Under the terms of the lease, the Company will lease the premises at the monthly rate of $3,150 for the first year, with scheduled annual increases. The lease agreement contains customary events of default, representations, warranties, and covenants. The measurement of the right-of-use asset and liability associated with this operating lease was $72,215.

In August 2025, in connection with the acquisition of Heliogen, the Company entered into a lease agreement for office space located in Houston, Texas. The lease commenced on August 8, 2025 and is for a term of 13 months. Under the terms of the lease, the Company will lease the premises at the monthly rate of $10,451. The lease agreement contains customary events of default, representations, warranties, and covenants. The measurement of the right-of-use asset and liability associated with this operating lease was $130,225 and is part of the net assets acquired in the acquisition of Heliogen in the non-cash investing and financing activities of the condensed consolidated statements of cash flows.

The following was included in the condensed consolidated balance sheets at September 30, 2025 and December 31, 2024:

	September 30, 2025	December 31, 2024
Operating lease right-of-use assets	$1,067,373	$1,268,139

Operating lease liabilities, current portion	724,083	583,429
Operating lease liabilities, long-term	448,633	799,385
Total operating lease liabilities	$1,172,716	$1,382,814

Weighted-average remaining lease term (years)	1.64	2.39
Weighted-average discount rate	4.98%	4.97%

The Company records operating lease costs in general and administrative expenses in the condensed consolidated statements of operations. Operating lease costs for the three months ended September 30, 2025 and 2024 was $167,914 and $133,892, respectively. Operating lease costs for the nine months ended September 30, 2025 and 2024 was $516,889 and $461,822, respectively.

As of September 30, 2025, maturities of operating lease liabilities were as follows:

Year Ending December 31,	Amount
2025 (remaining)	$192,604
2026	717,863
2027	244,051
2028	69,147
Total	1,223,665
Less: imputed interest	(50,949)
Total operating lease liabilities	$1,172,716

Finance Leases

As of September 30, 2025, maturities of finance lease liabilities were as follows:

Year Ending December 31,	Amount
2025 (remaining)	$42,869
2026	171,476
2027	171,476
2028	47,607
Total	433,428
Less: imputed interest	(50,810)
Total finance lease liabilities	$382,618

As of September 30, 2025, the weighted-average remaining lease term for all finance leases is 2.53 years and the weighted average discount rate is 9.76%.

NOTE 9—DEBT

Vehicle Loans

The Company has financing arrangements for many of the vehicles in its fleet. The financing includes direct loans for each vehicle being financed. Payments of debt obligations are based on equal monthly payments for 60 months and include interest rates ranging from 4.94% to 11.09%. As of September 30, 2025, the weighted-average interest rate on the Company’s vehicle loan obligations was 11.09%. The combined amounts of these financial obligations are included in the condensed consolidated balance sheets as current portion of long-term debt and long-term debt. The Company does not have debt covenants associated with these arrangements.

As of September 30, 2025, estimated future minimum principal payments of vehicle loans were as follows:

Year Ending December 31,	Amount
2025 (remaining)	$5,488
2026	23,526
2027	26,264
2028	29,322
Total	84,600
Less: current portion	(22,887)
Total long-term debt	$61,713

Loan Payable

On July 1, 2025, the Company converted $2,547,877 of outstanding accounts payable with a vendor into a loan payable with the same vendor. The loan bears interest at an annual rate of 18% (1.5% monthly) and provides for scheduled principal payments beginning in July 2025, with maturity on August 22, 2025. The transaction reduced the Company’s accounts payable and established a formal financing arrangement under the stated terms. The loan, including accrued interest, was repaid during the period.

Convertible Note Payable

On December 24, 2024, the Company, issued a Promissory Note (the “Promissory Note”) to LHX Intermediate LLC (“LHX”), pursuant to which the Company could borrow up to an aggregate principal amount of $4,000,000 (the “Loan”). Subject to the terms and conditions set forth in the Promissory Note, the Loan shall be provided to the Company in three tranches: (i) $2,500,000 upon execution of the Promissory Note (the “Initial Advance”), (ii) $750,000 if the Company achieves the Tranche 2 Milestone within 60 days from the Initial Advance (the “Tranche 2 Advance”) and (iii) $750,000 if the Company achieves the Tranche 3 Milestone within 60 days from the Tranche 2 Advance. “Tranche 2 Milestone” means the submission by the Company to the applicable regulatory bodies at least 340 permits to install solar energy systems sold through the Company’s year-round sales program. “Tranche 3 Milestone” means the completion by the Company of the installation of at least 296 solar energy systems sold through the Company’s year-round sales program.” LHX may also waive any milestone described above and advance the applicable amounts to the Company. As of September 30, 2025, $2.5 million has been advanced and the balance of $2.5 million, net of debt discount is included in Convertible Promissory Note on the accompanying condensed consolidated balance sheet. On April 15, 2025, the Promissory Note was amended with the result that the Tranche 2 Advance would be delivered if a Tranche 2 Milestone is met within 120 days of the Initial Advance, and the Tranche 3 Advance would be delivered if a Tranche 3 Milestone is met within 120 days of the Tranche 2 Advance.

No interest shall be charged or accrue on the balance outstanding on the loan. The Loan will be repaid in full (the “Repayment”) by issuing to LHX or its designee a specified number of the Company’s shares of Class A common stock (“Class A Common Stock”) equal to the quotient of (i) the outstanding and unpaid amount of the Loan, divided by (ii) $1.35 (the “Share Issuance”). The Repayment shall take place immediately following the later of: (x) the day falling on the first anniversary of the Issue Date (or the immediately previous business day) and (y) the date on which the stockholders of the Company approve the Share Issuance. Due to this provision, the Company considered whether the embedded conversion option qualifies for derivative accounting under ASC Topic 815-15 “Derivatives and Hedging.” As the note is not convertible until maturity, no derivative liability was recognized as of September 30, 2025. Based on the Company’s stock price on the date the note was entered into, the computed effective interest rate on the loan was 58.5%. Based on the Company’s stock price at September 30, 2025, the computed effective interest rate on the loan was 0%.

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

NOTE 10—FAIR VALUE MEASUREMENTS

Recurring Fair Value Measurements

The fair value of financial instruments measured on a recurring basis as of September 30, 2025 consisted of the following:

	Fair Value Measurements as of September 30, 2025
Description	Level 1	Level 2	Level 3	Total
Warrant liabilities	$757,620	$-	$-	$757,620

The following table provides a roll-forward of changes for financial instruments measured at fair value on a recurring basis for the nine months ended September 30, 2025:

Amount
Warrant Liabilities
Balance as of December 31, 2024	$1,449,000
Gain on change in fair value of warrant liabilities	(691,380)
Extinguishment of warrant liabilities upon settlement	-
Balance as of September 30, 2025	$757,620

NOTE 11—REDEEMABLE NON-CONTROLLING INTERESTS AND EQUITY

The table below reflects share information about the Company’s capital stock as of September 30, 2025:

	Par Value	Authorized	Issued	Treasury Stock	Outstanding
Class A common stock	$0.0001	300,000,000	31,198,080	-	31,198,080
Class V common stock	$0.0001	100,000,000	24,480,000	-	24,480,000
Class A convertible preferred units	$0.0001	1,500,000	1,500,000	-	1,500,000
Class B units	$0.0001	33,730,000	22,980,000	-	22,980,000
Total shares		435,230,000	80,158,080	-	80,158,080

Class A Common Stock

During the nine months ended September 30, 2025, 10,750,000 class A common shares were issued in exchange for OpCo class B units and corresponding class V common shares.

On March 13, 2025, 50,000 class A common shares were issued upon vesting of restricted stock awards from the March 2024 grant (see Note 12 for further details).

On March 31, 2025, an aggregate of 43,500 class A common shares were issued to employees for services valued at $63,509.

On August 5, 2025, 206,293 class A common shares, net of tax withholding, were issued upon vesting of restricted stock awards from the February 2025 grant (see Note 12 for further details).

On August 8, 2025, in connection with acquisition of Heliogen, the Company issued the Heliogen shareholders 6,217,612 class A common shares (see Note 3 for further details).

On August 11, 2025, the Company issued 677,711 shares of Zeo class A common stock to settle accrued buyside advisory fees of $1.6 million from the Heliogen acquisition.

Redeemable Non-Controlling Interests

During the nine months ended September 30, 2025, 10,750,000 units were converted to class A common stock. As a result, as of September 30, 2025, 22,980,000 units are outstanding. The prior investors’ interests in OpCo represent a redeemable noncontrolling interest. At its discretion, the members have the right to exchange their common units in OpCo (along with the cancellation of the paired shares of Zeo Energy Corp. or the class V common stock) for either shares of class A common stock on a one-to-one basis or cash proceeds of equal value at the time of redemption. Any redemption of OpCo common units in cash must be funded through a private or public offering of class A common stock and is subject to the Company’s Board’s approval. As of September 30, 2025, the prior investors of OpCo hold the majority of the voting rights on the Board.

During the nine months ended September 30, 2025, there was 10,750,000 exchanges of Opco units for class A common stock of Zeo. Payments under the Tax Receivable Agreement (the “TRA”) are not considered probable as of September 30, 2025. Future exchanges will result in incremental tax attributes and potential cash tax savings for Zeo. The associated liability for the TRA will be recorded as a decrease to additional paid-in capital in the condensed consolidated statement of changes in stockholders’ deficit. As of September 30, 2025, the total unrecorded TRA liability is approximately $7.2 million, of which $4.6 million related to actual exchanges and $2.6 million related to hypothetical sale. In accordance with ASC Topic 450, “Contingencies,” any changes to an existing TRA liability, including changes to the fair value measurement or to re-establish a TRA liability related to prior year exchanges, will be recorded as tax receivable agreement in other income (expense), net in the condensed consolidated statement of operations. Similarly, if utilization of the deferred tax assets subject to the TRA becomes more likely than not in the future, the Company will record a liability related to the TRA which will be recorded in the condensed consolidated statement of operations.

As of September 30, 2025, the prior investors of Sunergy own 43.0% of the common units of the Company. The OpCo A&R LLC Agreement provides among other things, a holder of corresponding economic, non-voting class B units of OpCo (the “Exchangeable OpCo Units”) has the right to cause OpCo to redeem one or more of such Exchangeable OpCo Units, together with the cancellation of an equal number of shares of such holder’s Zeo class V common stock, for shares of Zeo class A common stock on a one-for-one basis, or, at the election of Zeo (as manager of OpCo), cash, in each case, subject to certain restrictions set forth in the OpCo A&R LLC Agreement and the Charter. The OpCo A&R LLC Agreement also provides for mandatory OpCo Unit Redemptions in certain limited circumstances, including in connection with certain changes of control. Subject to certain conditions, the class A convertible OpCo preferred units are redeemable by Zeo and following the first anniversary of the Closing may be converted by the Sponsor into Exchangeable OpCo Units (and then would be immediately exchanged on a one-for-one basis, together with an equal number of accompanying shares of Zeo class V common stock, for shares Zeo class A common stock). The convertible OpCo preferred units have accruing distributions of 10% per annum and the Sponsor as holder thereof has certain consent rights over the taking of certain actions of OpCo and its subsidiaries. During the three and nine months ended September 30, 2025, the Company recognized $437,100 and $1,265,303, respectively, in OpCo class A preferred dividends. During the three and nine months ended September 30, 2025, the Company paid aggregate dividends of $621,063 to OpCo class A preferred unit holders.

The financial results of OpCo, LLC are consolidated with the Company with the redeemable non-controlling interests’ share of the Company’s net loss separately allocated.

NOTE 12—STOCK-BASED COMPENSATION

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

March 2024 Grant

On March 13, 2024, the Company entered into an executive employment agreement with the Company’s CEO. In addition to the CEO’s annual salary and cash bonus, the CEO became eligible to receive certain grants of vested shares under the Incentive Plan as follows:

●	50,000 vested shares to be granted on the date that is 12 months after the grant date.

●	50,000 vested shares to be granted on the date that is 24 months after the grant date; and

●	50,000 vested shares to be granted on the date that is 35 months after the after the grant date.

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

During the three and nine months ended September 30, 2025, the Company recognized $269,530 and $1,554,202, respectively, in equity compensation expense related to these awards. As of September 30, 2025, the remaining unrecognized compensation expense was $505,086 and is expected to be recognized over the remaining 1.37-year vesting period.

February 2025 Grants

On February 5, 2025, the Company granted an aggregate of 790,000 restricted shares of class A common stock under the Incentive Plan to 10 employees and two executives. The restricted shares vest in three equal installments as follows.

●	One-third (1/3) on the date that is six months following the grant date;

●	One-third (1/3) on the date that is 18 months following the grant date; and

●	One-third (1/3) on the date that is 30 months following the grant date.

On February 5, 2025, the Company granted an aggregate of 275,000 restricted shares of class A common stock under the Incentive Plan to eight employees. The restricted shares vest in three equal installments as follows.

●	One-third (1/3) on the date that is 12 months following the grant date;

●	One-third (1/3) on the date that is 24 months following the grant date; and

●	One-third (1/3) on the date that is 36 months following the grant date.

The Company determined the grant date fair value per share was $2.57, a Level 1 measurement, by reference to the publicly traded stock price on February 5, 2025.

During the three and nine months ended September 30, 2025, the Company recognized $282,309 and $875,229, respectively, in equity compensation expense related to these awards. As of September 30, 2025, the remaining unrecognized compensation expense was $1,677,637 and is expected to be recognized over the remaining 2.35-year vesting period.

July 2025 Grants

On July 5, 2025, the Company granted an aggregate of 140,000 restricted shares of class A common stock under the Incentive Plan to four employees. The restricted shares vest in three equal installments as follows.

●	One-third (1/3) on the date that is 12 months following the grant date;

●	One-third (1/3) on the date that is 24 months following the grant date; and

●	One-third (1/3) on the date that is 36 months following the grant date.

The Company determined the grant date fair value per share was $2.79, a Level 1 measurement, by reference to the publicly traded stock price on July 5, 2025.

During the three and nine months ended September 30, 2025, the Company recognized $31,034 in equity compensation expense related to these awards. As of September 30, 2025, the remaining unrecognized compensation expense was $359,566 and is expected to be recognized over the remaining 2.76-year vesting period.

Sun Managers, LLC Management Incentive Plan

Sun Managers intends to grant class B units (as defined in the SM LLCA) in Sun Managers through the Sun Managers, LLC Management Incentive Plan (the “Management Incentive Plan”) adopted by Sun Managers to certain eligible employees or service providers of OpCo, Sunergy or their subsidiaries, in the discretion of Timothy Bridgewater, as manager of Sun Managers. Such class B units may be subject to a vesting schedule, and once such class B units become vested, there may be an exchange opportunity through which the grantees may request (subject to the terms of the Management Incentive Plan and the OpCo amended and restated limited liability company agreement in its entirely (the “OpCo A&R LLC Agreement”)) the exchange of their class B units into Seller OpCo Units (together with an equal number of Zeo class V shares), which may then be converted into Zeo class A common Stock (subject to the terms of the Management Incentive Plan and the OpCo A&R LLC Agreement). Grants under the Management Incentive Plan will be made after ESGEN Closing.

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

On March 31, 2025, Sun Managers LLC granted an aggregate of 875,000 restricted shares of Zeo class A common stock under the Management Incentive Plan to three employees and one executive. The restricted shares vested immediately upon grant. During the three and nine months ended September 30, 2025, the Company recognized $528,500 and $1,321,250, respectively, in equity compensation expense related to these awards.

On August 4, 2025, Sun Managers LLC granted an aggregate of 350,000 restricted shares of Zeo class A common stock under the Management Incentive Plan to two employees. The restricted shares vested immediately upon grant. During the three and nine months ended September 30, 2025, the Company recognized $840,000 in equity compensation expense related to these awards.

On August 13, 2025, Sun Managers LLC granted an aggregate of 168,500 restricted shares of Zeo class A common stock under the Management Incentive Plan to four employees. The restricted shares vested immediately upon grant. During the three and nine months ended September 30, 2025, the Company recognized $384,180 in equity compensation expense related to these awards.

On September 17, 2025, Sun Managers LLC granted an aggregate of 255,000 restricted shares of Zeo class A common stock under the Management Incentive Plan to three employees. The restricted shares vested immediately upon grant. During the three and nine months ended September 30, 2025, the Company recognized $288,150 in equity compensation expense related to these awards.

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

During the three and nine months ended September 30, 2025, the Company recognized $109,975 and $655,082, respectively, in equity compensation expense related to these awards. As of September 30, 2025, the remaining unrecognized compensation expense was $217,564 and is expected to be recognized over the remaining 0.50-year vesting period.

NOTE 13—RELATED PARTY TRANSACTIONS

Some of the Company’s customers financed their obligations with a related party, Solar Leasing, whose CEO is also the CEO of the Company. These arrangements are similar to those with other third-party lenders. As such, Solar Leasing deducts their financing fees and remits the net amount to the Company. For the three months ended September 30, 2025 and 2024, the Company recognized $7,017,019 and $2,328,704 of revenue, net of financing fees of $1,644,395 and $783,650, respectively, from these arrangements. For the nine months ended September 30, 2025 and 2024, the Company recognized $17,709,806 and $18,139,099 of revenue, net of financing fees of $6,739,848 and $7,767,491, respectively, from these arrangements. As of September 30, 2025, the Company had $465,047 of accounts receivable and $3,581,890 of contract assets due from related parties relating to these arrangements.

During the year ended December 31, 2024, Solar Leasing performed a fair-market-value assessment of its lease assets. As a result, Solar Leasing paid a discretionary rebate to the Company of $3,000,000 based on the excess of fair-market-value over the carrying value of its assets, primarily to optimize certain tax positions for its owners. The Company agreed to transfer the received rebate to White Horse Energy, LC (“White Horse Energy”), an entity wholly owned by the Company’s CEO, in the form of convertible debt. Additionally, the Company guarantees the outstanding indebtedness of Solar Leasing (approximately $10 million) which results in the Company having a variable interest in Solar Leasing. The Company determined it was not the primary beneficiary as defined under ASC Topic 810, “Consolidation.” Although the Company’s CEO, wholly owns White Horse Energy, the Company does not have any control over White Horse Energy or Solar Leasing, nor any obligation to absorb losses from Solar Leasing. Based on the Company’s reassessment, the flow of funds resulting from the discretionary rebate does not transfer control or economic exposure to the Company in a manner that would require consolidation. White Horse Energy remains the primary beneficiary of Solar Leasing, and no changes to the Company’s financial statement presentation are required. For the three and nine months ended September 30, 2025, the Company recorded interest income of $66,472 and $189,938, respectively, included in other income, net in the accompanying condensed consolidated statements of operations. As of September 30, 2025, the principal balance of $3,000,000 is included in related party note receivable and the accrued interest balance of $114,393 is included in other assets – related parties in the accompanying condensed consolidated balance sheet.

In conjunction with the consummation of the ESGEN Business Combination on March 13, 2014, Zeo entered into a TRA with Opco and certain Opco members (the “TRA Holders”). Pursuant to the TRA, Zeo Energy Corp. is required to pay the TRA Holders 85% of the net cash savings, if any, in U.S. federal, state and local income and franchise tax (computed using simplifying assumptions to address the impact of state and local taxes) that the Company actually realizes (or is deemed to realize in certain circumstances) in periods after the ESGEN Business Combination. As of September 30, 2025, the total unrecorded TRA liability is approximately $7.2 million. If utilization of the deferred tax assets subject to the TRA becomes more likely than not in the future, the Company will record a liability related to the TRA which will be recognized as expense within its condensed consolidated statements of operations.

NOTE 14—NET LOSS PER SHARE

Basic loss per share is calculated by dividing the net loss by the weighted-average number of class A common shares outstanding during each period. Diluted loss per share is calculated by adjusting the weighted-average number of class A common shares outstanding for the dilutive effect, if any, of common share equivalents. Common share equivalents whose effect would be antidilutive are not included in diluted loss per share. The Company uses the treasury stock method to determine the dilutive effect, which assumes that all class A common share equivalents have been exercised at the beginning of the period and that the funds obtained from those exercises were used to repurchase class A common shares at the average closing market price during the period. As of September 30, 2025 and 2024, there were 41,115,187 and 49,030,000, respectively, potential common share equivalents from convertible OpCo class A preferred units, exchangeable OpCo class B units, convertible notes, warrants, and restricted stock awards excluded from the diluted loss per share calculations as their effect is anti-dilutive.

The following table presents the computation of the basic and diluted income per share of class A common stock for the three months and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Numerator
Net loss attributable to class A common stockholders	$(3,225,020)	$(424,262)	$(12,002,121)	$(2,233,543)
Denominator
Weighted-average class A common shares outstanding – basic and diluted	27,307,260	5,053,942	22,489,940	3,696,721
Loss per class A common share – basic and diluted	$(0.12)	$(0.08)	$(0.53)	$(0.60)

NOTE 15—INCOME TAXES

The Company has calculated the provision for income taxes during the interim reporting period by applying an estimate of the Annual Effective Tax Rate (AETR) for the full fiscal year to “ordinary” income or loss (pretax income or loss excluding unusual or infrequently occurring discrete items) for the reporting period. Our effective tax rate (ETR) from continuing operations was a 2.7% provision and a 1.5% benefit for the three months ended September 30, 2025 and 2024, respectively, and a 2.2% provision and a 2.7% benefit for the nine months ended September 30, 2025 and 2024, respectively. The ETR for the three and nine months ended September 30, 2025 differs from statutory rates primarily due to the non-controlling interest portion of ESGEN Opco, LLC, which is a partnership for federal tax purposes and a change in valuation allowance. Additionally, the Company determined that the deferred tax assets are not more likely than not to be realized based on all available evidence as of the current quarter and recorded a valuation allowance on deferred tax assets. The ETR for the three and nine months ended September 30, 2024 differs from statutory rates primarily due to the non-controlling interest portion of ESGEN Opco, LLC, which is a partnership for federal tax purposes.

The components of the deferred income tax assets and liabilities were as follows:

	September 30, 2025	December 31, 2024
Other Asset assets:
Deferred tax assets	$6,444,972	$661,904
Valuation allowance	(6,444,972)	-
Net deferred tax asset	$-	$661,904
Deferred tax liabilities	-	(423,413)
Net deferred tax assets and liabilities	$-	$238,491

NOTE 16—SUBSEQUENT EVENTS

On October 30, 2025, the Company issued 1,851,851 shares of Zeo class A common stock upon the conversion of the LHX convertible promissory note totaling $2.5 million.

Effective on October 31, 2025, the Company’s board of directors and audit committee, approved the dismissal of Grant Thornton LLP, the Company’s independent registered public accounting firm, and approved the appointment of Tanner LLC as the Company’s independent registered public accounting firm.

On November 5, 2025, the Company granted an aggregate of 70,000 restricted shares of class A common stock under the Incentive Plan to seven employees. The restricted shares vest in equal installments over three years.

On November 6, 100,000 class A common shares were issued in exchange for OpCo class B units and corresponding class V common shares.

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

We have focused to date on a simple, capital light business strategy utilizing, as of September 30, 2025, approximately 280 sales agents and approximately 12 independent sales dealers to produce our sales pipeline. We engineer and design projects and process building permit applications on behalf of our customers to timely install their systems and assist their connections to the local utility power grid. Most of the equipment we install is drop-shipped to the installation site by our regional distributors, requiring minimal inventory to be held by the Company during any given period. We depend on our distributors to timely handle logistics and related requirements in moving equipment to the installation sites. In addition to our main offering of residential solar energy systems, we sell and install products such as roofing, insulation, energy efficient appliances and battery storage systems for the residential market.

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

Recent Developments

On July 1, 2025, the Company converted $2,547,877 of outstanding accounts payable with a vendor into a loan payable with the same vendor. The loan bears interest at an annual rate of 18% (1.5% monthly) and provides for scheduled principal payments beginning in July 2025, with maturity on August 22, 2025. The transaction reduced the Company’s accounts payable and established a formal financing arrangement under the stated terms. The loan, including accrued interest, was repaid during the period.

Heliogen Acquisition

On May 28, 2025, we entered into a plan of merger and reorganization agreement with Heliogen, a renewable-energy technology company that provides solutions for delivering low-carbon energy production by combining commercially proven solar technologies with thermal systems and storage expertise. The transaction was completed on August 8, 2025, under which Heliogen became a wholly owned subsidiary of the Company.

The total consideration transferred consisted entirely of our class A common stock, issued to Heliogen shareholders at an exchange ratio of 0.9591 shares of our class A common stock for each share of Heliogen common stock, resulting in the issuance of 6,217,612 class A common shares. No contingent consideration was included. In connection with the merger, all outstanding Heliogen SPAC warrants and RSUs were automatically accelerated and fully vested and were settled in the same equity consideration, net of applicable tax withholding. All stock options and commercial warrants were out-of-the-money and canceled with no value.

We accounted for the Heliogen acquisition using the acquisition method of accounting in accordance with ASC Topic 805, “Business Combinations,” and allocated the purchase price to the assets acquired and liabilities assumed based on their estimated fair values at the acquisition date, with the excess of purchase price over the estimated fair value of the net assets acquired recorded as goodwill.

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

The following table sets forth these metrics for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net revenues	$23,896,448	$19,657,905	$50,782,073	$54,596,333
Gross profit	13,707,389	9,587,229	28,085,826	23,176,906
Gross margin	57.4%	48.8%	55.3%	42.5%
Contribution profit	7,627,568	4,477,319	7,593,178	9,714,754
Contribution margin	31.9%	22.8%	15.0%	17.8%
Loss from operations	(1,980,509)	(2,982,851)	(18,345,413)	(9,694,269)
Net loss	(1,869,472)	(2,872,424)	(17,868,299)	(8,736,845)
Adjusted EBITDA	1,956,127	(241,712)	(1,924,958)	89,270
Adjusted EBITDA margin	8.2%	(1.2)%	(3.8)%	0.2%

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

Expansion of Residential Sales into New Markets. Our future revenue growth is, in part, dependent on our ability to expand our product offerings and services in the select residential markets where we operate in Florida, Texas, Arkansas, Missouri, Illinois, Virginia and Ohio. We primarily generate revenue from our product offerings and services in the residential housing market. To continue our growth, we intend to expand our presence in the residential market into additional states based on markets underserved by national sales and installation providers that also have favorable incentives and net metering policies. We believe that our entry into new markets will continue to facilitate revenue growth and customer diversification.

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

The acquisition of Heliogen aligns with our strategy to expand our clean-energy platform beyond residential markets into large-scale commercial and industrial energy generation and storage. Additionally, Heliogen is expected to complement our existing solar operations, create operational synergies, and broaden market reach. With the acquisition of Heliogen, we intend to enter into agreements to provide engineering services to support long-duration energy storage projects.

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

Net Revenues

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

The volume of sales and installations of rooftop solar systems, our primary product, increase from April to September when a majority of our sales teams are most active in our areas of service. In addition to sales of solar systems, “adders” or accessories to a sale may include roofing, energy efficient appliances, upgraded insulation and/or energy storage systems. All adders consisted of less than 10% of the total revenues, net in the nine months ended September 30, 2025 and 2024.

Our revenue is affected by changes in the volume, system size and average selling prices of our solutions and related accessories, supply and demand, sales incentives and fluctuating interest rates that increase or decrease the monthly payments for customers purchasing systems through third party financing. Less than 5% of our sales were paid in cash by the customer in each of the nine months ended September 30, 2025 and 2024. Our revenue growth is dependent on our ability to compete effectively in the marketplace by remaining cost competitive, developing and introducing new sales teams within existing and new territories, scaling our installation teams to keep up with demand and maintaining a strong internal operations team to process orders while working with building departments and utilities to permit and interconnect our customers to the utility grid.

Revenues declined during the nine months ended September 30, 2025 because of the effect of higher interest rates on the consumer financing rates. The increased cost of consumer lending has reduced the advantage provided by financed solar power relative to standard utility costs, which has negatively affected the demand for our products.

Cost of Revenues

Cost of revenues consists primarily of product costs (including solar panels, inverters, metal racking, connectors, shingles, wiring, warranty costs and logistics costs), installation labor and permitting costs.

Cost of revenues decreased during the nine months ended September 30, 2025 in association with a reduction in revenues.

Net revenues less cost of revenues may vary from period-to-period and is primarily affected by our average selling prices, financing or dealer fees, fluctuations in equipment costs and our ability to effectively and timely deploy our field installation teams to project sites once permitting departments have approved the design and engineering of systems on customer sites.

Operating Expenses

Operating expenses consist of sales and marketing and general and administrative expenses. Personnel-related costs are the most significant component of each of these expense categories and include salaries, benefits and payroll taxes.

Sales and marketing expenses consist primarily of personnel-related expenses including sales commissions, as well as advertising, travel, trade shows, marketing, and other indirect costs. We expect to continue to make the necessary investments to enable us to execute our strategy to increase our market penetration geographically and enter into new markets by expanding our base sales teams, installers and strategic sales dealer and partner network.

General and administrative expenses consist primarily of personnel-related expenses for our non-direct labor operations, executive, finance, human resources, information technology, software, facilities costs and fees for professional services. Fees for professional services consist primarily of outside legal, accounting and information technology consulting costs.

Depreciation and amortization consist primarily of depreciation of our vehicles, furniture and fixtures, software and amortization of our acquired intangibles.

Other income (expenses), net

Other income (expenses), net primarily consists of change in fair value of warrant liabilities and interest expense and fees under our equipment and vehicle term loans. It also includes interest income on our cash balances, and accrued interest

Results of Operations

Three Months Ended September 30, 2025 Compared to Three Months Ended September 30, 2024

The following table sets forth a summary of our condensed consolidated statements of operations for the periods presented:

	Three Months ended September 30,		Change
	2025	2024	$	%
Net revenues	$23,896,448	$19,657,905	$4,238,543	21.6%
Costs and expenses:
Cost of revenues	10,053,666	9,787,350	266,316	2.7%
Depreciation and amortization	249,447	499,876	(250,429)	(50.1)%
Sales and marketing	9,588,385	5,202,525	4,385,860	84.3%
General and administrative	5,985,459	7,151,005	(1,165,546)	(16.3)%
Total operating expenses	25,876,957	22,640,756	3,236,201	14.3%
Loss from operations	(1,980,509)	(2,982,851)	(1,002,342)	(33.6)%
Other income (expense):
Other income, net	165,308	137,508	27,800	20.2%
Interest expense	(129,719)	(209,227)	(79,508)	(38.0)%
Gain on change in fair value of warrant liabilities	124,200	138,000	(13,800)	(10.0)%
Total other income	159,789	66,281	93,508	141.1%
Net loss before taxes	$(1,820,720)	$(2,916,570)	$(1,095,850)	(37.6)%

Net Revenues

Net revenues increased by approximately $4.2 million from $19.7 million for the three months ended September 30, 2024 to $23.9 million for the three months ended September 30, 2025. The primary reason for the increase is due to increased installations during the current period and a new pricing agreement with Solar Leasing entered into during the fourth quarter of 2024. During the three months ended September 30, 2025, there were no revenues generated from Heliogen.

Cost of Revenues

Cost of revenues increased by $0.3 million from $9.8 million for the three months ended September 30, 2024 to $10.1 million for the three months ended September 30, 2025. The increase was a result of the increase in installation revenues. As a percentage of revenue, cost of revenues declined from 49.8% for the three months ended September 30, 2024 to 42.1% for the three months ended September 30, 2025. This decline was driven by an increase in the average selling price of our contracts to our customers compared to the prior year as a result of a new pricing agreement with Solar Leasing entered into during the fourth quarter of 2024.

Depreciation and Amortization

Depreciation and amortization decreased by $0.3 million, from $0.5 million for the three months ended September 30, 2024 to $0.2 million for the three months ended September 30, 2025. The decrease was primarily due to less amortization of intangible assets during the current period.

General and Administrative Expenses

General and administrative expenses decreased by $1.2 million from $7.2 million for the three months ended September 30, 2024 to $6.0 million for the three months ended September 30, 2025. The decrease was primarily due to decreased stock-based compensation expenses and bad debt expense offset by increased payroll costs associated with additional staffing, higher professional fees associated with being a public company, and new costs as a result of the acquisition of Heliogen.

Sales and Marketing

Sales and marketing expenses increased by $4.4 million from $5.2 million for the three months ended September 30, 2024 to $9.6 million for the three months ended September 30, 2025. The increase was primarily a result of increased stock-based compensation expense and efforts to expand our selling process to include year-round sales through digital lead generation.

Other Income (Expense), net

Other income (expense), net increased by $0.1 million from $0.1 million for the three months ended September 30, 2024 to $0.2 million for the three months ended September 30, 2025. The increase was primarily due to increased other income, offset by less interest expense during the current period.

Nine Months Ended September 30, 2025 Compared to Nine Months Ended September 30, 2024

The following table sets forth a summary of our condensed consolidated statements of operations for the periods presented:

	Nine Months ended September 30,		Change
	2025	2024	$	%
Net revenues	$50,782,073	$54,596,333	$(3,814,260)	(7.0)%
Costs and expenses:
Cost of revenues	22,127,832	30,805,155	(8,677,323)	(28.2)%
Depreciation and amortization	8,325,628	1,413,074	6,912,554	489.2%
Sales and marketing	17,354,517	16,178,375	1,176,142	7.3%
General and administrative	21,319,509	15,893,998	5,425,511	34.1%
Total operating expenses	69,127,486	64,290,602	4,836,884	7.5%
Loss from operations	(18,345,413)	(9,694,269)	8,651,144	89.2%
Other income (expense):
Other income, net	300,999	188,329	112,670	59.8%
Interest expense	(130,007)	(294,257)	(164,250)	(55.8)%
Gain on change in fair value of warrant liabilities	691,380	828,000	(136,620)	(16.5)%
Total other income	862,372	722,072	140,300	19.4%
Net loss before taxes	$(17,483,041)	$(8,972,197)	$8,510,844	94.9%

Net Revenues

Net revenues decreased by approximately $3.8 million from $54.6 million for the nine months ended September 30, 2024 to $50.8 million for the nine months ended September 30, 2025. The primary reason for the decrease in revenue was a decrease in installations during the current period, offset by a new pricing agreement with Solar Leasing entered into during the fourth quarter of 2024. The comparative period also benefited from deferred revenue at the end of 2023, that was recognized in the first quarter of 2024. During the nine months ended September 30, 2025, there were no revenues generated from Heliogen.

Cost of Revenues

Cost of revenues decreased by $8.7 million from $30.8 million for the nine months ended September 30, 2024 to $22.1 million for the nine months ended September 30, 2025. The decrease was primarily a result of the decrease in installation revenues. As a percentage of revenue, cost of revenues improved from 56.4% for the nine months ended September 30, 2024 to 43.6% for the nine months ended September 30, 2025. This decline was driven by an increase in the average selling price of our contracts to our customers compared to the prior year as a result of a new pricing agreement with Solar Leasing entered into during the fourth quarter of 2024 and another third-party pricing agreement entered into during the second quarter of 2024.

Depreciation and Amortization

Depreciation and amortization increased by $6.9 million, from $1.4 million for the nine months ended September 30, 2024 to $8.3 million for the nine months ended September 30, 2025. The increase was primarily due to an increase in the amortization of the cost of acquired contracts from the Lumio Asset Purchase Agreement.

General and Administrative Expenses

General and administrative expenses increased by $5.4 million from $15.9 million for the nine months ended September 30, 2024 to $21.3 million for the nine months ended September 30, 2025. The increase was primarily due to an increase in payroll costs associated with additional staffing, increased bad debt expense, higher professional fees associated with being a public company, and new costs as a result of the acquisition of Heliogen offset by decreased stock-based compensation expense.

Sales and Marketing

Sales and marketing expenses increased by $1.2 million from $16.2 million for the nine months ended September 30, 2024 to $17.4 million for the nine months ended September 30, 2025. The increase was primarily a result of increased stock-based compensation expense and efforts to expand our selling process to include year-round sales through digital lead generation.

Other Income, net

Other income, net increased by $0.2 million from $0.7 million for the nine months ended September 30, 2024 to $0.9 million for the nine months ended September 30, 2025. The increase was primarily due to increased other income and less interest expense during the current period.

Liquidity and Capital Resources

Our primary source of funding to support operations have historically been from cash flows from operations and financing activities. Our primary short-term requirements for liquidity and capital are to fund general working capital and capital expenses. Our principal long-term working capital uses include ensuring revenue growth, expanding our sales and marketing efforts and potential acquisitions.

As of September 30, 2025 and December 31, 2024, our cash and cash equivalents balance were $3,915,900 and $5,634,115, respectively. The Company maintains its cash in checking, savings, and money market accounts.

Our future capital requirements depend on many factors, including our revenue growth rate, the timing and extent of our spending to support further sales and marketing, the degree to which we are successful in launching new business initiatives and the cost associated with these initiatives, and the growth of our business generally.

We currently believe that our existing cash and working capital balances, anticipated future cash flows from operations and financing activities will be sufficient to meet our currently contemplated business needs for the next twelve months. In the event we pursue and complete significant transactions or acquisitions in the future, additional funds may be required to meet our strategic needs, which may require us to raise additional funds in the debt or equity markets. If we are unable to raise additional capital on acceptable terms when needed, our business, results of operations and financial condition would be materially and adversely affected.

Cash Flows

The following table summarizes our cash flows for the periods presented:

	For the Nine Months Ended September 30,
	2025	2024	Change
Net cash used in operating activities	$(11,132,921)	$(12,189,535)	$(1,056,614)
Net cash provided by (used in) investing activities	13,548,606	(285,067)	13,833,673
Net cash provided by (used in) financing activities	(4,129,005)	8,782,358	(12,911,363)

Cash Flows from Operating Activities

Net cash used in operating activities was approximately $11.1 million during the nine months ended September 30, 2025 compared to a net cash used in operating activities of approximately $12.2 million during nine months ended September 30, 2024. The $1.1 million decrease in cash used was primarily driven by positive cash flows from accounts receivable ($4.7 million), prepaids and other current assets ($1.7 million), accounts payable ($2.9 million), contract liabilities ($4.5 million), and contract liabilities – related parties ($1.2 million) offset by negative cash flows from a change in contract assets ($5.7 million), contract assets – related parties ($3.6 million), accrued expenses and other current liabilities – related parties ($1.4 million), increase in net loss ($9.1 million) and less stock compensation expense ($0.8 million), offset by increases in non-cash expenses for depreciation and amortization ($6.9 million) and the provision for credit losses ($0.3 million).

Cash Flows from Investing Activities

Net cash provided by investing activities was approximately $13.5 million for the nine months ended September 30, 2025, relating to the cash acquired in the acquisition of Heliogen, offset by purchases of property and equipment. Net cash used in investing activities for the nine months ended September 30, 2024 was approximately $0.3 million, relating to purchases of property and equipment.

Cash Flows from Financing Activities

Net cash used in financing activities was approximately $4.1 million for the nine months ended September 30, 2025, primarily relating to the payment of dividends to OpCo class A preferred unit holders and repayments of debt and finance leases. Net cash provided by financing activities was approximately $8.8 million for the nine months ended September 30, 2024, primarily relating to net cash acquired from the issuance of convertible preferred stock of $9.2 million offset by repayments of debt and finance leases, and distributions of stockholders.

Current Indebtedness

The Company has utilized internally generated positive cashflow to grow the business. Other than approximately $2.5 million convertible note, the Company has only approximately $0.1 million of debt on service trucks and vehicles.

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

The following table provides a reconciliation of gross profit to contribution profit for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net revenues	$23,896,448	$19,657,905	$50,782,073	$54,596,333
Cost of revenues (exclusive of depreciation and amortization):	10,053,666	9,787,350	22,127,832	30,805,155
Less: depreciation and amortization related to cost of revenues	135,393	283,326	568,415	614,272
Total gross profit	$13,707,389	$9,587,229	$28,085,826	$23,176,906

Adjustments:
Depreciation and amortization	114,054	216,550	7,757,213	798,802
Commissions expense	5,965,767	4,893,360	12,735,435	12,663,350
Total Contribution profit	$7,627,568	$4,477,319	$7,593,178	$9,714,754

Gross margin	57.4%	48.8%	55.3%	42.5%
Contribution margin	31.9%	22.8%	15.0%	17.8%

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net loss	$(1,869,472)	$(2,872,424)	$(17,868,299)	$(8,736,845)
Adjustments:
Other income, net	(165,308)	(137,508)	(300,999)	(188,329)
Interest expense	129,719	209,227	130,007	294,257
Gain on change in fair value of warrant liabilities	(124,200)	(138,000)	(691,380)	(828,000)
Income tax provision (benefit)	48,752	(44,146)	385,258	(235,352)
Stock-based compensation	2,733,674	1,503,129	6,069,014	7,101,818
Acquisition-related expenses	953,515	738,134	2,025,813	1,268,647
Depreciation and amortization	249,447	499,876	8,325,628	1,413,074
Adjusted EBITDA	$1,956,127	$(241,712)	$(1,924,958)	$89,270

Net loss margin	(7.8)%	(14.6)%	(35.2)%	(16.0)%
Adjusted EBITDA margin	8.2%	(1.2)%	(3.8)%	0.2%

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2025, as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”). As a result of this evaluation, our principal executive officer and principal financial officer have concluded that there were material weaknesses in the Company’s internal control over financial reporting, related to ineffective controls over information and communication and period end financial disclosure and reporting processes, including not timely performing certain reconciliations and the completeness and accuracy of those reconciliations, and lack of effectiveness of controls over accurate accounting and financial reporting and reviewing the underlying financial statement elements, and recording incorrect journal entries that also did not have the sufficient review and approval. The Company’s management also did not design and maintain effective controls over the calculation of earnings per share and the classification of the reinvestment of interest and dividend income in the statement of cash flows. These material weaknesses in internal control over financial reporting have been disclosed in the company’s quarterly reports on Form 10-Q for 2024 and 2025 and annual report on Form 10-K for the year ended December 31, 2024. We are still in the process of remediating, our disclosure controls and procedures continued not to be effective as of September 30, 2025. Notwithstanding the identified material weaknesses, management, including our principal executive officer and principal financial officer, believes the condensed consolidated financial statements included in this report fairly represent, in all material respects, our financial condition, results of operations and cash flows as of and for the periods presented in accordance with GAAP.

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

Item 2. Unregistered Sale of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities.

On August 11, 2025, the Company issued 677,711 shares of Zeo class A common stock to settle accrued buyside advisory fees from the Heliogen acquisition as previously disclosed in its Current Report on Form 8-K filed with the SEC on August 19, 2025.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

During the quarterly period ended September 30, 2025, none of our directors or officers (as defined in Rule 16a-1(f) promulgated under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

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

ZEO Energy Corp.

Date: November 14, 2025		/s/ Timothy Bridgewater
	Name:	Timothy Bridgewater
	Title:	Chief Executive Officer

Date: November 14, 2025		/s/ Cannon Holbrook
	Name:	Cannon Holbrook
	Title:	Chief Financial Officer