Form 10-K
period 2025-12-31
Zeo Energy Corp.
filed 2026-04-01
CIK 1865506

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

As of June 30, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the Class A common stock outstanding, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing sales price for the Class A common stock on June 30, 2025, as reported on Nasdaq, was approximately $8.0 million (based on the closing sales price of the Class A common stock on June 30, 2025 of $2.90).

As of March 27, 2026, 33,593,737 shares of Class A Common Stock, par value $0.0001, were issued and outstanding and 24,380,000 shares of Class V Common Stock, par value $0.0001, were issued and outstanding.

i

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

Unless otherwise stated in this Annual Report on Form 10-K (this “Report”), references to “we,” “us,” “our,” “Company” or “our Company” are to Zeo Energy Corp., a Delaware corporation, and its consolidated subsidiaries.

FREQUENTLY USED TERMS AND BASIS OF PRESENTATION

As used in this Report, unless otherwise noted or the context otherwise requires, references to:

●	“2024 Plan” refers to the 2024 Omnibus Incentive Equity Plan of Zeo.

●	“A&R Registration Rights Agreement” refers to the Amended and Restated Registration Rights Agreement entered into at Closing, by Zeo, the Sponsor, Piper, the holders of ESGEN Class B ordinary shares and the Sellers pursuant to which, among other things, the Sponsor, Piper, the holders of ESGEN Class B ordinary shares and the Sellers were granted certain registration rights with respect to their respective shares of Common Stock, in each case, on the terms and subject to the conditions set forth therein.

●	“affiliate” refers to, with respect to any Person, any other Person who directly or indirectly, through one or more intermediaries, controls, is controlled by, or is under common control with, such Person. The term “control” means the possession, directly or indirectly, of the power to direct or cause the direction of the management and policies of a Person, whether through the ownership of voting securities, by contract or otherwise, and the terms “controlled” and “controlling” have meanings correlative thereto.

●	“Amendment to the Letter Agreement” refers to the agreement entered into by the Sponsor, the independent directors of ESGEN and the Westwood Client Accounts, dated April 19, 2023, which was subsequently amended and restated on January 24, 2024 (as amended from time to time).

●	“Board” refers to the board of directors of Zeo.

●	“Business Combination” refers to the transactions contemplated by the Business Combination Agreement.

●	“Business Combination Agreement” refers to the Business Combination Agreement dated as of April 19, 2023, as amended by the First Amendment thereto, dated as of January 24, 2024, by and among ESGEN, Sunergy, OpCo, the Sellers, the Sponsor, for the limited purposes set forth therein, and Timothy Bridgewater, an individual, in his capacity as the Sellers Representative.

●	“Bylaws” refers to the new bylaws of Zeo adopted in connection with the Business Combination.

●	“Charter” refers to the certificate of incorporation of Zeo adopted in connection with the Business Combination.

●	“Class A Common Stock” refers to shares of Class A common stock, par value $0.0001 per share, of Zeo.

●	“Class V Common Stock” refers to shares of Class V common stock, par value $0.0001 per share, of Zeo.

●	“Closing” refers to the closing of the Business Combination.

●	“Closing Date” refers to the date on which the Business Combination closed, March 13, 2024.

●	“Common Stock” refers to the collective shares of Class A Common Stock and Class V Common Stock.

●	“Convertible OpCo Preferred Unit Conversion” refers to a Convertible OpCo Preferred Unit Optional Conversion, Convertible OpCo Preferred Unit Maturity Date Conversion, and Convertible OpCo Preferred Unit Transaction Event Conversion, collectively.

●	“Convertible OpCo Preferred Unit Dividend Payment Date” refers to the last day of March, June, September and December of each calendar year during which the Convertible OpCo Preferred Units are outstanding.

●	“Convertible OpCo Preferred Unit Maturity Date” means the date that is three (3) years following the Closing Date.

●	“Convertible OpCo Preferred Unit Maturity Date Conversion” refers to the conversion of all, but not less than all, Convertible OpCo Preferred Units into an amount of Exchangeable OpCo Units as is determined by dividing the Convertible OpCo Preferred Unit Original Issue Price plus the aggregate accumulated and unpaid Convertible OpCo Preferred Unit Accruing Dividends with respect to such Convertible OpCo Preferred Units, if any, through the date the conversion occurs, by a weighted average of the daily market price of the Class A Common Stock during the five (5) trading days prior to the date thereof, upon the Convertible OpCo Preferred Unit Maturity Date, subject to certain restrictions set forth in the OpCo A&R LLC Agreement, followed by an immediate exchange of such Exchangeable OpCo Units (together with an equal number of shares of Class V Common Stock) into an equal number of shares of Class A Common Stock.

●	“Convertible OpCo Preferred Unit Optional Conversion” refers to the conversion of all, but not less than all, Convertible OpCo Preferred Units, into an amount of Exchangeable OpCo Units as is determined by dividing the Convertible OpCo Preferred Unit Original Issue Price plus the aggregate accumulated and unpaid Convertible OpCo Preferred Unit Accruing Dividends with respect to such Convertible OpCo Preferred Units, if any, through the date the conversion occurs, by $11.00, at the option of Sponsor, subject to certain restrictions set forth in the OpCo A&R LLC Agreement, followed by an immediate exchange of such Exchangeable OpCo Units (together with an equal number of shares of Class V Common Stock) into an equal number of shares of Class A Common Stock.

●	“Convertible OpCo Preferred Unit Redemption” refers to a Convertible OpCo Preferred Unit Required Redemption and Convertible OpCo Preferred Unit Put Option Redemption, collectively.

●	“Convertible OpCo Preferred Unit Transaction Event Conversion” refers to, in the event of certain change of control transactions or qualified financings, the conversion of all, but not less than all, Convertible OpCo Preferred Units, into an amount of Exchangeable OpCo Units as is determined by dividing the Convertible OpCo Preferred Unit Original Issue Price plus the aggregate accumulated and unpaid Convertible OpCo Preferred Unit Accruing Dividends with respect to such Convertible OpCo Preferred Units, if any, through the date the conversion occurs, by $11.00, at the option of Sponsor, subject to certain restrictions set forth in the OpCo A&R LLC Agreement, followed by an immediate exchange of such Exchangeable OpCo Units (together with an equal number of shares of Class V Common Stock) into an equal number of shares of Class A Common Stock.

●	“Convertible OpCo Preferred Unit Original Issue Price” refers to $10.00.

●	“Convertible OpCo Preferred Units” refers to the Class A OpCo convertible preferred units issued to the Sponsor pursuant to the Sponsor Subscription Agreement.

●	“CST” refers to Continental Stock Transfer & Trust Company.

●	“DGCL” refers to the Delaware General Corporation Law.

●	“Domestication” refers to the continuation of ESGEN by way of domestication of ESGEN into a Delaware corporation, with the ESGEN ordinary shares becoming shares of common stock of the Delaware corporation under the applicable provisions of the Cayman Islands Companies Act (As Revised) and the DGCL; the term includes all matters and necessary or ancillary changes in order to effect such Domestication, including the adoption of the Charter consistent with the DGCL and changing the name and registered office of ESGEN.

●	“DTC” refers to Depository Trust Company.

●	“Early Lock-Up Termination” refers to the termination of the lock-up period under the Amendment to the Letter Agreement when, subsequent to Closing, the last sale price of Class A Common Stock quoted on Nasdaq is greater than or equal to $12 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a 30-consecutive trading day period commencing at least 90 days after Closing.

●	“Energy Spectrum” refers to Energy Spectrum Partners VIII LP.

●	“ESGEN” refers to ESGEN Acquisition Corporation, a former blank check company incorporated as a Cayman Islands exempt company.

●	“ESGEN Class A ordinary shares” refers to the Class A ordinary shares, par value $0.0001 per share, of ESGEN.

●	“ESGEN Class B ordinary shares” refers to the Class B ordinary shares, par value $0.0001 per share, of ESGEN.

●	“ESGEN ordinary shares” refers to ESGEN Class A ordinary shares and ESGEN Class B ordinary shares.

●	“ESGEN Private Placement Warrants” refers to the warrants to purchase ESGEN Class A ordinary shares that were issued to the Initial Shareholders in a private placement concurrently with the IPO.

●	“ESGEN Public Warrants” refers to the redeemable warrants issued in the IPO, entitling the holder thereof to purchase ESGEN Class A ordinary shares.

●	“ESGEN Share Conversion” refers to the conversion of each ESGEN Class B ordinary share into one ESGEN Class A ordinary share prior to the Domestication.

●	“ESGEN Warrants” refers collectively to the ESGEN Private Placement Warrants together with the ESGEN Public Warrants.

●	“Exchange Act” refers to the Securities Exchange Act of 1934, as amended.

●	“Exchangeable OpCo Units” refers to the Class B units of OpCo.

●	“FASB” refers to the Financial Accounting Standards Board.

●	“Heliogen” refers to Heliogen, Inc., a Delaware corporation.

●	“Initial Shareholders” collectively refers to the Sponsor, ESGEN’s former four independent directors who held ESGEN Class B ordinary shares and the Westwood Client Accounts.

●	“Investment Company Act” refers to the Investment Company Act of 1940, as amended.

●	“IPO” refers to ESGEN’s initial public offering of its ESGEN Class A ordinary shares (the “Public Shares”) and ESGEN Public Warrants pursuant to the ESGEN’s Registration Statement on Form S-1, filed with the SEC (File No. 333-252730), on September 28, 2021, and completed on October 22, 2021.

●	“Lock-Up Agreement” refers to the lock-up agreement entered into in connection with the Closing between the Sellers and Zeo.

v

●	“Mandatory Exchange” refers to Zeo’s right to require, (i) upon a Change of Control Transaction (as defined in the OpCo A&R LLC Agreement) or (ii) in the discretion of Zeo, with the consent of holders of the OpCo Units holding more than 72% of the OpCo Units (excluding OpCo Units held by Zeo), each holder of Exchangeable OpCo Units to exchange all of its Exchangeable OpCo Units.

●	“Nasdaq” refers to the Nasdaq Stock Market.

●	“OpCo” refers to ESGEN OpCo, LLC, a Delaware limited liability company.

●	“OpCo A&R LLC Agreement” refers to the Amended and Restated Limited Liability Company Agreement of OpCo.

●	“OpCo Exchange Right” refers to the rights of holders of Exchangeable OpCo Units to cause OpCo to redeem one or more of such Exchangeable OpCo Units, together with the cancellation of an equal number of shares of such holder’s Seller Class V Common Stock, for shares of Class A Common Stock on a one-for-one basis, or, at the election of Zeo (as manager of OpCo), cash.

●	“OpCo Manager Units” refers to the Class A units of OpCo issued to Zeo in connection with the Business Combination.

●	“OpCo Units” refers to the Exchangeable OpCo Units and the OpCo Manager Units, collectively.

●	“Organizational Documents” refers to the Charter and the Bylaws of Zeo.

●	“Person” means an individual, corporation, partnership, limited partnership, limited liability company, person (including, without limitation, a “person” as defined in Section 13(d)(3) of the Exchange Act), trust, association or entity or government, political subdivision, agency or instrumentality of a government.

●	“Sarbanes-Oxley Act” refers to the Sarbanes-Oxley Act of 2002.

●	“SEC” refers to the U.S. Securities and Exchange Commission.

●	“Securities Act” refers to the Securities Act of 1933, as amended.

●	“Seller Class V Common Stock” refers to a number of newly issued shares of Class V Common Stock, equal to the number of Exchangeable OpCo Units, issued to the Sellers by OpCo in exchange for the Sellers’ contribution of the Sunergy Company Interests to OpCo in connection with the Business Combination.

●	“Sellers” refers to the holders of the Sunergy Company Interests immediately prior to the Closing of the Business Combination.

●	“Sponsor” refers to ESGEN LLC, a Delaware limited liability company.

●	“Sponsor Forfeited Shares” refers to the 2,361,641 ESGEN ordinary shares forfeited by the Sponsor at Closing pursuant to the Letter Agreement Amendment.

●	“Sponsor PIPE Investment” refers to the Sponsor’s commitment to purchase an aggregate of 1,000,000 Convertible OpCo Preferred Units concurrently with the Closing at a cash purchase price of $10.00 per share, and up to an additional 500,000 Convertible OpCo Preferred Units during the six months after Closing if called for by Zeo.

●	“Sponsor PIPE Securities” refers to the 1,000,000 Convertible OpCo Preferred Units and up to an additional 500,000 Convertible OpCo Preferred Units during the six months after Closing if called for by Zeo, to be sold to the Sponsor pursuant to the Sponsor Subscription Agreement.

●	“Sponsor Subscription Agreement” refers to that certain subscription agreement, dated as of April 19, 2023, which was subsequently amended and restated on January 24, 2024, by and between ESGEN, OpCo and the Sponsor, entered into in connection with the Business Combination Agreement.

●	“Sunergy” refers to Sunergy Renewables, LLC, a Nevada limited liability company.

●	“Sunergy Company Interests” refers to the limited liability company interests of Sunergy.

●	“Sunergy Convertible Interests” refers to any options, warrants or rights to subscribe for or purchase any equity interests of Sunergy or any subsidiary of Sunergy or securities (including debt securities) convertible into or exchangeable for, or that otherwise confer on the holder any right to acquire, any equity interests of Sunergy or any subsidiary thereof.

●	“Tax Receivable Agreement” refers to the tax receivable agreement that Zeo entered into with the Sellers in connection with the Closing.

●	“TRA Holders” refers to the persons from time to time that become a party to the Tax Receivable Agreement.

●	“Trust Account” refers to the trust account of ESGEN which held the net proceeds from the IPO and certain of the proceeds received in respect of the sale of the ESGEN Private Placement Warrants, together with interest earned thereon, less amounts released to pay taxes.

●	“U.S. Holder” has the meaning set forth in “Material U.S. Federal Income Tax Considerations — U.S. Holders.”

●	“Warrants” refers to the redeemable warrants issued in the IPO, entitling the holder thereof following completion of the Domestication to purchase Class A Common Stock.

●	“Westwood Client Accounts” refers to one or more client accounts of Westwood Holdings Group, Inc., a Delaware corporation, the successor to Salient Capital Partners, LLC, a Texas limited liability company, that purchased ESGEN Class B ordinary shares and ESGEN Private Placement Warrants concurrently with the IPO.

●	“Zeo” or “Zeo Energy,” “we,” “us,” the “Company” or “our Company” refers to Zeo Energy Corp., a Delaware corporation.

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

Risks Related to Zeo’s Business

●	The solar energy industry is an emerging market which is constantly evolving and additional demand for solar energy systems may not develop to the size or at the rate expected.

●	A material reduction in the retail price of electricity charged by electric utilities or other retail electricity providers would harm Zeo’s business, financial condition and results of operations.

●	Sales and installation of solar energy systems depends heavily on suitable meteorological and environmental conditions such that, if meteorological or environmental conditions are unexpectedly unfavorable, the electricity production from Zeo’s solar service offerings may be below its expectations, and Zeo’s ability to timely deploy new systems may be adversely impacted.

●	Zeo’s business has benefited from the declining cost of solar energy and energy storage system components and may be harmed to the extent the cost of such components stabilize or increase in the future.

●	Zeo’s growth depends in part on the success of its relationships with third parties, including its equipment suppliers, contractors and dealers, including dealers who market to customers and bring the resulting solar contracts to it for fulfillment.

●	Zeo depends on a limited number of suppliers of solar energy system components and technologies to adequately meet demand for its solar energy systems and, due to the limited number of suppliers in Zeo’s industry, the acquisition of any of these suppliers by a competitor or any shortage, delay, price change, announcement or imposition of tariffs or duties or other limitation in Zeo’s ability to obtain components or technologies Zeo uses could result in sales and installation delays, cancelations and loss of customers.

●	If Zeo fails to manage its recent and future growth effectively, it may be unable to execute its business plan, maintain high levels of customer service, or adequately address competitive challenges.

●	Warranties provided by the manufacturers of equipment Zeo sells or services may be limited by the ability of a supplier and manufacturer to satisfy its warranty or performance obligations or by the expiration of applicable time or liability limits, which could reduce or void the warranty protections and increase Zeo’s costs to customers for the systems Zeo offers.

●	Technical and regulatory limitations regarding the interconnection of solar energy systems to the electrical grid may significantly delay interconnections and customer in-service dates, harming Zeo’s growth rate and customer satisfaction.

●	Zeo’s business is concentrated in certain markets, putting us at risk of region-specific disruptions, including hurricanes or other extreme weather events.

●	Zeo’s expansion into new sales channels could be costly and time-consuming, and as Zeo enters new channels, it could be at a disadvantage relative to other companies who have more history in these spaces.

●	Zeo may not realize the anticipated benefits of past or future investments, strategic transactions, or acquisitions, and integration of these acquisitions may disrupt its business and management.

●	Zeo’s rebranding involved substantial costs and may not produce the intended benefits if it is not favorably received by Zeo’s customers, contractors and dealers.

●	Zeo has previously been, and may in the future be, subject to regulatory inquiries and litigation, all of which are costly, distracting to its core business and could result in an unfavorable outcome, or a material adverse effect on its business, financial condition, results of operations, or the trading price of our securities.

●	Zeo’s business currently depends on the availability of utility rebates, tax credits and other benefits, tax exemptions and exclusions, and other financial incentives on the federal, state, and/or local levels that may be adversely affected by changes in, and application of these laws or other incentives to Zeo, and the expiration, elimination or reduction of these benefits could adversely impact Zeo’s business.

●	Zeo relies on certain utility rate structures, such as net metering, to offer competitive pricing to customers, and changes to those policies may significantly reduce demand for Zeo’s solar energy systems.

●	Electric utility policies, statutes, and regulations and changes to such statutes or regulations may present technical, regulatory and economic barriers to the purchase and use of Zeo’s solar energy offerings that may significantly reduce demand for such offerings.

●	If we are unable to effectively manage Heliogen’s business, our reputation and operating results may be harmed.

Risks Related to Zeo and Ownership of Zeo Securities

●	Sales, or the perception of sales, of a substantial number of our securities in the public market by our existing securityholders could cause the price of our shares of Class A Common Stock and Warrants to fall.

●	Certain existing securityholders purchased, or may purchase, securities in the Company at a price below the current trading price of such securities, and may experience a positive rate of return based on the current trading price. Future investors in the Company may not experience a similar rate of return.

●	Our management team has limited experience managing a public company, and regulatory compliance obligations may divert its attention from the day-to-day management of our businesses.

●	We incur significant costs as a result of operating as a public company.

●	We have identified material weaknesses in our internal controls over financial reporting. If we are unable to remediate these material weaknesses, if management identifies additional material weaknesses in the future or if we otherwise fail to maintain effective internal controls over financial reporting, we may not be able to accurately or timely report our financial position or results of operations, which may adversely affect our business and stock price or cause our access to the capital markets to be impaired.

●	Nasdaq may delist Zeo’s securities from trading on its exchange.

●	An active, liquid market for Zeo’s securities may not develop, which would adversely affect the liquidity and price of Zeo’s securities.

●	Warrants issued in the IPO are exercisable for Class A Common Stock, which would increase the number of shares eligible for future resale in the public market and result in dilution to the stockholders of Zeo.

●	Zeo may redeem unexpired Warrants prior to their exercise at a time that is disadvantageous for holders of Warrants.

●	We are a holding company. Our only material asset is our equity interest in OpCo, and we are accordingly dependent upon distributions from OpCo to pay taxes, make payments under the Tax Receivable Agreement and cover our corporate and other overhead expenses.

●	If OpCo were to become a publicly traded partnership taxable as a corporation for U.S. federal income tax purposes, we and OpCo might be subject to potentially significant tax inefficiencies, and we would not be able to recover payments previously made by us under the Tax Receivable Agreement even if the corresponding tax benefits were subsequently determined to have been unavailable due to such status.

●	In certain cases, payments under the Tax Receivable Agreement may be accelerated and/or significantly exceed the actual benefits that Zeo realizes in respect of the tax attributes subject to the Tax Receivable Agreement.

●	Future sales (including potential sales of securities to White Lion pursuant to the White Lion Purchase Agreement), or the perception of future sales, by us or our stockholders in the public market could cause the market price for the common stock to decline.

x

PART I

ITEM 1. BUSINESS.

Mission

Our company and personnel are passionate about delivering cost savings and increased independence and reliability to energy consumers. Our mission is to expedite the U.S.’ transition to renewable energy by offering our customers an affordable and sustainable means of achieving energy independence.

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

We were originally incorporated under the name “ESGEN Acquisition Corp.” as a blank check company incorporated as a Cayman Islands exempted company and formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization, or similar business combination with one or more businesses. As discussed in this section, we completed a business combination with Sunergy Renewables, LLC, a Nevada limited liability company, which we refer to as Sunergy, on March 13, 2024 and changed our name to “Zeo Energy Corp.”

Sunergy was created through a business contribution of Sunergy Solar LLC (“Sunergy Solar”) and Sun First Energy, LLC (“Sun First Energy”) to Sunergy on October 1, 2021, which we refer to as the Contribution. Sunergy Solar, formed in 2005, and initially focused on providing heating, ventilation and air conditioning products and services in Florida, later expanded into installing residential solar energy systems sold directly by the company and third-party sales dealerships. Sun First Energy was established in 2019, and, from its formation to the date of the Contribution, it sold residential solar energy systems in Florida that were installed by other companies. Prior to the Contribution, Sunergy Solar and Sun First Energy had collaborated on residential solar energy system installations and shared a commitment to quality, integrity and customer satisfaction. The Contribution established our vertically integrated company offering residential solar energy solutions. Many of our solar energy system customers also purchase other energy efficiency-related equipment or services or roofing services from us.

In January 2022, we began selling and installing residential solar energy systems and other energy efficiency-related equipment in Texas, in January 2023, we expanded into Arkansas, in September 2023, we entered Missouri, and in February 2024, we entered Ohio and Illinois. In 2025, we expanded our services in California, Colorado, Minnesota, Utah, and Virginia. In November 2024, we also began serving customers for whom Lumio HX, Inc. (as described under Recent Developments below) had begun but not completed residential energy systems prior to completion of its bankruptcy, primarily in California, Maryland, New Jersey, North Carolina, Oklahoma, and South Carolina. The number of our installations, sales support, and administrative personnel was approximately 190 as of December 31, 2024.

Recent Developments

White Lion Transaction

On January 27, 2026, we entered into the Common Stock Purchase Agreement (the “White Lion Purchase Agreement”) with White Lion. We also entered into a Registration Rights Agreement with White Lion on January 27, 2026 (the “RRA”). Pursuant to the White Lion Purchase Agreement, the Company has the right, but not the obligation, to require White Lion to purchase, from time to time, up to $30.0 million in aggregate gross purchase price of newly issued shares of our Class A Common Stock, subject to certain limitations and conditions set forth in the White Lion Purchase Agreement. Subject to the satisfaction of certain customary conditions, the Company’s right to sell shares to White Lion commenced on the date of the execution of White Lion Purchase Agreement and extends until the earlier of (i) White Lion having purchased shares of Class A Common Stock equal to $30.0 million and (ii) January 27, 2029 (the “White Lion Commitment Period”).

During the White Lion Commitment Period, subject to the terms and conditions of the White Lion Purchase Agreement, the Company may notify White Lion when the Company exercises its right to sell shares of its Class A Common Stock. The Company may deliver a Rapid Purchase Notice (as such term is defined in the White Lion Purchase Agreement), where the Company can require White Lion to purchase up to a number of shares of Class A Common Stock equal to the 20% of Average Daily Trading Volume (as such term is defined in the White Lion Purchase Agreement). The Company may also deliver a Accelerated Purchase Notice (as such term is defined in the White Lion Purchase Agreement), where the Company may require White Lion to purchase up to a number of shares of Class A Common Stock equal to 20% of the Average Daily Trading Volume. White Lion may waive such limits under any notice at its discretion and purchase additional shares.

The price to be paid by White Lion for any shares that the Company requires White Lion to purchase will depend on the type of purchase notice that the Company delivers. For shares being issued pursuant to Accelerated Purchase Notice, the purchase price per share will be equal to the lowest traded price of Class A Common Stock during one (1) hour period following the White Lion’s written consent of the acceptance of the notice. For shares being issued pursuant to a Rapid Purchase Notice, the purchase price per share will be equal to the average of the three (3) lowest traded prices on the date that the notice is delivered.

No purchase notice shall result in White Lion beneficially owning (as calculated pursuant to Section 13(d) of the Exchange Act and Rule 13d-3 thereunder) more than 4.99% of the number of shares of the Class A Common Stock outstanding immediately prior to the issuance of shares of Class A Common Stock issuable pursuant to a purchase notice.

The Company may deliver purchase notices under the White Lion Purchase Agreement, subject to market conditions, and in light of our capital needs, from time to time and under the limitations contained in the White Lion Purchase Agreement. Any proceeds that the Company receives under the White Lion Purchase Agreement are expected to be used for working capital and general corporate purposes.

The White Lion Purchase Agreement may be terminated by the Company at any time and for any reason, in its sole discretion, subject to the Company having delivered the applicable Commitment Shares (as defined below). The White Lion Purchase Agreement will also terminate automatically upon the earlier of the expiration of the White Lion Commitment Period or the occurrence of certain bankruptcy or insolvency-related events involving the Company.

In consideration for the commitments of White Lion, as described above, the Company is contractually committed to issue to White Lion $100,000 worth of Class A Common Stock (the “Commitment Shares”). The Commitment Shares are deemed fully earned and non-refundable as of the execution date of the White Lion Purchase Agreement; however, if the White Lion Purchase Agreement is terminated by the Company as a result of a material breach by White Lion, the Company may pursue all remedies available at law or in equity, including reimbursement or recovery of such Commitment Shares, to the extent permitted by applicable law.

Concurrently with the White Lion Purchase Agreement, the Company entered into the RRA with White Lion. The Purchase Agreement and the RRA contain customary representations, warranties, conditions and indemnification obligations of the parties. The representations, warranties and covenants contained in such agreements were made only for purposes of such agreements and as of specific dates, were solely for the benefit of the parties to such agreements and may be subject to limitations agreed upon by the contracting parties.

White Horse Energy Transaction

On January 30, 2026, Sunergy, a subsidiary of the Company, increased the subordinated loan in the form of note receivable with White Horse Energy, LLC from $3.0 million to $6.15 million under the same terms as the original note.

Products and Services

Residential Solar Energy Systems

Zeo Energy’s primary business activity is selling and installing residential solar energy systems that homeowners use to supplement the amount of usable electricity required to power their homes. We currently operate primarily in Florida, Texas, Arkansas, Missouri, Ohio, and Illinois, and have begun offering solutions and services in California, Colorado, Minnesota, Utah, and Virginia. We are additionally serving customers for whom Lumio HX, Inc. had begun but not completed residential energy systems prior to completion of its bankruptcy, in Maryland, New Jersey, North Carolina, Oklahoma, and South Carolina.

Other Energy Efficient Equipment and Services

In 2025, approximately 5% of our customers purchased one or more energy efficient products or services, including insulation services, such as adding insulation to a home’s attic or walls, hybrid electric water heaters or swimming pool pumps, and battery-based energy storage systems.

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

Internal Direct Sales Force

We have established an internal team of sales agents that markets and sells directly to customers through door-to-door sales approaches. The team included approximately 260 sales agents as of both December 31, 2025 and December 31, 2024. Our sales agents are engaged through full-time contracts lasting from April through August, which is our primary selling season. Sales made through our internal sales team have lower customer acquisition costs than sales sourced through our external dealers. In 2025, approximately 89% of the total systems we installed were sold through our internal sales team.

Sales Through External Dealers

We also install systems sold by external sales dealers that act as our sales representatives with potential customers. The number of active dealers that have entered into a current arrangement to sell our solar panel systems was approximately 10 as of December 31, 2025 compared to approximately 20 as of December 31, 2024. The percentage of sales that originate with our external dealers increases during the fall and winter months when our internal sales efforts are diminished. We provide field support and training to these dealers on our sales offerings, sales processes and other business processes, including our software sales platform.

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

Purchase Contracts and Financed Sales. For the year ended December 31, 2025, approximately 8% of our customers who purchased residential solar energy systems from us entered into a loan arrangement with a third party to finance the purchase over an extended period of time. The loan agreement between the customer and the third-party lender typically has a repayment term of between 7 and 25 years and requires the customer to pay either a minimal or no down payment. The lender pays us our portion of the purchase payment after completion of system installation.

Purchase Contracts and Cash Sales. For the year ended December 31, 2025, an immaterial amount of our orders were from customers paying in cash for the purchase of residential solar energy systems. For those sales, our purchase contract typically requires the customer to pay 25% of the purchase price upon execution of the purchase agreement, 50% when we begin installation, and the final 25% on the last day of installation. Installation is usually commenced and completed either in a single day or within several days.

System Leases. In December 2022, we launched a program offering customers the option of leasing our solar energy systems from third-party leasing companies. The customer agrees to pay the leasing company a predetermined monthly fee for the electricity produced by the residential solar energy system. As of December 31, 2025, approximately 74% of the systems we installed in 2025 are leased by the customer. The lease term between the leasing company and the customer is 25 years. The customer agrees to pay the leasing company a predetermined monthly fee for the electricity produced by the solar energy system. The monthly fee generally increases annually over the lease term at a predetermined rate, and the customer typically has the option to renew the lease for five to ten years. The potential advantage to the customer of a lease agreement is that a third-party owner of the residential solar energy system may take more advantage of available government tax incentives for solar energy production, which may allow them to lease the system to the customer at monthly rates that are lower for the customer than if the customer were financing its own purchase of the system. We installed the first leased solar energy system in April 2023 and during the year ended December 31, 2025, we installed approximately 1,550 leased solar energy systems. In the lease model offered to our customers, the third-party leasing company contracts with the homeowner customer to install a solar energy system owned by the leasing company and leased to the customer. The leasing company contracts with Zeo to purchase system equipment and install the solar energy system. Some leasing companies may contract with Zeo to maintain and service the system on the leasing company’s behalf during the life of the lease.

Approximately 19% of Zeo’s customers who have entered into leasing agreements have done so with third-party leasing companies established and managed by White Horse Energy, LC (“White Horse Energy”), a holding company of which Mr. Bridgewater, Zeo’s Chairman and Chief Executive Officer is the owner and manager. Subject to investor and customer demand, White Horse Energy intends to attract more investors to form third-party leasing companies. No assurance can be given that White Horse Energy will be able to do so or that arrangements can be made with other funds to act as lessors of Zeo’s solar energy systems in the future. Zeo has entered into leasing arrangements with several other unrelated third parties to offer customers a choice of purchase or lease options, and continues to explore similar arrangements with other unrelated third-parties.

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

While we procure products and components from multiple suppliers and distributors to reduce the likelihood that we experience an inability to procure those products and components, the primary supplier from which we purchase the equipment that we install is Consolidated Electrical Distributors, Inc. (d/b/a Greentech Renewables) (“Greentech”). Greentech also provides us inventory management services by holding equipment in its inventory until it delivers directly to the customer site for installation. We purchase from Greentech through a credit agreement under which Greentech extends us credit for purchases, and we are obligated to make payments by the 15th day of the month following each purchase. A purchase discount is available for early cash payment, and a service charge of 1.5% per month can be assessed for payments made more than 30 days after the invoice date. Our agreement with Greentech does not require either party to continue to conduct new business with the other party. During 2025, we purchased approximately 46% of the equipment that we installed through Greentech. We believe our relationship with Greentech, and the volume of business we do through them, has established us as a preferred customer and enables us to procure components at attractive terms. If our relationship with Greentech were to be terminated, there are other distributors of the same or similar equipment, and we believe we could readily obtain supplies from those other distributors, though they may take some time to develop the efficient logistics system Greentech employs now on our behalf delivering products to the customer installation sites.

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

We have previously experienced price increases and temporary supply delays resulting from multiple market phenomena. The majority of the solar panels and other major system equipment components that we install are manufactured outside of the United States. Government tariffs on solar energy equipment, including tariffs placed on solar equipment manufactured in China, have also contributed to higher prices on solar equipment. Additionally, Russia’s war against Ukraine caused price and supply pressure on solar energy equipment, as the war has impacted fuel prices and has led to increased demand in European markets for solar energy equipment as consumers and governments in Europe have sought to establish greater energy independence. From 2020 through 2022, we experienced periods of temporary delay in obtaining supplies. We believe these delays reduced the number of installations in comparison to what we would have been able to install without the delays. In 2023 and 2024, we did not experience appreciable delays in supply. Following new tariffs introduced by the U.S. government in April 2025, as further detailed below, we expect to experience an increase in prices for solar system equipment. We have not experienced consequent delays in procuring equipment, but such delays may occur.

For more information on risks related to our supply chain, see “Risk Factors — Risks Related to Zeo Energy’s Operations — Due to the limited number of suppliers in our industry, the acquisition of any of these suppliers by a competitor or any shortage, delay, price change, announcement and imposition of tariffs or duties or other limitation in our ability to obtain components or technologies we use could result in sales and installation delays, cancellations and loss of customers” and “Risk Factors — Risks Related to Zeo Energy’s Operations — Increases in the cost or reductions in supply of solar energy system and energy storage system components due to tariffs or trade restrictions announced or imposed by the U.S. government could have an adverse effect on our business, financial condition and results of operations.”

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

Strategy

We plan to increase our market impact and grow our revenue and profits by pursuing the following strategic objectives:

Expand our operations into additional geographic markets. We plan to continue to expand in new geographic markets, both organically and through strategic M&A, considering factors such as the rates consumers pay for electricity, where favorable net metering policies or cost incentives exist, the percentage of the addressable residential market that already has residential solar energy systems, and where we believe the market is not already oversaturated with competitors.

Increase capacity for efficient growth by investing in people and systems. In 2025, we experienced a decrease in sales and installations that generally affected the solar industry during the same period. Prior to 2025, we have generally increased the number of solar energy systems we sell and install by growing and training our internal seasonal sales force, and we plan to continue to do so, as well as increasing our number of external dealers. We have also grown and plan to continue growing our installation capacity in markets we serve by hiring and training more skilled technicians and investing in technology. Where we do not yet have installation teams in place, we plan to continue to collaborate with subcontractors to fulfill our installation needs.

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

Diversify operations through acquisition. In August of 2025, we acquired Heliogen, Inc. (“Heliogen”). Heliogen had an expertise around commercial and utility scale long-duration storage solutions. We have retained a team of engineers to pursue opportunities to implement solar and long-duration storage solutions starting with data centers. We will continue to look for acquisition opportunities to grow and diversify the company.

Strengths

Lean Business Model. We have a lean business model that supported revenue growth and net income in each of the four years prior to 2024. During 2024 and 2025, in the face of a challenging economic environment across the residential solar industry, we believe our lean cost structure has enabled us to manage operating expenses and preserve liquidity while continuing to invest in our growth initiatives.

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

Heliogen

Heliogen is a renewable energy technology company focused on delivering round-the-clock, low-carbon U.S. energy production, using concentrated sunlight and thermal energy storage to deliver cost-effective, load-following, high-capacity factor thermal and electric energy.

Heliogen continues to prioritize commercial deployment of its energy solutions with a technology-centric business model, by focusing on:

●	the development and implementation of its enhanced concentrated solar energy technology and thermal energy storage;

●	providing engineering, maintenance and project development support to third parties seeking reliable, low-carbon energy and storage solutions;

●	supporting owner-operators to deploy Heliogen’s technology (Heliogen will partner with engineering, procurement and construction companies for facility construction); and

●	the long-term, licensing of Heliogen’s intellectual property and providing engineering and maintenance support to third parties interested in manufacturing and installing the hardware.

Products & Services

Heliogen has developed innovations for concentrating sunlight which Heliogen believes enhance the fundamentally proven chassis technology for efficiently and cost-effectively capturing energy. Heliogen is among the leading technology providers capable of delivering cost-effective renewable energy solutions that complement traditional energy sources and facilitate a pragmatic reduction of carbon emissions for industrial operations.

Without storage, energy generation by traditional forms of renewable power such as wind and solar photovoltaic (“PV”) can rapidly fluctuate between over-supply and under-supply depending upon resource availability. As the grid penetration of intermittent resources increases, these fluctuations may become more extreme. Concentrated solar energy technology can address this challenge by integrating thermal energy storage, which is an integral part of Heliogen’s hybrid power solution. This stored energy can then be dispatched when needed, including during times without sunlight, to cost-effectively deliver near 24/7 carbon-free energy in the form of electric power and/or heat.

The energy solutions Heliogen offers are:

●	Hybrid & Tri-Brid Low-Carbon Power Generation — Heliogen’s hybrid approach integrates a steam turbine generator with CSP, PV and long-duration (thermal) energy storage (“LDES”) to achieve low-carbon emissions for electricity production, combining sustainability with practicality, while maintaining a low-cost solution. Heliogen’s tri-brid approach further integrates a natural gas-fired system capable of delivering up to 100% firm power for mission critical operations.

●	Carbon-Free Steam Production — This baseline solution produces heat or steam for use in industrial processes, eliminating carbon emissions through innovative technology.

The use of molten salt has been successfully demonstrated as a heat transfer and thermal energy storage medium in CSP plants worldwide, and is recognized as a mature, commercially deployable technology. Modern installations incorporate CSP, PV and thermal energy storage — which Heliogen refers to as its hybrid power solution. This hybrid power solution leverages the low cost of electricity generated by PV during the day and the cost-effective LDES during the night for dispatchable, near-continuous operation.

For near-term projects, Heliogen’s designs aim to improve upon this established approach in two ways. First, Heliogen utilizes a modular architecture, deploying multiple smaller towers per project instead of a single large tower. This streamlines project engineering by allowing for smart replication across multiple projects, while enhancing efficiencies, improving land utilization, and providing redundancy for greater operational reliability and uptime. Second, Heliogen’s closed-loop software is designed to detect optical inaccuracies and automatically correct them, substantially improving upon the efficiency of existing CSP plants worldwide. Using Heliogen’s software on heliostats at the National Solar Thermal Test Facility (NSTTF) corrected the aim of the heliostats and reduced tracking error substantially compared to the current industry benchmark. The software also measures the alignment of the mirror facets to improve beam quality. The software’s automated correction of heliostat pointing inaccuracies is expected to reduce operational and maintenance costs by reducing the need for offline calibration and continuously optimizing system efficiency for maximum sunlight collection.

Concentrated solar energy technology is fundamentally a thermal energy collection system, which Heliogen believes is particularly well-suited to meeting the energy needs of industrial processes. For example, many industrial facilities use steam to supply energy to their process. Heliogen’s solution, in the form of a steam plant, can supply steam nearly 24/7 by collecting thermal energy while the sun is shining, storing it in a thermal energy storage system, and using that thermal energy to supply heat to a boiler when the industrial process needs steam.

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

For more information on risks relating to government tariffs, duties or trade restrictions, see “Risk Factors — Risks Related to Zeo Energy’s Operations — Increases in the cost or reduction in supply of residential solar energy system and energy storage system components due to tariffs or trade restrictions announced or imposed by the U.S. government could have an adverse effect on our business, financial condition and results of operations.”

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

Government Incentives

There are U.S. federal, state and local governmental bodies that provide incentives to owners, distributors, installers and manufacturers of solar energy systems and energy storage systems, to promote solar energy and energy resilience. These incentives include tax credits offered by the federal government under, among others, the Energy Policy Act of 2005, as amended, and the IRA, as amended by the new Pub. L. No. 119-21, as well as other tax credits, rebates and SRECs associated with solar energy generation. Commercial taxpayers, including solar energy system owners and tax-equity partners, may claim a federal investment tax credit equal to 30% of eligible project costs for solar and energy storage facilities that meet certain requirements. Under the terms of the new Pub. L. No. 119-21, for solar energy systems this credit will phase out and no longer be available for installations completed after December 31, 2027, with some exceptions, and higher domestic content percentages will be required for projects to qualify for the full credit. Qualified energy storage solutions are eligible for credits on projects starting construction by December 31, 2032.

Our business model also may benefit from tax exemptions offered at the state and local levels. For example, some states have property tax exemptions that exempt the value of residential solar energy systems in determining values for calculation of local and state real and personal property taxes, and there are some state and local tax exemptions that apply to the sale of equipment. State and local tax exemptions can have sunset dates or triggers for loss of the exemption, and the exemptions can be changed by state legislatures and other regulators.

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

Employees and Human Capital Management

As of December 31, 2025, we had approximately 190 full-time employees that work year-round processing orders, installing and servicing systems and fulfilling administrative tasks. We also engage sales agents as independent contractors as described in “Business - Internal Direct Sales Force” above. None of our employees are covered by collective bargaining agreements, and we have not experienced any work stoppages due to labor disputes.

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

Change of Accountants of Zeo Energy

Change in Independent Registered Accounting Firm April 2024

In connection with the closing of the Business Combination, Grant Thornton LLP (“GT”) became the independent registered public accounting firm for Zeo Energy. On April 16, 2024 (the “Dismissal Date”), Zeo Energy dismissed BDO USA P.C. (“BDO”) as the independent registered public accounting firm for Zeo Energy. The dismissal was approved by Zeo Energy’s Audit Committee. The change in independent registered public accounting firm is not the result of any disagreement with BDO.

BDO’s audit reports on the financial statements as of December 31, 2023 and 2022 of Zeo Energy did not provide an adverse opinion or disclaimer of opinion to Zeo Energy’s financial statements, nor did it modify its opinion as to uncertainty, audit scope or accounting principles, except that such reports contained an explanatory paragraph regarding Zeo Energy’s ability to continue as a going concern.

For Zeo Energy’s two most recent fiscal years, and in the subsequent interim period through the Dismissal Date, there were (i) no “disagreements” within the meaning of Item 304(a)(1)(iv) of Regulation S-K and the related instructions between Zeo Energy and BDO on any matters of accounting principles or practices, financial statement disclosures or auditing scope or procedures which, if not resolved to BDO’s satisfaction, would have caused BDO to make reference thereto in its reports on the financial statements of Zeo Energy for such periods, and (ii) no “reportable events” (as defined in Item 304(a)(1)(v) of Regulation S-K), except that material weaknesses in internal control over financial reporting were identified. Specifically, we did not design and maintain an effective control environment to prevent or detect material misstatements to the financial statements. We lacked a sufficient complement of personnel with an appropriate level of internal controls and accounting knowledge, training and experience commensurate with our financial reporting requirements. Our management did not design and maintain effective controls over the calculation of earnings per share (as disclosed in our 2023 and 2022 Annual Report on Form 10-K, and our September 30, 2023 and 2022, June 30, 2023 and 2022, and March 31, 2023 and 2022 Form 10-Qs), and classification of the reinvestment of interest and dividend income in the Trust Account in the statement of cash flows (as disclosed in our 2023 and 2022 Annual Report on Form 10-K, and our September 30, 2023, June 30, 2023, and March 31, 2023 Form 10-Qs).

On the same date as the Dismissal Date, on April 16, 2024, as recommended and approved by Zeo Energy’s Audit Committee, Zeo Energy engaged GT as Zeo Energy’s independent public accounting firm to audit Zeo Energy’s consolidated financial statements for the fiscal year ending December 31, 2024 and to review Zeo Energy’s quarterly consolidated financial statements for each of the quarters ending April 30, 2024, June 30, 2024, and September 30, 2024. GT previously served as the independent registered public accounting firm of Sunergy prior to the Closing.

For Zeo Energy’s two most recent fiscal years, and in the subsequent interim period through the Dismissal Date, neither Zeo Energy nor anyone on its behalf consulted with GT regarding: (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on Zeo Energy’s financial statements, and neither a written report nor oral advice was provided to Zeo Energy that GT concluded was an important factor considered by Zeo Energy in reaching a decision as to any accounting, auditing or financial reporting issue; or (ii) any matter that was either the subject of a disagreement (as defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions) or a reportable event (as described in Item 304(a)(1)(v) of Regulation S-K).

Change in Independent Registered Public Accounting Firm October 2025

On October 31, 2025, the Audit Committee and the Board, after discussion with the management of the Company, approved the dismissal of GT, the Company’s independent registered public accounting firm, and approved the appointment of Tanner as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2025, effective immediately.

GT’s reports on the Company’s consolidated financial statements as of and for the fiscal years ended December 31, 2024 and 2023 did not contain any adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principles.

During the period from April 16, 2024, the date GT was appointed, to October 31, 2025, the date of dismissal, there were no (a) disagreements (as defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions) with GT on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of GT, would have caused GT to make reference to such disagreement in its report on the Company’s consolidated financial statements for the relevant year or (b) “reportable events” (as defined in Item 304(a)(1)(v) of Regulation S-K and the related instructions), except that there were material weaknesses in the Company’s internal control over financial reporting, related to ineffective controls over information and communication and period end financial disclosure and reporting processes, including not timely performing certain reconciliations and the completeness and accuracy of those reconciliations, and lack of effectiveness of controls over accurate accounting and financial reporting and reviewing the underlying financial statement elements, and recording incorrect journal entries that also did not have the sufficient review and approval. The Company’s management also did not design and maintain effective controls over the calculation of earnings per share and the classification of the reinvestment of interest and dividend income in the statement of cash flows. These material weaknesses in internal control over financial reporting have been disclosed in the company’s quarterly reports on Form 10-Q for 2024 and 2025 and annual report on Form 10-K for the year ended December 31, 2024. The Audit Committee discussed the subject matter of each of these reportable events with GT, and the Company authorized GT to respond fully to the inquiries of the successor auditor concerning the subject matter of each of these reportable events.

During the fiscal years ended December 31, 2024 and 2023, and the subsequent interim period through October 31, 2025, the Company did not consult with Tanner regarding the application of accounting principles to a specific completed or contemplated transaction or regarding the type of audit opinions that might be rendered by Tanner on the Company’s financial statements, and Tanner did not provide any written or oral advice that was an important factor considered by the Company in reaching a decision as to any such accounting, auditing or financial reporting issue.

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

At the international level, the United Nations-sponsored Paris Agreement requires member states, including the United States, to submit non-binding, individually-determined greenhouse gas reduction goals known as “Nationally Determined Contributions” every five years after 2020. Former President Joe Biden committed the United States to a goal of reducing greenhouse gas emissions by 50 – 52% below 2005 levels by 2030, a target consistent with the Paris Agreement’s goal of “net-zero” greenhouse gas emissions by 2050. In contrast to the stated goals of President Biden’s administration, the administration of the newly-elected President Donald Trump, is less likely to create or support incentives to reduce greenhouse gas emissions. In January the newly-elected President Trump announced the United States will exit the Paris Agreement. As a result, support from the U.S. government for addressing climate change is likely to decrease, and as a result, consumer demand for clean energy may decrease. Additional international agreements or any legislation, regulation, or executive action within the U.S. addressing climate change, including any climate-related disclosure requirements and legislation or regulation.

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

We also compete with solar companies that are marketed to potential customers by dealers, and we may also face competition from new entrants into the market as a result of the passage of the Inflation Reduction Act of 2022 (the “IRA”) and its impacts and benefits to the solar industry. Some of these competitors specialize in the distributed solar energy market and some may provide energy at lower costs than we do. Some of our competitors offer or may offer similar services and products as we do, such as direct outright sales of solar energy systems. Many of our competitors also have significant brand name recognition, lower barriers to entry into the solar market, greater capital resources than we have and extensive knowledge of our target markets. In addition, some of our competitors have an established business of providing construction, electrical contracting, or roofing services.

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

We purchase solar panels, inverters, energy storage systems and other system components and instruments from a limited number of suppliers, qualified and approved by our engineering and design teams, making us susceptible to quality issues, shortages and price changes that may occur in the supply chain. There are a limited number of suppliers of solar energy system components, instruments and technologies, and our ability to obtain components or technologies we use could be affected by circumstances beyond our control, including:

●	Industry-wide shortages of key components and instruments, including batteries and inverters, in times of rapid industry growth. The manufacturing infrastructure for some of these components has a long lead-time, requires significant capital investment and relies on the continued availability of key commodity materials, potentially resulting in an inability to meet demand for these components. The solar industry is currently experiencing rapid growth and, as a result, shortages of key components or instruments, including solar panels, may be more likely to occur, which in turn may result in price increases for such components. Even if industry-wide shortages do not occur, suppliers may decide to allocate key components or instruments with high demand or insufficient production capacity to more profitable customers, customers with long-term supply agreements or customers other than us. As a result, our ability to originate solar energy systems and energy storage systems may be reduced.

●	Natural disasters and other events beyond our control (such as earthquakes, wildfires, flooding, hurricanes, freezes, tsunamis, typhoons, volcanic eruptions, droughts, tornadoes, power outages or other natural disasters, the effects of climate change and related extreme weather, public health issues and pandemics, war, terrorism, government restrictions or limitations on trade, impediments to international shipping and geopolitical unrest and uncertainties).

●	Human rights and forced labor issues in foreign countries and the U.S. government’s response to them. In particular, the withhold release order issued by U.S. Customs and Border Protection in June 2021 applicable to certain silica-based products manufactured in the Xinjiang Uyghur Autonomous Region (“XUAR”) of China, and any other allegations regarding forced labor in China and U.S. trade regulations to prohibit the importation of any goods derived from forced labor, has affected and may continue to affect our operations. Further, the Uyghur Forced Labor Prevention Act (“UFLPA”) that former President Biden signed into law on December 23, 2021, which took effect on June 21, 2022, has affected and may continue to affect our supply chain and operations. Intensive examinations, withhold release orders, and related governmental procedures have resulted in supply chain and operational delays throughout the industry. These and other similar trade restrictions that may be imposed in the future could cause delivery and installation delays and restrict the global supply of polysilicon and solar products. While we believe the items described above have contributed to price increases for components that we purchase, we believe that these increases to the cost of our components were also due to a combination of other factors including supply chain constraints, increased demand for solar systems in the U.S. and Europe, rising inflation, and higher labor, material, and shipping costs. We do not have information that allows us to quantify the specific amount of price increases attributable to the tariffs and trade regulations described. For more information regarding UFLPA and risks related thereto, see “Risk Factors — Increases in the cost or reduction in supply of solar energy system and energy storage system components due to tariffs or trade restrictions announced or imposed by the U.S. government could have an adverse effect on our business, financial condition and results of operations.”

●	Russia’s war on Ukraine. We do not materially rely directly or indirectly on goods or services sourced in Russia, Ukraine or Belarus, or have any material business relationships, connections to, or assets in, Russia, Belarus, or Ukraine. While we believe Russia’s war on Ukraine has contributed to price increases for components that we purchase, we believe that the increases to the cost of our components were also due to a combination of other factors, including supply chain constraints, tariffs and trade regulations, increased demand for solar systems in the U.S. and Europe, U.S. tariffs, rising inflation, and higher labor, material, and shipping costs. We do not have information that allows us to quantify the specific amount of price increases attributable to Russia’s war on Ukraine.

●	Disruptions to global shipping. Historically, we have relied on foreign suppliers and manufacturers for a number of solar energy system components, instruments and technologies that we purchase. Our success in the future may be dependent on our ability to import or transport such products from overseas vendors in a timely and cost-effective manner. We may rely heavily on third parties, including ocean carriers and truckers, both of which are experiencing disruptions, shortages and rate increases, in that process. The global shipping industry has experienced and may continue to experience ocean shipping disruptions, trucking shortages, increased ocean shipping rates and increased trucking and fuel costs. There has been and may in the future be a shortage of shipping capacity from China and other parts of Asia, among other regions, and as a result, our receipt of imported products may be disrupted or delayed. The shipping industry has also experienced issues with port congestion and pandemic-related port closures and ship diversions. The global shipping industry also experienced unprecedented increases in shipping rates from the trans-Pacific and other ocean carriers due to various factors, including limited availability of shipping capacity. In 2024 and 2025, we did not experience any appreciable delays in supply. We may find it necessary to rely on an increasingly expensive spot market and other alternative sources to make up any shortfall in shipping needs.

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

Our primary supplier is Consolidated Electrical Distributors, Inc. (d/b/a Greentech Renewables) (“Greentech”), from which we purchased at least approximately 46% of the equipment that we installed in 2025. If Greentech or one or more of our other suppliers we rely upon to meet anticipated demand (i) ceases or reduces production due to its financial condition, acquisition by a competitor or otherwise, (ii) is unable to increase production as industry demand increases, (iii) raises their prices to an extent that cannot be passed on to our customers without affecting demand or (iv) is otherwise unable to allocate sufficient production to us, it may be difficult to quickly identify alternative suppliers or to qualify alternative products on commercially reasonable terms. As a result, our ability to satisfy demand may be adversely affected.

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

The installation and ongoing operations and maintenance of solar energy systems and energy storage systems requires our employees or those of third-party contractors to work with complicated and potentially dangerous electrical systems and/or at potentially dangerous heights. The evaluation and modification of buildings as part of the installation process requires these individuals to work in locations that may contain potentially dangerous levels of asbestos, lead, mold or other materials known or believed to be hazardous to human health. We also maintain large fleets of vehicles that these employees use in the course of their work. There is substantial risk of serious illness, injury, or death if proper safety procedures are not followed. Our operations are subject to regulation under the U.S. Occupational Safety and Health Act (“OSHA”), Department of Transportation (“DOT”) regulations, and equivalent state laws. Changes to such regulatory requirements, or stricter interpretation or enforcement of existing laws or regulations, could result in increased costs. If we fail to comply with applicable workplace safety and health regulations, even if no work-related serious illness, injury, or death occurs, we may be subject to civil or criminal enforcement and be required to pay substantial penalties, incur significant capital expenditures, or suspend or limit operations. Any accidents, citations, violations, illnesses, injuries or failure to comply with industry best practices may subject us to adverse publicity, damage our reputation and competitive position and adversely affect our business. Because individuals hired by us or on our behalf to perform installation and ongoing operations and maintenance of our solar energy systems and energy storage systems, including our third-party contractors, are compensated on a per project basis, they are incentivized to work more quickly than installers compensated on an hourly basis. While we have not experienced a high level of injuries to date, this incentive structure may result in higher injury rates than others in the industry and could accordingly expose us to increased liability.

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

Manufacturers of the equipment we sell currently provide a manufacturer’s warranty for twenty-five years. If there is a covered failure of equipment, the manufacturer will pay for replacement or repair. These warranties are subject to liability and other limits. If a customer seeks warranty protection and a warranty provider is unable or unwilling to perform its warranty obligations, whether as a result of its financial condition or otherwise, or if the term of the warranty obligation has expired or a liability limit has been reached, there may be a reduction or loss of protection for the affected assets and an increase in costs to the customer. Any widespread product failures or operating deficiencies may damage our market reputation and adversely impact our financial results.

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

For the year ended December 31, 2025, approximately 11% of our net revenues were generated in Florida, 32% in Ohio, and 32% in Virginia. For the year ended December 31, 2024, approximately 53% of our net revenues were generated in Florida. This concentration of our customer base and operational infrastructure could lead to our business and results of operations being particularly susceptible to adverse economic, regulatory, political, weather and other conditions in this market and in other markets that may become similarly concentrated.

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

A portion of our supply agreements are with manufacturers and equipment vendors located outside of the United States. Risks we face in conducting business internationally include:

●	multiple, conflicting and changing laws and regulations relating to employment, safety, environmental protection, international trade, and other government approvals, permits, and licenses and regulatory requirements;

●	financial risks, such as longer sales and payment cycles, greater difficulty enforcing rights and remedies and capital controls or other restrictions on the transfer of funds;

●	currency fluctuations, government-fixed foreign exchange rates, the effects of currency hedging activity and the potential inability to hedge currency fluctuations;

●	the effects of Russia’s war on Ukraine and other political and economic instability, including wars, acts of terrorism, political unrest, boycotts, curtailments of trade, nationalization of assets, and other business restrictions;

●	trade barriers such as import and export requirements or restrictions, licensing requirements, tariffs, taxes and other restrictions and expenses for which we may have responsibility, which could increase the prices of our products; and

●	liabilities associated with compliance with laws (for example, the Foreign Corrupt Practices Act in the United States and similar laws outside of the United States).

●	the effects of Russia’s war on Ukraine, which, while we believe Russia’s war on Ukraine has contributed to price increases for components that we purchase, we believe that the increases to the cost of our components were also due to a combination of other factors, including supply chain constraints, increased demand for solar systems in the U.S. and Europe, tariffs and trade regulations, rising inflation, and higher labor, material, and shipping costs. We do not have information that allows us to quantify the specific amount of price increases attributable to Russia’s war on Ukraine and do not materially rely directly or indirectly on goods or services sources in Russia, Ukraine or Belarus or have any material business relationships, connections to, or assets in, Russia, Belarus or Ukraine.

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

During 2024 and 2025, the majority of our customers who entered into leasing agreements have done so with third-party leasing companies such as Palmetto Solar, LLC d/b/a LightReach (“Solar”), Sunnova Energy Corporation (“Sunnova”), Goodleap LLC or a third party leasing company established and managed by White Horse Energy. Thus far, such companies have had sufficient assets to finance the purchase of systems for each of our customers who have signed agreements for leased solar energy systems to be installed on their home and for whom the installation processes have been completed. However, no assurance can be given that this will continue, and if such companies decide not to continue to provide financing for leases due to general market conditions, changes in tax benefits associated with our solar systems, concerns about their or our business or prospects, or any other reason, or if they materially change the terms under which they are willing to pay us to install and service leased solar energy systems, and we cannot timely replace them, this could have an adverse effect on our business, financial condition and results of operations. Additionally, such companies may fail to pay or delay the payment of amounts owed to us for several reasons, including financial difficulties resulting from macroeconomic conditions, and extended delays or defaults in payment could adversely affect our business, results of operations, cash flows and financial condition. To mitigate the foregoing risks, we have identified additional leasing partners and are negotiating business arrangements with them to increase the number of leasing parties we have the ability to work with.

We intend to seek out additional third-party investors to provide financing for customers wishing to lease their solar energy systems. However, no assurance can be given that we will be able to successfully do so.

System leases of our installations during the year ended December 31, 2025 and 2024, were approximately 98% and 64%, respectively. Approximately 44% of those leases are owned by Solar, and if (i) Solar terminates their relationship with us, (ii) Solar does not have sufficient assets in the future to provide financing for customers wishing to lease their solar energy systems, (iii) we cannot enter into new arrangements with other third-party investors to provide financing for customers wishing to lease their solar energy systems, or (iv) we cannot maintain current or enter into new arrangements with other third party leasing companies, we may be unable to continue to increase the size of our residential lease program, which could have a material, adverse effect on our business, results of operations, cash flows, and financial condition in the future.

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

Our transactions with related parties may create conflicts of interest that could adversely affect our business or financial condition.

We have entered into, and may in the future enter into, transactions with our executive officers, directors, and significant stockholders, notably White Horse Energy, a holding company of which Timothy Bridgewater, Zeo’s Chairman and Chief Executive Officer, is the owner and the manager. In particular, approximately 30% of Zeo’s customers who have entered into leasing agreements have done so with third-party leasing companies established and managed by White Horse Energy.  These transactions may not be on terms as favorable to us as those we could have obtained from an unrelated third party.  The existence of these transactions may create conflicts of interest for Mr. Bridgewater that may not be resolved on terms favorable to our company, if at all.  If these transactions are not perceived as fair or are found to be improper, we could face increased regulatory scrutiny, shareholder litigation, or a loss of investor confidence, any of which could result in a decline in our stock price.

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

Our business benefits from government policies that promote and support solar energy and enhance the economic viability of owning or leasing solar energy systems, energy storage, and certain other energy solutions. Certain U.S. federal, state and local governmental bodies provide incentives to owners, distributors, installers and manufacturers of solar energy systems to promote solar energy. These incentives include an investment tax credit and income tax credit offered by the federal government, as well as other tax credits, rebates and SRECs associated with solar energy generation. We rely on these incentives to lower our cost of capital and to attract investors, all of which enable us to lower the price we charge customers for our solar service offerings. These incentives could change at any time, as further described below. These incentives may also expire on a particular date, in some cases end when the allocated funding is exhausted, or may be reduced, terminated or repealed without notice. The financial value of certain incentives may also decrease over time.

The IRA modified prior law applicable to U.S. federal tax credits available for solar energy systems, energy storage, and other energy solutions. The IRA included a “Section 25D” 30% residential clean energy tax credit in connection with the installation of qualifying property that uses solar energy to generate electricity for residential use. On July 24, 2025, U.S. federal legislation Pub. L. No. 119-21, 139 Stat. 72 (“Pub. L. No. 119-21”) became effective. 2025 Pub. L. No. 119-21 removes the Section 25D credit for systems placed in service after December 31, 2025. More generally, Pub. L. No. 119-21 accelerated the phaseout or termination of certain energy tax credits that had been included in the IRA including the termination, with some exceptions, of certain tax credits for solar projects that are completed after 2027.

In December 2017, the Tax Cuts and Job Acts of 2017 (the “Tax Act”) was enacted. As part of the Tax Act, the corporate income tax rate was reduced, and there were other changes, including limiting or eliminating various other deductions, credits and tax preferences. The IRA implemented a corporate alternative minimum tax of 15% of financial statement income (subject to certain adjustments) for companies that report over $1 billion in profits to stockholders; similar to existing law, business credits (including solar energy credits) are limited to 75% of income in excess of $25,000 (with no limit against the first $25,000). We cannot predict whether and to what extent the U.S. corporate income tax rate will change in the future. The U.S. Congress is constantly considering changes to the tax code. Further limitations on, or elimination of, the tax benefits that support the financing of solar energy under current U.S. law could significantly and adversely impact our business.

U.S. government bodies are preparing guidance on the application and implementation of Pub. L. No. 119-21, and the government may continue to seek to reduce the circumstances in which federal tax credits are available for energy projects. If this occurs, or if the federal government introduces other delays, reductions, or changes in policies that support the residential solar industry, including available tax credits, this could have an adverse effect on our business.

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

Our business model also benefits from tax exemptions offered at the state and local levels. For example, some states have property tax exemptions that exempt the value of solar energy systems in determining values for calculation of local and state real and personal property taxes. State and local tax exemptions can have sunset dates, triggers for loss of the exemption, and can be changed by state legislatures and other regulators, and if solar energy systems were not exempt from such taxes, the property taxes payable by customers would be higher, which could offset any potential savings our solar service offerings could offer. Similarly, if state or local legislatures or tax administrators impose property taxes on third-party owners of solar energy systems, solar companies like us would be subject to higher costs.

In general, we benefit from certain state and local tax exemptions that apply in some jurisdictions to the sale of equipment, sale of power, or both. These state and local tax exemptions can expire, can be changed by state legislatures, or their application to us can be challenged by regulators, tax administrators, or court rulings. Any changes to, or efforts to overturn, federal and state laws, regulations or policies that are supportive of solar energy generation or that remove costs or other limitations on other types of energy generation that compete with solar energy projects could materially and adversely affect our business.

We rely on certain utility rate structures, such as net metering, to offer competitive pricing to customers, and changes to those policies may significantly reduce demand for electricity from our solar energy systems.

As of December 31, 2025, a substantial majority of states had adopted net metering policies, including Florida, Texas, Missouri, Ohio and Illinois. Net metering policies allow homeowners to serve their own energy load using on-site generation while avoiding the full retail volumetric charge for electricity. Electricity that is generated by a solar energy system and consumed on-site avoids a retail energy purchase from the applicable utility, and excess electricity that is exported back to the electric grid generates a retail credit within a homeowner’s monthly billing period. At the end of the monthly billing period, if the homeowner has generated excess electricity within that month, the homeowner typically carries forward a credit for any excess electricity to be offset against future utility energy purchases. At the end of an annual billing period or calendar year, utilities either continue to carry forward a credit, or reconcile the homeowner’s final annual or calendar year bill using different rates (including zero credit) for the exported electricity.

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

On April 2, 2025, the U.S. government introduced a baseline tariff on nearly all goods imported into the U.S and higher tariffs on specific countries. For example, certain proposed tariffs on goods imported from China and specific Southeast Asian countries that are sources of solar components have been announced at significant percentage rates.

The application and rates of these measures are being actively negotiated, have been in flux, and remain subject to government action and change. Shortly after the initial announcement, the U.S. government announced a delay in applying certain of these tariffs, while other measures, such as the baseline tariff and increased tariff on Chinese imports, remained in effect or were implemented as initially announced or modified. As of the date of this Report, the tariff rates on imports from China have been set at substantial levels, and rates for other countries remain subject to ongoing review and potential implementation. Less than 10% of the solar components and equipment we purchase for the solar systems we install are manufactured in the U.S.. The new tariffs are likely to result in price increases for domestic and imported solar panels, inverters, and related equipment. The tariffs may also result in decreased availability and/or increased procurement time for solar system equipment. Measures retaliating to the new tariffs have been announced by some countries, and other responses are likely.

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

Pub. L. No. 119-21 became effective July 4, 2025, and, among other provisions, modified rules regarding federal tax credits and benefits available for clean energy projects. Pub. L. No. 119-21 law established new foreign entity of concern (“FEOC”) rules that apply in tax years beginning after July 4, 2025. The FEOC rules define Russia, North Korea, Iran, and China as foreign entities of concern, and require energy projects to meet certain levels of domestic ownership and domestic sourcing requirements to be eligible for energy-related tax credits. As examples, under the new FEOC rules, a U.S. energy project can only receive specific tax credits if the project’s equipment from certain FEOC-related entities does not exceed set amounts, and the rules disqualify other credits from applying to US-made products that contain too many inputs from certain FEOC-related entities. The rules also prevent a company from receiving specific tax credits if it relies too much on investment or material assistance from certain FEOC-related entities, including in circumstances where a contract, license, or other arrangement gives an FEOC-related entity effective control over the company or its projects or products. The FEOC rules may have the result of leading to pressure for increased supply chain costs, reduced supply chain options, and may lead to increased price pressure for energy products and projects.

The antidumping and countervailing duties discussed above are subject to annual review and may be increased or decreased. Furthermore, under Section 301 of the Trade Act of 1974, the Office of the USTR imposed tariffs on $200 billion worth of imports from China, including inverters and certain AC panels and non-lithium-ion batteries, effective September 24, 2018. In May 2019, the tariffs were increased from 10% to 25% and may be raised by the USTR in the future. Since these tariffs impact the purchase price of the solar products, these tariffs raise the cost associated with purchasing these solar products from China and reduce the competitive pressure on providers of solar cells not subject to these tariffs.

In August 2021, an anonymous trade group filed a petition with the U.S. Department of Commerce (the “Department of Commerce”) requesting an investigation into whether solar panels and cells imported from Malaysia, Thailand and Vietnam are circumventing antidumping and countervailing duties imposed on solar products manufactured in China. The group also requested the imposition of tariffs on such imports ranging from 50% – 250%. In November 2021, the Department of Commerce rejected the petition, citing the petitioners’ ongoing anonymity as one of the reasons for its decision. In March 2022, the Department of Commerce announced it is initiating country-wide circumvention inquiries to determine whether imports of solar cell and panels produced in Cambodia, Malaysia, Thailand and Vietnam that use components from China are circumventing antidumping and countervailing duty orders on solar cells and panels from China. The Department of Commerce’s inquiries were initiated pursuant to a petition filed by Auxin Solar, Inc. on February 8, 2022. In August 2023, the Department of Commerce issued a final affirmative determinations that certain solar products exported from Cambodia, Malaysia, Thailand, and Vietnam were circumventing antidumping or countervailing orders on imports from China, with the result that the Department of Commerce will treat certain solar products from those countries as of Chinese-origin and subject to the existing antidumping or countervailing order.

On June 6, 2022, the President of the U.S. issued an emergency declaration establishing a tariff exemption of two years for solar panels and cells imported from Cambodia, Malaysia, Thailand and Vietnam, delaying the possibility of the imposition of dumping duties until the end of such two-year period. As that two-year period has passed the exemption of products from these countries from the imposition of antidumping duties is no longer in place. Additional requests for investigations of entities that are alleged to circumvent antidumping and countervailing duties imposed on solar products, and affirmative determinations by the Department of Commerce, may lead to the addition of new antidumping duties, which would significantly disrupt the supply of solar cells and panels to customers in the U.S., as a large percentage of solar cells and panels used in the U.S. are imported from Cambodia, Malaysia, Thailand and Vietnam. If imposed, these or similar tariffs could put upward pressure on prices of these solar products, which could reduce our ability to offer competitive pricing to potential customers.

Furthermore, antidumping and countervailing duties petitions filed in April 2024, against solar cell and module exporters from Cambodia, Malaysia, Thailand, and Vietnam led to the Department of Commerce’s final affirmative determination in April 2025. As a result of Department of Commerce determinations, Importers must now post cash deposits at rates that differ markedly by country and by exporter or producer, with non-cooperating parties facing particularly high rates. These duties may be stacked on top of other existing tariffs. The Department of Commerce also upheld prior determinations that “critical circumstances” for certain importers, potentially exposing shipments made prior to the preliminary determinations subject to retroactive duty collection. This demonstrates that application of antidumping, countervailing duties, and other trade measures can be complex, potentially involving the stacking of multiple tariff rates on single imported products and applying liabilities retroactively. This uncertainty may trigger unplanned costs, affect profit margins, and slow growth for the Company.

In December 2021, the U.S. International Trade Commission recommended the President extend tariffs initially imposed in 2018 on imported crystalline silicon PV cells and panels for another four years, until 2026. Under Presidential Proclamation 10339, published in February 2022, former President Biden extended the tariff beyond the scheduled expiration date of February 6, 2022, with an initial tariff of 14.75%, which will gradually be reduced to 14% by the eighth year of the measure. Since such actions, as they are and may further be modified or increased by subsequent U.S. government administrations, increase the cost of imported solar products, to the extent we or our subcontractors use imported solar products or domestic producers are able to raise their prices for their solar products, the overall cost of the solar energy systems will increase, which could inhibit our ability to offer competitive pricing in certain markets.

Additionally, the U.S. government has imposed various trade restrictions on Chinese entities determined to be acting contrary to U.S. foreign policy and national security interests. For example, the Department of Commerce’s Bureau of Industry and Security has added a number of Chinese entities to its entity list for enabling human rights abuses in the XUAR or for procuring U.S. technology to advance China’s military modernization efforts, thereby imposing severe trade restrictions against these designated entities. Moreover, in June 2021, U.S. Customs and Border Protection issued a Withhold Release Order pursuant to Section 307 of the Tariff Act of 1930 excluding the entry into U.S. commerce of silica-based products (such as polysilicon) manufactured by Hoshine and related companies, as well as goods made using those products, based on allegations related to Hoshine labor practices in the XUAR to manufacture such products. Additionally, in December 2021, Congress passed the UFLPA, which, with limited exception, prohibits the importation of all goods or articles mined or produced in whole or in part in the XUAR, or goods or articles mined or produced by entities working with the XUAR government to recruit, transport or receive forced labor from the XUAR. To date, intensive examinations, withhold release orders, and related governmental procedures have resulted in supply chain and operational delays throughout the industry. Although we maintain policies and procedures designed to maintain compliance with applicable governmental laws and regulations, these and other similar trade restrictions that may be imposed in the future may cause us to incur substantially higher compliance and due diligence costs in connection with procurement and have the effect of restricting the global supply of, and raising prices for, polysilicon and solar products, which could increase the overall cost of solar energy systems, reduce our ability to offer competitive pricing in certain markets and adversely impact our business and results of operations. Further, any operational delays or other supply chain disruption resulting from the human rights concerns or any of the supply chain risks articulated above, associated governmental responses, or a desire to source products, components, or materials from other manufacturers or regions could result in shipping, sales and installation delays, cancellations, penalty payments, or loss of revenue and market share, or may cause our key suppliers to seek to re-negotiate terms and pricing with us, any of which could have a material adverse effect on our business, results of operations, cash flows, and financial condition.

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

The tariffs and other government actions described above, the adoption and expansion of trade restrictions, the occurrence of a trade war or other governmental action related to tariffs, trade agreements or related policies have the potential to adversely impact our supply chain and access to equipment, our costs and ability to economically serve certain markets. If additional measures are imposed or other negotiated outcomes occur, our ability or the ability of our subcontractors to purchase these products on competitive terms or to access specialized technologies from other countries could be further limited, which could adversely affect our business, financial condition and results of operations.

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

We are subject to a number of federal and state laws and regulations, including the federal Occupational Safety and Health Act and comparable state statutes, establishing requirements to protect the health and safety of workers. The OSHA hazard communication standard, the US EPA community right-to-know regulations under Title III of the federal Superfund Amendment and Reauthorization Act, and comparable state statutes, require maintenance of information about hazardous materials used or produced in operations and provision of this information to employees, state and local government authorities, and citizens. Other OSHA standards regulate specific worker safety aspects of our operations. Substantial fines and penalties can be imposed, and orders or injunctions limiting or prohibiting certain operations may be issued, in connection with any failure to comply with these laws and regulations.

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

Certain stockholders in the Company acquired, or may acquire, shares of our Class A Common Stock at prices below the current trading price of our Class A Common Stock, and may experience a positive rate of return based on the current trading price.

For example, the Sponsor and the other Initial Shareholders can earn a positive rate of return on their investment if the trading price of Class A Common Stock is approximately $2.04 or more per share. Public stockholders may not be able to experience the same positive rates of return on securities they purchase due to the low price at which the Sponsor and the other Initial Stockholders purchased shares of our Class A Common Stock and Warrants.

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

We are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, Nasdaq listing requirements and other applicable securities laws and regulations. The expenses incurred by public companies generally for reporting and corporate governance purposes are greater than those for private companies. For example, the Exchange Act requires, among other things, that we file annual, quarterly, and current reports with respect to our business, financial condition, and results of operations. Compliance with these rules and regulations will increase our legal and financial compliance costs, and increase demand on our systems, particularly after we are no longer an emerging growth company. In addition, as a public company, we may be subject to stockholder activism, which can lead to additional substantial costs, distract management, and impact the manner in which we operate our business in ways we cannot currently anticipate. As a result of disclosure of information therein and in filings required of a public company, our business and financial condition will become more visible, which may result in threatened or actual litigation, including by competitors. We expect these rules and regulations to increase our legal and financial compliance costs and to make some activities more difficult, time-consuming, and costly, although we are currently unable to estimate these costs with any degree of certainty.

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

●	Specifically, a material weakness exists in the Company’s internal control over financial reporting related to ineffective controls over period end financial disclosure and reporting processes, including not timely performing certain reconciliations and the completeness and accuracy of those reconciliations, and lack of effectiveness of controls over accurate accounting and financial reporting and reviewing the underlying financial statement elements, and recording incorrect journal entries that also did not have the sufficient review and approval.

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

Additionally, our management has considered and reviewed the errors which occurred in revenue and cost of revenues cutoff, accounts payable, accrued liabilities, stock compensation, expense classification, prepaid expenses, operating lease cash flow classification and finance lease arrangements. Our management has determined that controls are not designed effectively in these areas. To mitigate future misstatements in these areas management will implement the following procedures at the end of each reporting period:

1.	Accounts Payable – Review the accounts payable with the executive team to inquire about any invoices not sent to accounts payable.

2.	Accrued Liabilities – Review the accrued liabilities detail with the executive team to determine if there are any expenses/liabilities for which the Company should accrue an expense which has not yet been recognized.

3.	Stock-Based Compensation – Review with the CEO and legal counsel the list of stock grants which have been made and ask if there have been any other grants made which should be included in the analysis.

4.	Classification of Expenses – Review the expense classification with the executive team to determine all expenses are properly classified.

5.	Classification of Financing Agreements – Review the financing agreements with the executive team to determine proper classification of the agreements as debt or finance lease.

6.	Prepaid Expenses – Review prepaid expenses with the executive team to determine if all prepaid expenses have been properly recorded for future services to be rendered and subsequently amortized.

7.	Revenue and Cost of Revenues Cutoff – Review revenue and related cost of revenues with executive team to determine if revenue and related cost of revenues is properly recognized. We cannot assure you that these measures will significantly improve or remediate the material weaknesses described above. The implementation of these remediation measures is in the early stages and will require validation and testing of the design and operating effectiveness of our internal controls over a sustained period of financial reporting cycles and, as a result, the timing of when we will be able to fully remediate the material weaknesses is uncertain. If the steps we take do not remediate the material weaknesses in a timely manner, there could be a reasonable possibility that these control deficiencies or others may result in a material misstatement of our annual or interim financial statements that would not be prevented or detected on a timely basis. This, in turn, could jeopardize our ability to comply with our reporting obligations, limit our ability to access the capital markets and adversely impact our stock price.

We and our independent registered public accounting firm were not required to perform an evaluation of our internal control over financial reporting as of December 31, 2025 in accordance with the provisions of the Sarbanes-Oxley Act. Accordingly, we cannot assure you that we have identified all, or that we will not in the future have additional, material weaknesses. Material weaknesses may still exist when we report on the effectiveness of our internal control over financial reporting as required by reporting requirements under Section 404.

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

The market price of the shares of Class A Common Stock may decline.

The market price of the shares of Class A Common Stock may decline for a number of reasons, including if:

●	investors react negatively to the prospects of Zeo’s business;

●	Zeo’s business and prospects is not consistent with the expectations of financial or industry analysts; or

●	Zeo does not achieve the perceived benefits of the Merger or the Business Combination as rapidly or to the extent anticipated by financial or industry analysts.

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

Zeo has Warrants outstanding to purchase up to an aggregate of approximately 13,800,000 shares of Class A Common Stock. Additionally, Zeo will issue shares of Class A Common Stock to (i) the holders of Convertible OpCo Preferred Units upon the occurrence of a Convertible OpCo Preferred Unit Conversion and (ii) the Sellers upon the conversion of Seller OpCo Units (together with an equal number of shares of Seller Class V Common Stock) into Class A Common Stock. Further, Zeo may choose to seek third-party financing to provide additional working capital for Zeo’s business, in which event Zeo may issue additional shares of Class A Common Stock or other equity securities. Zeo may also issue additional shares of Class A Common Stock or other equity securities of equal or senior rank in the future for any reason or in connection with, among other things, future acquisitions, the redemption of outstanding Warrants or repayment of outstanding indebtedness, without stockholder approval, in a number of circumstances.

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

If Zeo’s performance does not meet market expectations, the price of the Class A Common Stock may decline. Fluctuations in the price of the Class A common Stock could contribute to the loss of all or part of your investment. The trading price of the Class A Common Stock could be volatile and subject to wide fluctuations in response to various factors, some of which are beyond our control. Any of the factors listed below could have a material adverse effect on your investment in the Class A Common Stock and it may trade at prices significantly below the price you paid for them. Factors affecting the trading price of Class A Common Stock may include:

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

If we experience a change of control (as defined under the Tax Receivable Agreement, which includes certain mergers, asset sales and other forms of business combinations) or the Tax Receivable Agreement otherwise terminates early (at our election or as a result of our breach or the commencement of bankruptcy or similar proceedings by or against us), our obligations under the Tax Receivable Agreement would accelerate and we would be required to make an immediate payment equal to the present value of the anticipated future payments to be made by us under the Tax Receivable Agreement, and it is expected that such payment would be substantial. The calculation of anticipated future payments would be based upon certain assumptions and deemed events set forth in the Tax Receivable Agreement, including (i) that we have sufficient taxable income to fully utilize the tax benefits covered by the Tax Receivable Agreement, and (ii) that any OpCo Units (other than those held by us) outstanding on the termination date are deemed to be redeemed on the termination date. If we were to experience a change of control or the Tax Receivable Agreement was otherwise terminated as of the Closing, we estimate that the early termination payment would be approximately $18.6 million. The foregoing amount is merely an estimate, and the actual payment could differ materially. The aggregate amount of payments that are actually made under the Tax Receivable Agreement could substantially exceed the estimated termination payment described above.

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

The shares of Class A Common Stock being offered to White Lion represent a substantial percentage of our outstanding Class A Common Stock, and the sales of such shares, or the perception that these sales could occur, could cause the market price of our Class A Common Stock to decline significantly.

At our discretion, from time to time, we may offer and sell to White Lion or its permitted transferees up to 11,454,607 shares of Class A Common Stock pursuant to the White Lion Purchase Agreement. We will not receive any proceeds from the sale of shares of Class A Common Stock by White Lion.

The sale of shares of our Class A Common Stock by White Lion, or the perception that these sales could occur, could depress the market price of our Class A Common Stock. White Lion may still have an incentive to sell our Class A Common Stock because it may still experience a positive rate of return on the securities it purchased due to the differences in the purchase prices it paid for our Class A Common Stock and the public trading price of our Class A Common Stock. While White Lion may, on average, experience a positive rate of return based on the current market price of the Class A Common Stock it purchased, public securityholders may not experience a similar rate of return on the Class A Common Stock they purchased due to differences in the purchase prices and the current market price. While White Lion may, on average, experience a positive rate of return based on the current market price, public stockholders may not experience a similar rate of return on the Class A Common Stock they purchased if there is such a decline in price and due to differences in the purchase prices and the current market price. The sale of the Class A Common Stock by White Lion, or the perception that these sales could occur, could result in a significant decline in the public trading price of our Class A Common Stock.

It is not possible to predict the actual number of shares we will sell under the White Lion Purchase Agreement to White Lion, or the actual gross proceeds resulting from those sales.

Subject to certain limitations in the White Lion Purchase Agreement and compliance with applicable law, we have the discretion to deliver notices to White Lion at any time throughout the White Lion Commitment Period. The number of shares ultimately offered for sale to White Lion is dependent upon the number of shares we elect to sell to White Lion under the White Lion Purchase Agreement. The actual number of shares of Class A Common Stock that are sold to White Lion may depend based on a number of factors, including the market price of our Class A Common Stock during the sales period. Actual gross proceeds may be less than $30.0 million, which may impact our future liquidity. Because the price per share of each share sold to White Lion will fluctuate during the sales period, it is not currently possible to predict the number of shares that will be sold or the actual gross proceeds to be raised in connection with those sales, if any.

The issuance of Class A Common Stock to White Lion may cause substantial dilution to our existing shareholders, and the sale of such shares acquired by White Lion could cause the price of our Class A Common Stock to decline.

We are registering for resale by White Lion up to 11,454,607 shares of Class A Common Stock. After White Lion has acquired shares under the White Lion Purchase Agreement, it may sell all, some or none of those shares. Sales to White Lion by us pursuant to the White Lion Purchase Agreement may result in substantial dilution to the interests of other holders of our Class A Common Stock.

The sale of a substantial number of shares to White Lion could make it more difficult for us to sell equity or equity-related securities in the future at a time and at a price that we might otherwise desire. The number of shares of our Class A Common Stock ultimately offered for resale by White Lion is dependent upon the number of shares of Class A Common Stock issued to White Lion pursuant to the White Lion Purchase Agreement. Depending on a variety of factors, including market liquidity of our Class A Common Stock, the issuance of shares to White Lion may cause the trading price of our Class A Common Stock to decline.

We have broad discretion in the use of the net proceeds we receive from the sale of shares to White Lion and may not use them effectively.

Our management will have broad discretion in the application of the proceeds we receive from White Lion, if any, and you will not have the opportunity as part of your investment decision to assess whether our management is using the proceeds appropriately. Because of the number and variability of factors that will determine our use of our proceeds from White Lion under the White Lion Purchase Agreement, their ultimate use may vary substantially from their currently intended use. The failure by our management to apply these funds effectively could result in financial losses that could have a material adverse effect on our business and cause the price of our Class A Common Stock to decline. Pending their use, we may invest the proceeds from White Lion in short-term, investment grade, interest-bearing securities. These investments may not yield a favorable return to our shareholders.

Future sales (including potential sales of securities to White Lion pursuant to the White Lion Purchase Agreement), or the perception of future sales, by us or our stockholders in the public market could cause the market price for the Class A Common Stock to decline.

The sale of shares of our Class A Common Stock in the public market, or the perception that such sales could occur, could harm the prevailing market price of shares of our Class A Common Stock. These sales, or the possibility that these sales may occur, also might make it more difficult for the us to sell equity securities in the future at a time and at a price that it deems appropriate. In the future, we may issue our securities to raise capital or in connection with investments or acquisitions. The amount of shares of Class A Common Stock issued or issuable upon exercise or conversion of securities issued in connection with a capital raise or an investment or acquisition could constitute a material portion of the then-outstanding shares of our Class A Common Stock. Any issuance of additional securities in connection with capital raising activities, investments or acquisitions may result in additional dilution to our stockholders.

Risk Factors Relating to the Combined Company

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

Zeo Energy may fail to realize all of the anticipated benefits of the Merger or those benefits may take longer to realize than expected.

Zeo Energy believes that there are significant benefits and synergies that may be realized through leveraging the products, scale and combined enterprise customer bases of Zeo Energy and Heliogen. However, the efforts to realize these benefits and synergies will be a complex process and may disrupt both companies’ existing operations if not implemented in a timely and efficient manner. The full benefits of the Transactions, including the anticipated sales or growth opportunities, may not be realized as expected or may not be achieved within the anticipated time frame, or at all. Failure to achieve the anticipated benefits of the Merger could adversely affect Zeo Energy’s results of operations or cash flows, cause dilution to the earnings per share of Zeo Energy, decrease or delay any accretive effect of the Merger and negatively impact the price of Class A Common Stock.

Zeo Energy’s success depends, in part, on its ability to manage its expansion, which poses numerous risks and uncertainties, including the need to integrate the operations and business of Heliogen into its existing business in an efficient and timely manner, to combine systems and management controls and to integrate relationships with industry contacts and business partners.

If the Combined Company is unable to compete effectively, the results of operations of the Combined Company will be materially and adversely affected.

The competitiveness of the Combined Company is based on factors including Zeo Energy’s and the Combined Company’s lean business model, sales model, vertical integration and scalable business platform, its combined ability to raise capital and enter into strategic transactions, and recruiting and retaining qualified management personnel. If the Combined Company is unable to compete based on such factors, the Combined Company’s results of operations and business prospects could be harmed.

The Combined Company will have multiple products and will need to prioritize and focus development on certain of its products. As a result, the Combined Company may forego or delay pursuit of opportunities for any future products that later prove to have greater commercial potential. The resource allocation decisions of the Combined Company may cause it to fail to capitalize on viable commercial products or profitable market opportunities. Such failure may result in the combine company being unable to raise additional capital to continue to fund its existing programs and operations, and could lead to stockholders losing all or substantially all of their investment in Zeo Energy.

Energy prospective financial information is not fact and should not be relied upon as being necessarily indicative of future results, and readers of this information statement are cautioned not to place undue reliance on this information. Unfavorable changes in any of these or other factors, most of which are beyond Zeo Energy’s or Heliogen’s control, could materially and adversely affect the Combined Company’s business, results of operations and financial results.

Combined company stockholders may experience dilution in the future.

From time to time in the future, the Combined Company may issue additional shares of Common Stock or securities convertible into Common Stock pursuant to a variety of transactions, including acquisitions. The issuance by the Combined Company of additional shares of Common Stock or securities convertible into Common Stock would dilute your ownership and the sale of a significant amount of such shares in the public market could adversely affect prevailing market prices of shares of Common Stock.

In the future, the Combined Company may expect to obtain financing or to further increase its capital resources by issuing additional shares of Zeo Energy capital stock or offering debt or other equity securities, including additional shares of common stock or warrants to purchase common stock, senior or subordinated notes, debt securities convertible into equity, or shares of preferred stock. Issuing additional shares of Zeo Energy capital stock, other equity securities, or securities convertible into equity may dilute the economic and voting rights Zeo Energy’s existing stockholders, reduce the market price of shares of Common Stock, or both. Debt securities convertible into equity could be subject to adjustments in the conversion ratio pursuant to which certain events may increase the number of equity securities issuable upon conversion. Preferred stock, if issued, could have a preference with respect to liquidating distributions or a preference with respect to dividend payments that could limit Zeo Energy’s ability to pay dividends to the holders of Common Stock. Zeo Energy’s decision to issue securities in any future offering will depend on market conditions and other factors, which may adversely affect the amount, timing or nature of Zeo Energy’s future offerings. As a result, holders of Common Stock bear the risk that Zeo Energy’s future offerings may reduce the market price of shares of Common Stock and dilute their percentage ownership.

The Combined Company’s ability to use net operating loss (“NOL”) carryforwards and other tax attributes may be limited, including as a result of the Merger.

Each of Heliogen and Zeo Energy has incurred losses during its history, and the Combined Company does not expect to become profitable in the near future and may never achieve profitability. To the extent that the Combined Company continues to generate taxable losses, unused losses will carry forward to offset future taxable income, if any, until such unused losses expire, if at all. As of December 31, 2024, Heliogen had U.S. federal NOL carryforwards and state NOL carryforwards of $244.4 million and $265.7 million, respectively, and Zeo Energy had U.S. federal NOL carryforwards and state NOL carryforwards of $0.7 million and $0.9 million, respectively. Under current law, U.S. federal NOL carryforwards generated in taxable periods beginning after December 31, 2017, may be carried forward indefinitely, but the deductibility of such NOL carryforwards is limited to 80% of taxable income for such year determined without regard to such carryforwards. It is uncertain if and to what extent various states will conform to federal law and there may be periods during which the use of NOL carryforwards is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed. In addition, under Sections 382 and 383 of the Code, U.S. federal NOL carryforwards and other tax attributes may become subject to an annual limitation in the event of certain cumulative changes in ownership. An “ownership change” pursuant to Section 382 of the Code generally occurs if one or more stockholders or groups of stockholders who own at least 5% of a company’s stock increase their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. The Combined Company’s ability to utilize its NOL carryforwards and other tax attributes to offset future taxable income or tax liabilities may be limited as a result of ownership changes, including potential changes in connection with the Merger or other transactions. Similar rules may apply under state tax laws. If the Combined Company earns taxable income, such limitations could result in increased future income tax liability to the Combined Company, and the Combined Company’s future cash flows could be adversely affected.

The business operations of the Combined Company will be subject to various and changing federal, state, local and foreign laws and regulations that could result in costs or sanctions that adversely affect the business and results of operations of the Combined Company.

The Combined Company operates in an increasingly complex regulatory environment. Businesses in the jurisdictions in which the Combined Company operates are subject to local, legal and political environments and regulations including with respect to employment, tax, statutory supervision and reporting and trade restriction. These regulations and environments are also subject to change.

Adjusting business operations to changing environments and regulations may be costly and could potentially render the particular business operations uneconomical, which may adversely affect the profitability of the Combined Company or lead to a change in the business operations.

Notwithstanding the best efforts of the Combined Company, it may not be in compliance with all regulations in the countries in which it operates at all times and may be subject to sanctions, penalties or fines as a result. These sanctions, penalties or fines may materially and adversely impact the profitability of the combined.

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

(b) Holders

On March 27, 2026, there were 692 holders of record of our Class A common stock and 18 holders of record of our public warrants. The number of holders of record does not include beneficial owners whose shares are held in street name by brokers and other nominees.

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

(d) Recent Sales of Unregistered Securities; Use of Proceeds from Registered Offerings

None.

(e) Purchases of Equity Securities

None.

(f) Equity Compensation Plan

The following table summarizes information about our equity compensation plans as of December 31, 2025:

	Number of securities to be issued upon exercise of outstanding options and restricted stock awards	Weighted-average price of outstanding options and restricted stock awards	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	975,002	$2.97	1,945,400
Equity compensation plans not approved by security holders	–	–	–
Total	975,002	$2.97	1,945,400

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

We have focused to date on a simple, capital light business strategy utilizing, as of December 31, 2025, approximately 260 sales agents and approximately 10 independent sales dealers to produce our sales pipeline. We engineer and design projects and process building permit applications on behalf of our customers to timely install their systems and assist their connections to the local utility power grid. Most of the equipment we install is drop-shipped to the installation site by our regional distributors, requiring minimal inventory to be held by the Company during any given period. We depend on our distributors to timely handle logistics and related requirements in moving equipment to the installation sites. In addition to our main offering of residential solar energy systems, we sell and install products such as roofing, insulation, energy efficient appliances and battery storage systems for the residential market.

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

We accounted for the Heliogen acquisition using the acquisition method of accounting in accordance with ASC 805, “Business Combinations,” and allocated the purchase price to the assets acquired and liabilities assumed based on their estimated fair values at the acquisition date, with the excess of purchase price over the estimated fair value of the net assets acquired recorded as goodwill.

Note Conversion

On October 30, 2025, the outstanding balance of the Promissory Note totaling $2.5 million was converted into 1,851,851 shares of the Company’s Class A common stock. Upon conversion, the remaining unamortized debt discount was recognized and the carrying value of the Promissory Note was reclassified to equity. No balance remained outstanding under the Promissory Note as of December 31, 2025.

White Lion Transaction

On January 27, 2026, we entered into the White Lion Purchase Agreement with White Lion. We also entered into the RRA with White Lion on January 27, 2026. Pursuant to the White Lion Purchase Agreement, the Company has the right, but not the obligation, to require White Lion to purchase, from time to time, up to $30.0 million in aggregate gross purchase price of newly issued shares of our Class A Common Stock, subject to certain limitations and conditions set forth in the White Lion Purchase Agreement. Subject to the satisfaction of certain customary conditions, the Company’s right to sell shares to White Lion commenced on the date of the execution of White Lion Purchase Agreement and extends until White Lion Commitment Period.

During the White Lion Commitment Period, subject to the terms and conditions of the White Lion Purchase Agreement, the Company may notify White Lion when the Company exercises its right to sell shares of its Class A Common Stock. The Company may deliver a Rapid Purchase Notice (as such term is defined in the White Lion Purchase Agreement), where the Company can require White Lion to purchase up to a number of shares of Class A Common Stock equal to the 20% of Average Daily Trading Volume (as such term is defined in the White Lion Purchase Agreement). The Company may also deliver an Accelerated Purchase Notice (as such term is defined in the White Lion Purchase Agreement), where the Company may require White Lion to purchase up to a number of shares of Class A Common Stock equal to 20% of the Average Daily Trading Volume. White Lion may waive such limits under any notice at its discretion and purchase additional shares.

The price to be paid by White Lion for any shares that the Company requires White Lion to purchase will depend on the type of purchase notice that the Company delivers. For shares being issued pursuant to Accelerated Purchase Notice, the purchase price per share will be equal to the lowest traded price of Class A Common Stock during one (1) hour period following the White Lion’s written consent of the acceptance of the notice. For shares being issued pursuant to a Rapid Purchase Notice, the purchase price per share will be equal to the average of the three (3) lowest traded prices on the date that the notice is delivered.

No purchase notice shall result in White Lion beneficially owning (as calculated pursuant to Section 13(d) of the Exchange Act and Rule 13d-3 thereunder) more than 4.99% of the number of shares of the Class A Common Stock outstanding immediately prior to the issuance of shares of Class A Common Stock issuable pursuant to a purchase notice.

The Company may deliver purchase notices under the White Lion Purchase Agreement, subject to market conditions, and in light of our capital needs, from time to time and under the limitations contained in the White Lion Purchase Agreement. Any proceeds that the Company receives under the White Lion Purchase Agreement are expected to be used for working capital and general corporate purposes.

The White Lion Purchase Agreement may be terminated by the Company at any time and for any reason, in its sole discretion, subject to the Company having delivered the applicable Commitment Shares (as defined below). The White Lion Purchase Agreement will also terminate automatically upon the earlier of the expiration of the White Lion Commitment Period or the occurrence of certain bankruptcy or insolvency-related events involving the Company.

In consideration for the commitments of White Lion, as described above, the Company is contractually committed to issue to White Lion the Commitment Shares. The Commitment Shares are deemed fully earned and non-refundable as of the execution date of the White Lion Purchase Agreement; however, if the White Lion Purchase Agreement is terminated by the Company as a result of a material breach by White Lion, the Company may pursue all remedies available at law or in equity, including reimbursement or recovery of such Commitment Shares, to the extent permitted by applicable law.

Concurrently with the White Lion Purchase Agreement, the Company entered into the RRA with White Lion. The Purchase Agreement and the RRA contain customary representations, warranties, conditions and indemnification obligations of the parties. The representations, warranties and covenants contained in such agreements were made only for purposes of such agreements and as of specific dates, were solely for the benefit of the parties to such agreements and may be subject to limitations agreed upon by the contracting parties.

White Horse Energy Transaction

On January 30, 2026, Sunergy, a subsidiary of the Company, increased the subordinated loan in the form of a note receivable with White Horse Energy, LLC from $3.0 million to $6.15 million under the same terms as the original note.

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

The following table sets forth these metrics for the periods presented:

	Years Ended December 31,
	2025	2024
Net revenues	$69,349,938	$73,244,083
Gross profit	30,166,265	31,481,987
Gross margin	43.5%	43.0%
Contribution profit	12,858,818	14,512,599
Contribution margin	18.5%	19.8%
Loss from operations	(20,532,132)	(10,804,760)
Net loss	(19,629,633)	(9,872,358)
Adjusted EBITDA	(3,340,851)	3,954,726
Adjusted EBITDA margin	(4.8)%	5.4%

Gross Profit and Gross Margin

We define gross profit as revenue, net less cost of revenues and depreciation and amortization related to cost of revenues, and define gross margin, expressed as a percentage, as the ratio of gross profit to revenue, net. See “— Non-GAAP Financial Measures” for a reconciliation of Gross Profit and Gross Margin.

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

Components of Consolidated Statements of Operations

Net Revenues

Our primary source of revenue is the sale of our residential solar systems. Our systems are fully functional at the time of installation and require an inspection prior to interconnection to the utility power grid. We sell our systems primarily direct to end user customers for use in their residences. Upon passing installation inspection, we satisfy our performance obligation and recognize revenue. Most of the Company’s customers finance their obligations with third parties. Most finance arrangements are by way of a lease contract with a third-party operator. Some customers utilize debt financing. In these situations, the finance company deducts their financing fees and remits the net amount to the Company. Revenue is recorded net of these financing fees (and/or dealer fees).

The volume of sales and installations of rooftop solar systems, our primary product, increase from April to September when a majority of our sales teams are most active in our areas of service. In addition to sales of solar systems, “adders” or accessories to a sale may include roofing, energy efficient appliances, upgraded insulation and/or energy storage systems. All adders consisted of less than 10% of the total revenues, net in the years ended December 31, 2025 and 2024.

Our revenue is affected by changes in the volume, system size and average selling prices of our solutions and related accessories, supply and demand, sales incentives and fluctuating interest rates that increase or decrease the monthly payments for customers purchasing systems through third party financing. Less than 5% of our sales were paid in cash by the customer in each of the years ended December 31, 2025 and 2024. Our revenue growth is dependent on our ability to compete effectively in the marketplace by remaining cost competitive, developing and introducing new sales teams within existing and new territories, scaling our installation teams to keep up with demand and maintaining a strong internal operations team to process orders while working with building departments and utilities to permit and interconnect our customers to the utility grid.

Revenues declined during the year ended December 31, 2025 because of the effect of higher interest rates on the consumer financing rates. The increased cost of consumer lending has reduced the advantage provided by financed solar power relative to standard utility costs, which has negatively affected the demand for our products.

Cost of Revenues

Cost of revenues consists primarily of product costs (including solar panels, inverters, metal racking, connectors, shingles, wiring, warranty costs and logistics costs), installation labor and permitting costs.

Cost of revenues decreased during the year ended December 31, 2025 in association with a reduction in revenues.

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

Other income (expenses), net

Other income (expenses), net primarily consists of change in fair value of warrant liabilities and interest expense and fees under our equipment and vehicle term loans. It also includes interest income on our cash balances, and accrued interest.

Results of Operations

Year Ended December 31, 2025 Compared to the Year Ended December 31, 2024

The following table sets forth a summary of our consolidated statements of operations for the periods presented:

	Years Ended December 31,		Change
	2025	2024	$	%
Net revenues	$69,349,938	$73,244,083	$(3,894,145)	(5.3)%
Costs and expenses:
Cost of revenues	31,066,477	38,067,096	(7,000,619)	(18.4)%
Depreciation and amortization	8,576,502	4,836,538	3,739,964	77.3%
Sales and marketing	22,698,405	19,587,073	3,111,332	15.9%
General and administrative	27,540,686	21,558,136	5,982,550	27.8%
Total operating expenses	89,882,070	84,048,843	5,833,227	6.9%
Loss from operations	(20,532,132)	(10,804,760)	(9,727,372)	(90.0)%
Other income (expense):
Other income	363,918	141,467	222,451	157.2%
Interest expense	(155,490)	(333,539)	178,049	53.4%
Gain on disposal of property and equipment	–	91,684	91,684	–
Gain on change in fair value of warrant liabilities	957,720	69,000	888,720	1,288.0%
Total other income (expense)	1,166,148	(31,388)	1,197,536	3,815.3%
Net loss before taxes	$(19,365,984)	$(10,836,148)	$(8,529,836)	(78.7)%

Net Revenues

Net revenues decreased by approximately $3.9 million from $73.2 million for the year ended December 31, 2024 to $69.3 million for the year ended December 31, 2025. The primary reason for the decrease in revenue was a decrease in installations during the current period, offset by a new pricing agreement with Solar Leasing I, LLC (“SLI”), a related-party entity that provides lease financing of the Company’s customers (see Note 16—Related Party Transactions in the consolidated financial statements), entered into during the fourth quarter of 2024. The comparative period also benefited from deferred revenue at the end of 2023, that was recognized in the first quarter of 2024. During the year ended December 31, 2025, there were no revenues generated from Heliogen.

Cost of Revenues

Cost of revenues decreased by $7.0 million from $38.1 million for the year ended December 31, 2024 to $31.1 million for the year ended December 31, 2025, primarily driven by the decline in installation revenues over the same period. As a percentage of net revenues, cost of revenues improved from 52.0% for the year ended December 31, 2024 to 44.8% for the year ended December 31, 2025. The improvement in gross margin reflects lower per-installation costs in 2025 compared to 2024, as the first half of 2024 included elevated costs associated with a higher volume of lower-margin installations that originated from contracts entered into in 2023.

Depreciation and Amortization

Depreciation and amortization increased by $3.7 million, from $4.8 million for the year ended December 31, 2024 to $8.6 million for the year ended December 31, 2025. The increase was primarily due to an increase in the amortization of the cost of acquired contracts from the Lumio Asset Purchase Agreement.

Sales and Marketing

Sales and marketing expenses increased by $3.1 million from $19.6 million for the year ended December 31, 2024 to $22.7 million for the year ended December 31, 2025. The increase was primarily a result of increased stock-based compensation expense, sales commissions, and efforts to expand our selling process to include year-round sales through digital lead generation.

General and Administrative Expenses

General and administrative expenses increased by $6.0 million from $21.6 million for the year ended December 31, 2024 to $27.5 million for the year ended December 31, 2025. The increase was primarily due to an increase in payroll costs associated with additional staffing, increased bad debt expense, higher professional fees associated with being a public company, and new costs as a result of the acquisition of Heliogen offset by decreased stock-based compensation expense.

Other Income (Expense)

Other income, net increased by $1.2 million from other expense, net of $31,388 for the year ended December 31, 2024 to other income, net of $1.2 million for the year ended December 31, 2025. The increase was primarily a result of increased gain on change in fair value of warrant liabilities, other income, and less interest expense during the current period.

Liquidity and Capital Resources

Our operations have historically been funded through a combination of cash on hand, proceeds from financing activities, and in 2025, net cash acquired in connection with the Heliogen acquisition (see Note 6—Business Combinations in the consolidated financial statements). Our primary short-term requirements for liquidity and capital are to fund general working capital and capital expenses. Our principal long-term working capital uses include ensuring revenue growth, expanding our sales and marketing efforts and potential acquisitions.

As of December 31, 2025 and December 31, 2024, our cash and cash equivalents balance were $6.1 million and $5.6 million, respectively. The Company maintains its cash in checking, savings, and money market accounts.

Our future capital requirements depend on many factors, including our revenue growth rate, the timing and extent of our spending to support further sales and marketing, the degree to which we are successful in launching new business initiatives and the cost associated with these initiatives, and the growth of our business generally.

We currently believe that our existing cash and working capital balances, anticipated future cash flows from operations and borrowings under our debt agreements will be sufficient to meet our currently contemplated business needs for the next twelve months. In the event we pursue and complete significant transactions or acquisitions in the future, additional funds may be required to meet our strategic needs, which may require us to raise additional funds in the debt or equity markets. If we are unable to raise additional capital on acceptable terms when needed, our business, results of operations and financial condition would be materially and adversely affected.

Cash Flows

The following table summarizes our cash flows for the periods presented:

	For the Years Ended December 31,
	2025	2024	Change
Net cash used in operating activities	$(8,691,421)	$(8,716,717)	$25,296
Net cash provided by (used in) investing activities	13,372,867	(7,369,137)	20,742,004
Net cash provided by (used in) financing activities	(4,172,727)	13,697,663	(17,870,390)

Cash Flows from Operating Activities

Net cash used in operating activities was approximately $8.7 million during the year ended December 31, 2025 compared to net cash used in operating activities of approximately $8.7 million during the year ended December 31, 2024. Despite an increase in net loss of $9.8 million, cash used in operations remained consistent year-over-year primarily due to higher non-cash charges including $8.6 million of depreciation and amortization, $6.4 million of stock-based compensation, and $3.4 million of provision for credit losses. Working capital was positively impacted by a $2.8 million increase in accounts payable and a $1.1 million increase in contract liabilities. These were partially offset by a $2.2 million increase in accounts receivable, a $1.1 million increase in prepaid expenses and other current assets, a $1.5 million increase in contract assets, a $2.0 million decrease in accrued expenses and other current liabilities, and a $3.3 million decrease in accrued expenses and other current liabilities – related parties.

Cash Flows from Investing Activities

Net cash provided by investing activities was approximately $13.4 million for the year ended December 31, 2025, relating to the cash acquired in the acquisition of Heliogen, offset by purchases of property and equipment. Net cash used in investing activities for the year ended December 31, 2024 was approximately $7.4 million, relating to the asset acquisition of Lumio, note receivable – related-party investment, and purchase of property and equipment.

Cash Flows from Financing Activities

Net cash used in financing activities was approximately $4.2 million for the year ended December 31, 2025, primarily relating to the payment of dividends to OpCo Class A preferred unit holders and repayments of debt and finance leases. Net cash provided by financing activities was approximately $13.7 million for the year ended December 31, 2024, primarily relating to net cash acquired from the issuance of convertible preferred stock of $9.2 million and the private placement issuance of Class A common stock offset by repayments of debt and finance leases, and distributions of stockholders.

Current Indebtedness

As of December 31, 2025, the Company’s outstanding indebtedness consisted of approximately $79,112 of vehicle loans. The Company has historically funded its operations and growth through a combination of cash on hand, proceeds from financing activities, and in 2025, net cash acquired in connection with the Heliogen acquisition.

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

The following table provides a reconciliation of gross profit to contribution profit for the periods presented:

	Years Ended December 31,
	2025	2024
Net revenues	$69,349,938	$73,244,083
Cost of revenues (exclusive of depreciation and amortization):	31,066,477	38,067,096
Less: depreciation and amortization related to cost of revenues	8,117,196	3,695,000
Total gross profit	$30,166,265	$31,481,987

Adjustments:
Depreciation and amortization	459,306	1,141,538
Commissions expense	16,848,141	15,827,850
Total contribution profit	$12,858,818	$14,512,599

Gross margin	43.5%	43.0%
Contribution margin	18.5%	19.8%

Adjusted EBITDA

We define Adjusted EBITDA, a non-GAAP financial measure, as net income (loss) before interest and other income (expenses), net, income tax expense, depreciation and amortization, gain on change in fair value of warrant liabilities, stock-based compensation, and merger and acquisition expenses (“M&A expenses”). We utilize Adjusted EBITDA as an internal performance measure in the management of our operations because we believe the exclusion of these non-cash and non-recurring charges allow for a more relevant comparison of our results of operations to other companies in our industry. Adjusted EBITDA should not be viewed as a substitute for net (loss) income calculated in accordance with GAAP, and other companies may define Adjusted EBITDA differently. Adjusted EBITDA margin reflects our Adjusted EBITDA as a percentage of revenues. The following table provides a reconciliation of net (loss) income to Adjusted EBITDA for the periods presented:

	Years Ended December 31,
	2025	2024
Net loss	$(19,629,633)	$(9,872,358)
Adjustments:
Other income	(363,918)	(141,467)
Interest expense	155,490	333,539
Gain on disposal of property and equipment	–	(91,684)
Gain on change in fair value of warrant liabilities	(957,720)	(69,000)
Income tax provision (benefit)	263,649	(963,790)
Stock-based compensation	6,498,623	7,951,248
Acquisition-related expenses	2,116,156	1,971,700
Depreciation and amortization	8,576,502	4,836,538
Adjusted EBITDA	$(3,340,851)	$3,954,726

Net loss margin	(28.3)%	(13.5)%
Adjusted EBITDA margin	(4.8)%	5.4%

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

We discuss our significant accounting policies in Note 3—Summary of Significant Accounting Policies, to our consolidated financial statements. Our significant accounting policies are subject to judgments and uncertainties that affect the application of such policies. We believe these financial statements include the most likely outcomes with regard to amounts that are based on our judgment and estimates. Our financial position and results of operations may be materially different when reported under different conditions or when using different assumptions in the application of such policies. In the event estimates or assumptions prove to be different from the actual amounts, adjustments are made in subsequent periods to reflect more current information. We believe the following accounting policies are critical to the preparation of our consolidated financial statements due to the estimation process and business judgment involved in their application:

Allowance for Credit Losses

Accounts receivable are recorded at the invoiced amount, net of an allowance for current expected credit losses. In accordance with ASC 326, “Financial Instruments—Credit Losses,” the Company estimates expected credit losses on accounts receivable using an aging analysis that incorporates historical loss experience, customer creditworthiness, prevailing economic conditions, and reasonable and supportable forward-looking information. The Company also provides an allowance for customers determined to be insolvent. Accounts receivable balances are written off when they are determined to be uncollectible.

Business Combinations

The Company accounts for business combinations under the acquisition method of accounting in accordance with ASC 805, “Business Combinations.” The Company allocates the purchase price of an acquisition to the tangible and intangible assets acquired, liabilities assumed, and any NCI based on their estimated fair values at the acquisition date. The Company recognizes the amount by which the purchase price of an acquired entity exceeds the net of the fair values assigned to the assets acquired and liabilities assumed as goodwill. In determining the fair values of assets acquired and liabilities assumed, the Company uses various recognized valuation methods, including the income, cost, and market approaches, in accordance with ASC 820, “Fair Value Measurement.” The Company makes assumptions within certain valuation techniques, including discount rates, royalty rates, and the amount and timing of future cash flows.

The Company initially performs these valuations based on preliminary estimates and assumptions by management or, where appropriate, independent valuation specialists under the Company’s supervision. The Company may revise these estimates and assumptions as additional information becomes available during the measurement period, which may extend up to one year from the acquisition date. Acquisition-related expenses are recognized separately from business combinations and are expensed as incurred.

Intangible Assets

Acquired identifiable intangible assets are recorded at fair value at the acquisition date and are amortized on a straight-line basis over their estimated useful lives. Estimated useful lives are determined based on the period over which the assets are expected to contribute to future cash flows. The Company has no intangible assets with indefinite lives.

Goodwill

In accordance with ASC 350, “Intangibles—Goodwill and Other,” goodwill is not amortized but is tested for impairment annually on December 31, or more frequently if events or circumstances indicate that goodwill may be impaired.

When assessing the recoverability of goodwill, the Company may first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The qualitative assessment considers factors including the current operating environment, industry and market conditions, cost factors, overall financial performance, and other relevant events. If the Company bypasses the qualitative assessment, or concludes that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the Company performs a quantitative assessment by comparing the estimated fair value of the reporting unit with its carrying amount. The Company estimates the fair value of its reporting units based on the present value of estimated future cash flows. Considerable management judgment is required in evaluating operating and macroeconomic conditions and estimating future cash flows, including assumptions related to growth rates and discount rates.

If the carrying amount of a reporting unit exceeds its estimated fair value, an impairment loss is recognized for the amount of the excess, limited to the total amount of goodwill allocated to the reporting unit.

Long-Lived Assets

The Company reviews the carrying value of long-lived assets, including property and equipment, ROU assets, and definite-lived intangible assets, for impairment in accordance with ASC 360, “Property, Plant, and Equipment,” whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. Such events or circumstances may include significant decreases in the market price of an asset, significant changes in the extent or manner in which an asset is used or in its physical condition, significant adverse changes in legal factors or in the business climate, a history or forecast of operating or cash flow losses, significant disposal activity, a significant decline in revenue, or other indicators that the carrying value of an asset may not be recoverable. If indicators of impairment are present, the Company evaluates recoverability by comparing the carrying amount of the asset or asset group to the estimated undiscounted future cash flows expected to result from the use and eventual disposition of the asset or asset group. If the carrying amount exceeds the estimated undiscounted future cash flows, an impairment loss is recognized for the amount by which the carrying amount exceeds the asset’s fair value.

Income Taxes

The Company accounts for income taxes in accordance with ASC 740, “Income Taxes.” Zeo is subject to U.S. federal, state, and local income taxes. OpCo is treated as a partnership for U.S. federal income tax purposes and generally does not pay U.S. federal income taxes. Instead, the OpCo unitholders, including Zeo, are liable for U.S. federal income taxes on their respective shares of OpCo’s taxable income. OpCo may be subject to certain state and local income or franchise taxes in jurisdictions that tax entities classified as partnerships. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the periods in which those temporary differences are expected to be recovered or settled. The effect of changes in tax rates on deferred tax assets and liabilities is recognized in the period that includes the enactment date.

The Company evaluates the realizability of deferred tax assets and records a valuation allowance when, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

The Company recognizes the tax benefit of uncertain tax positions only when it is more likely than not that the position will be sustained upon examination by taxing authorities, including resolution of any related appeals or litigation. The tax benefit recognized is measured as the largest amount that has a greater than 50 percent likelihood of being realized upon ultimate settlement. Interest and penalties related to unrecognized tax benefits are recognized as a component of income tax expense.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our principal executive officer and principal financial and accounting officer, the effectiveness of our disclosure controls and procedures as of December 31, 2025, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our principal executive officer and principal financial and accounting officer concluded that, as of December 31, 2025, our disclosure controls and procedures were not effective because of the identification of a material weakness in our internal control over financial reporting described below. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles.

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

Management’s Report on Internal Controls Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for us. Under the supervision and with the participation of our chief executive officer and chief financial officer, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2025 based on criteria specified in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, our management, including our chief executive officer and chief financial officer, concluded that, as of December 31, 2025, our internal control over financial reporting was not effective as of December 31, 2025. As previously disclosed, a material weakness exists in the Company’s internal control over financial reporting related to ineffective controls over period end financial disclosure and reporting processes, including not timely performing certain reconciliations and the completeness and accuracy of those reconciliations, and lack of effectiveness of controls over accurate accounting and financial reporting and reviewing the underlying financial statement elements, and recording incorrect journal entries that also did not have the sufficient review and approval.

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

As previously disclosed, a material weakness exists in the Company’s internal control over financial reporting related to ineffective controls over period end financial disclosure and reporting processes, including not timely performing certain reconciliations and the completeness and accuracy of those reconciliations, and lack of effectiveness of controls over accurate accounting and financial reporting and reviewing the underlying financial statement elements resulting in material adjustments that impacted revenue, expenses, assets, and liabilities in the financial statements, and recording incorrect journal entries that also did not have the sufficient review and approval. The control deficiencies resulted in and could result in a future misstatement in our accounts or disclosures that would result in a material misstatement to our financial statements that would not be prevented or detected. Accordingly, we determined that these control deficiencies constitute material weaknesses.

We are in the early stages of designing and implementing a plan to remediate the material weaknesses identified. Our plans include the following:

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

Management has considered and reviewed the errors which occurred in revenue and cost of revenues cutoff, accounts payable, accrued liabilities, stock compensation, expense classification, prepaid expenses, operating lease cash flow classification and accounting for finance lease arrangements. Management has determined that controls are not designed effectively in these areas. To mitigate future misstatements in these areas management will implement the following procedures at the end of each reporting period:

1.	Accounts Payable – Review the accounts payable with the executive team to inquire about any invoices not sent to accounts payable.

2.	Accrued Liabilities – Review the accrued liabilities detail with the executive team to determine if there are any expenses/liabilities for which the company should accrue an expense which has not yet been recognized.

3.	Stock-Based Compensation – Review with the CEO and legal counsel the list of stock grants which have been made and ask if there have been any other grants made (paper issued to employees or vendors) which should be included in the analysis.

4.	Classification of Expenses – Review the expense classification with the executive team to determine all expenses are properly classified.

5.	Classification of Financing Agreements – Review the financing agreements with the executive team to determine proper classification of the agreements as debt or finance lease.

6.	Prepaid Expenses – Review prepaid expenses with the executive team to determine if all prepaid expenses have been properly recorded for future services to be rendered and subsequently amortized.

7.	Revenue and Cost of Revenues Cutoff – Review revenue and related cost of revenues with executive team to determine if revenue and related cost of revenues sold is properly recognized.

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

ITEM 9B. OTHER INFORMATION.

Insider Trading Arrangements

During the quarter ended December 31, 2025, none of our directors or officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement”.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Our officers and directors are as follows:

Name	Age	Position
Timothy Bridgewater	65	Chief Executive Officer and Director
Cannon Holbrook	54	Chief Financial Officer
Kalen Larsen	32	Chief Operating Officer
Brandon Bridgewater	31	Chief Sales Officer
Stirling Adams	61	General Counsel and Secretary of the Board
Dr. Abigail M. Allen	41	Director
James P. Benson	66	Director
Neil Bush	71	Director
Mark M. Jacobs	64	Director

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

James P. Benson. Mr. Benson serves as a director of Zeo. Mr. Benson is a founding partner of Energy Spectrum, where he oversees Energy Spectrum’s efforts in sourcing investments, transaction evaluation, negotiation, executing and financing, monitoring of portfolio companies and the firm’s management and strategy. With approximately 37 years of venture capital and private equity, investment banking, financial advisory and commercial banking experience, Mr. Benson brings extensive relationships and his network across the energy industry to the company. Mr. Benson currently serves as a director on the boards of multiple Energy Spectrum portfolio companies and has been on two public boards in the past. Prior to co-founding Energy Spectrum in 1996, Mr. Benson served for ten years as a Managing Director at R. Reid Investments Inc., where his experience included energy-related private placements of debt and equity, acquisitions and divestitures. Mr. Benson began his career at InterFirst Bank Dallas, where he served for four years and was responsible for various energy financings and financial recapitalizations. Mr. Benson received his Bachelor of Science degree from the University of Kansas and his Master of Business Administration degree in Finance from Texas Christian University. Due to his extensive investment experience in the energy industry,we believe Mr. Benson is well qualified to serve on our board of directors.

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

Mr. Jacobs previously served as CEO, President and Director of Reliant Energy, a publicly-traded, Fortune 500 energy company. During Mr. Jacobs tenure, he led the company through a series of crises including the impact of Hurricane Ike and the financial market crisis in 2008. He initiated and negotiated a merger-of-equals with Mirant Corporation to form GenOn Energy in 2010, where he served as President, Chief Operating Officer and a Director of the largest competitive generator in the U.S. Mr. Jacobs was originally recruited to Reliant Energy in 2002 to serve as Chief Financial Officer. In that role, Mr. Jacobs brokered a landmark $6.2B debt restructuring transaction, leading the company away from a potential bankruptcy filing and repositioned the company to compete in the emerging competitive electricity market. Prior to

Reliant Energy, Mr. Jacobs served as a Managing Director within the Natural Resources Group and Mergers & Acquisitions Department at Goldman Sachs & Co. where he provided strategic advice for large public and private corporations related to M&A and capital markets. Mr. Jacobs received a B.B.A. from Southern Methodist University and a Master of Management from the J.L. Kellogg Graduate School of Management at Northwestern University.

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

Director Nominations

Zeo does not have a nominating committee. However, Zeo will form a nominating committee as and when required to do so by law or Nasdaq rules. In accordance with Rule 5605(e)(2) of Nasdaq rules, a majority of the independent directors may recommend a director nominee for selection by the Board. The Board believes that the Zeo independent directors can satisfactorily carry out the responsibility of properly selecting or approving director nominees without the formation of a standing nominating committee. The directors who participate in the consideration and recommendation of director nominees are Dr. Abigail M. Allen, James P. Benson, Neil Bush and Mark M. Jacobs. In accordance with Rule 5605(e)(1)(A) of Nasdaq rules, all such directors are independent. As there is no standing nominating committee, we do not have a nominating committee charter in place.

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

Number of Meetings

During the fiscal year ended December 31, 2025, our Board and audit committee met nine times, and the compensation committee met three times. During the year ended December 31, 2025, each of our directors attended at least 75% of the meetings of the Board and committees on which he or she served as a member.

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

ITEM 11. EXECUTIVE COMPENSATION.

Executive and Director Compensation

The following table sets forth information concerning the compensation of the named executive officers for the years ended December 31, 2025 and 2024:

Name and Principal Position	Year	Salary ($)	Stock Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)		Total ($)
Timothy Bridgewater	2025	390,000	–	–	–		390,000
Chairman, CEO	2024	260,000	6,806,272	–	215,000	(2)	7,281,272
Cannon Holbrook CFO	2025	225,000	578,250	–	25,000	(3)	828,250
	2024	135,577	26,250	–	–		161,827
Stirling Adams GC	2025	290,000	732,450	–	–		957,450
	2024	225,308	26,250	–	119,785	(4)	371,373

(1)	Amounts reflect the full grant-date fair value of stock awards granted during the applicable fiscal year computed in accordance with ASC 718, rather than the amounts paid to or realized by the named executive officer.

(2)	For 2025 and 2024, the amounts in this column represent the distributions paid in 2025 and 2024 to Mr. Bridgewater with respect to his partnership interests in Sunergy.

(3)	Amounts paid to Mr. Holbrook in 2025 in connection with the execution of his employment agreement.

(4)	Amounts paid to Mr. Adams in 2024 for legal services provided to the Company related to the ESGEN transaction prior to his joining the Company.

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

In recognition of Mr. Adams’ responsibilities, the Company agreed to pay Mr. Adams a base salary of $290,000, which may be increased from time to time by the Committee in its sole discretion.

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

Outstanding Equity Awards at 2025 Fiscal Year-End

Name	Grant Date	Number of Unvested Stock Awards (#)	Market Value of Unvested Stock Awards ($)(1)	Vesting Date
Timothy Bridgewater	March 13, 2024	50,000	$54,500	March 13, 2026
	March 13, 2024	50,000	54,500	February 13, 2027
Cannon Holbrook	February 5, 2025	75,000	81,750	August 5, 2026
	February 5, 2025	75,000	81,750	August 5, 2027
Stirling Adams	February 5, 2025	100,000	109,000	August 5, 2026
	February 5, 2025	100,000	109,000	August 5, 2027

(1)	The market value of unvested restricted stock awards as of December 31, 2025, is calculated by multiplying the number of shares subject to such awards by the closing price of our Class A common stock on December 31, 2025, the last trading day of the year, which was $1.09 per share.

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

Types of Awards

The 2024 Plan provides for the grant of both incentive stock options (“ISOs”), which are intended to qualify for favorable tax treatment under Section 422 of the Code, and nonqualified stock options (“NSOs”), as well as the grant of restricted stock, restricted stock units (“RSUs”), stock appreciation rights (“SARs”), and other equity-based awards and substitute awards.

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

Non-Qualified Stock Options and Stock Appreciation Rights

If a participant is granted a NSO or SAR under the 2024 Plan, the participant should not have taxable income as of the grant of the NSO or SAR. Upon the exercise of a NSO or SAR, a participant will recognize ordinary income equal to the excess, if any, of the fair market value of the shares acquired on the date of exercise over the exercise price. If the participant is employed by us or one of our affiliates at the time of exercise, such income will be subject to withholding taxes. The participant’s tax basis in the Zeo Class A Common Stock for purposes of determining gain or loss on a subsequent sale or disposition of such shares generally will be the fair market value of such Zeo Class A Common Stock on the date the participant exercises such option or SAR. When a participant sells the Zeo Class A Common Stock acquired as a result of the exercise of a NSO or SAR, any appreciation or depreciation in the value of the Zeo Class A Common Stock after the exercise date will be taxable as a long-term or short-term capital gain or loss for U.S. federal income tax purposes, depending on the holding period. The Zeo Class A Common Stock must be held for more than twelve (12) months to qualify for long-term capital gain treatment. Subject to the discussion under “- Tax Consequences to Zeo” below, Zeo and its subsidiaries or controlled affiliates generally should be entitled to a federal income tax deduction at the time and for the same amount as the participant recognizes ordinary income.

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

Restricted Stock

Generally, the recipient of a restricted stock award will recognize ordinary income at the time the stock is received equal to the excess, if any, of the fair market value of the stock received over any amount paid by the recipient in exchange for the stock. If, however, the stock is subject to restrictions constituting a substantial risk of forfeiture when it is received (for example, if the employee is required to work for a period of time in order to have the right to transfer or sell the stock), the recipient generally will not recognize income until the restrictions constituting a substantial risk of forfeiture lapse, at which time the recipient will recognize ordinary income equal to the excess, if any, of the fair market value of the stock on the date it becomes vested over any amount paid by the recipient in exchange for the stock. A recipient may, however, file an election with the Internal Revenue Service, within 30 days following the date of grant, to recognize ordinary income, as of the date of grant, equal to the excess, if any, of the fair market value of the stock on the date the award is granted over any amount paid by the recipient for the stock. The recipient’s basis for the determination of gain or loss upon the subsequent disposition of shares acquired from a restricted stock award will be the amount paid for such shares plus any ordinary income recognized either when the stock is received or when the restrictions constituting a substantial risk of forfeiture lapse. Subject to the discussion under “- Tax Consequences to Zeo” below, Zeo and its subsidiaries or affiliates generally should be entitled to a federal income tax deduction at the time and for the same amount as the participant recognizes ordinary income.

RSUs

Generally, the recipient of a restricted stock unit award will recognize ordinary income at the time the stock is delivered equal to the excess, if any, of (i) the fair market value of the stock received over any amount paid by the recipient in exchange for the stock or (ii) the amount of cash paid to the participant. The recipient’s basis for the determination of gain or loss upon the subsequent disposition of shares acquired from a restricted stock unit award will be the amount paid for such shares plus any ordinary income recognized when the stock is delivered, and the participant’s capital gain holding period for those shares will begin on the day after they are transferred to the participant. Subject to the discussion under “- Tax Consequences to Zeo” below, Zeo and its subsidiaries or affiliates generally should be entitled to a federal income tax deduction at the time and for the same amount as the participant recognizes ordinary income.

Clawback

On March 13, 2024, the Board of Directors adopted a clawback policy which provides for the recovery of certain executive compensation in the event of an accounting restatement resulting from material non-compliance with financial reporting requirements under the federal securities laws. Since the adoption of this policy, there have been no accounting restatements, nor is there any compensation to be recovered.

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

Zeo Compensation of Directors

Our directors did not receive any other fees for their service in 2025.

Director Compensation Table

Name	Fees Earned or Paid in 2025 ($)	Stock Awards ($)(1)	Total ($)
Dr. Abigail M. Allen	$—	$—	$—
Neil Bush	—	—	—
Mark Jacobs	—	—	—

(1)	As of December 31, 2025, there were no outstanding stock option awards (exercisable and unexercisable) and unvested stock awards held by our directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS.

The following table sets forth information known to the Company regarding beneficial ownership of shares of the Company’s common stock as of March 27, 2026, by:

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

The percentage of beneficial ownership is based on 33,593,737 shares of Class A Common Stock issued and outstanding and 24,380,000 shares of Class V Common Stock issued and outstanding as of March 27, 2026.

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

Name and Address of Beneficial Owners	Number of Shares of Class A Common Stock	% of Shares of Class A Common Stock	Number of Shares of Class V Common Stock	% of Shares of Class V Common Stock	% of total voting power
Directors and Executive Officers
Directors and executive officers(1)
Timothy Bridgewater(2)	812,545	2.4%	8,110,410	33.3%	15.4%
Brandon Bridgewater(3)	2,827,346	8.4%	2,515,664	10.3%	9.2%
Kalen Larsen(4)	2,407,236	7.2%	3,015,664	12.4%	9.4%
Stirling Adams	256,847	*	–	–	*
Cannon Holbrook	75,675	*	–	–	*
Dr. Abigail M. Allen	10,000	–	–	–	–
James P. Benson	–	–	–	–	–
Neil Bush	10,000	*	–	–	*
Mark Jacobs	90,000	*	–	–	*
All directors and executive officers as a group (9 individuals)	6,489,649	19.3%	13,641,738	56.0%	34.7%

Five Percent Holders
Southern Crown Holdings, LLC	1,061,700	3.2%	4,400,478	18.0%	9.4%
LAMADD LLC	1,236,817	3.7%	4,400,478	18.0%	9.7%
ESGEN LLC(5)	3,257,436	9.7%	1,500,000	6.2%	8.2%
LHX Intermediate, LLC(6)	9,931,851	29.6%	–	–	17.1%

*	Less than 1%.

(1)	Unless otherwise noted, the business address of each of the directors and officers is 7625 Little Rd, Suite 200A, New Port Richey, FL 34654.

(2)	The total number of shares of Class V Common Stock owned by Timothy Bridgewater comprise (i) 750,000 shares of Class A Common Stock and 1,558,883 shares of Class V Common Stock owned of record by LCB Trust, his family trust entity and (ii) 1,500,000 shares of Class A Common Stock and 6,651,527 shares of Class V Common Stock held of record by Sun Managers, LLC for which as the manager he has voting and investment power. Sun Managers, LLC is expected to use such shares in connection with a management equity program. Mr. Bridgewater disclaims beneficial ownership over any such shares held by Sun Managers, LLC.

(3)	Shares are held of record by Clarke Capital, LLC. Mr. Bridgewater exercises voting and dispositive power over the shares held by such entity.

(4)	Shares are held of record by JKAE Holdings, LLC. Mr. Larsen exercises voting and dispositive power over the shares held by such entity.

(5)	James P. Benson, Michael C. Mayon and Andrea Bernatova are the managers of ESGEN LLC, and each of them disclaims beneficial ownership over any securities owned by ESGEN LLC in which he or she does not have any pecuniary interest. The business address of ESGEN LLC is 5956 Sherry Lane, Suite 1400, Dallas, Texas 75225.

(6)	As reported on the Schedule 13D/A of LHX filed on December 27, 2024. Consists of 8,080,000 shares of Class A Common Stock held by LHX. This number does not take into account shares of stock of the Company held by other stockholders party to the Voting Agreement (described herein) or issuable under the Promissory Note (described herein), pursuant to which such stockholders have agreed, in certain circumstances, to vote (i) in favor of the nomination and appointment of LHX’s designee to the Board, (ii) in favor of the issuance to LHX of shares of Class A Common Stock in connection with an option that may be granted to LHX and (iii) the Share Issuance (described herein) pursuant to the Promissory Note. The business address of LHX is 5956 Sherry Lane, Suite 1400, Dallas, Texas 75225.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Sunergy Related Party Transactions

Approximately 19% of Zeo’s customers who have entered into leasing agreements have done so with a third-party leasing company established and managed by White Horse Energy, a holding company of which Timothy Bridgewater, Zeo’s Chairman and Chief Executive Officer, is the owner and manager. Mr. Bridgewater, through White Horse, holds 1% or less of the membership interests of the third-party leasing company established and managed by White Horse Energy that own installed solar energy systems leased by Zeo Customers, with the remainder of the membership interests being held by third parties. For the year ended December 31, 2025, the third-party leasing company managed by White Horse Energy had purchased approximately $18.1 million in solar energy systems from Zeo for their leasing customers. As of December 31, 2024, the third-party leasing company managed by White Horse Energy had purchased approximately $20.6 million in solar energy systems from Zeo for their leasing customers. As of December 31, 2025, the third-party leasing company had entered into leasing agreements with customers for an additional approximately $1.5 million in leased systems to be installed by Zeo, if the development and installation of all of those systems continued to completion. Subject to investor and customer demand, White Horse Energy intends to attract additional investors to form third-party leasing companies that will be able to fund additional installations of solar systems by Zeo.

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

The Sponsor advanced $262,268 to cover expenses related to our IPO under the April 2021 Promissory Note. As of December 31, 2025, no covered expenses remained outstanding and due to the Sponsor.

On April 5, 2023, ESGEN issued the April 2023 Promissory Note in the principal amount of up to $1,500,000 to the Sponsor, which was amended and restated by the October 2023 Promissory Note, which could be drawn down by ESGEN from time to time prior to the consummation of our initial business combination. The October 2023 Promissory Note, as well as the April 2021 Promissory Note was not be repaid and was cancelled at Closing. As of January 31, 2024, ESGEN had drawn $1,787,048 and $171,346 under the October 2023 Promissory Note and April 2021 Promissory Note, respectively.

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

Office Space, Secretarial and Administrative Services Until Closing

ESGEN incurred $10,000 per month for office space, utilities, secretarial support and administrative services provided by the Sponsor. No amounts were paid for these services. As of December 31, 2025, there are amounts due to ESGEN reported on the balance sheet pursuant to this agreement.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

On October 31, 2025, the audit committee of the Board and the Board, after discussion with the management of the Company, approved the dismissal of Grant Thornton LLP (“GT”), the Company’s independent registered public accounting firm, and approved the appointment of Tanner LLC (“Tanner”) as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2025, effective immediately.

GT’s reports on the Company’s consolidated financial statements as of and for the fiscal years ended December 31, 2024 and 2023 did not contain any adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principles.

During the period from April 16, 2024, the date GT was appointed, to October 31, 2025, the date of dismissal, there were no (a) disagreements (as defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions) with GT on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of GT, would have caused GT to make reference to such disagreement in its report on the Company’s consolidated financial statements for the relevant year  or (b) “reportable events” (as defined in Item 304(a)(1)(v) of Regulation S-K and the related instructions), except that there were material weaknesses in the Company’s internal control over financial reporting, related to ineffective controls over information and communication and period end financial disclosure and reporting processes, including not timely performing certain reconciliations and the completeness and accuracy of those reconciliations, and lack of effectiveness of controls over accurate accounting and financial reporting and reviewing the underlying financial statement elements, and recording incorrect journal entries that also did not have the sufficient review and approval. The Company’s management also did not design and maintain effective controls over the calculation of earnings per share and the classification of the reinvestment of interest and dividend income in the statement of cash flows. These material weaknesses in internal control over financial reporting have been disclosed in the company’s quarterly reports on Form 10-Q for 2024 and 2025 and annual report on Form 10-K for the year ended December 31, 2024. The Audit Committee discussed the subject matter of each of these reportable events with GT, and the Company authorized GT to respond fully to the inquiries of the successor auditor concerning the subject matter of each of these reportable events.

During the fiscal years ended December 31, 2024 and 2023, and the subsequent interim period through October 31, 2025, the Company did not consult with Tanner regarding the application of accounting principles to a specific completed or contemplated transaction or regarding the type of audit opinions that might be rendered by Tanner on the Company’s financial statements, and Tanner did not provide any written or oral advice that was an important factor considered by the Company in reaching a decision as to any such accounting, auditing or financial reporting issue.

Fees

Tanner served as the independent registered public accounting firm to audit our books and accounts for the fiscal year ended December 31, 2025.

The table below presents the aggregate fees billed for professional services rendered by Tanner for the year ended December 31, 2025.

2025
Audit fees	$369,265
Audit-related fees	–
Tax fees	–
All other fees	–
Total fees	$369,265

In the above table, Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements, reviews of our quarterly financial statements and services that are normally provided by our independent registered public accounting firm in connection with statutory and regulatory filings.

Our Audit Committee determined that the services provided by Tanner were compatible with maintaining the independence of Tanner as our independent registered public accounting firm.

The table below presents the aggregate fees billed for professional services rendered by GT for the years ended December 31, 2025 and 2024.

	2025	2024
Audit fees	$80,000	$1,104,438
Audit-related fees	–	–
Tax fees	–	–
All other fees	115,213	–
Total fees	$195,213	$1,104,438

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

Exhibit		Incorporated by Reference
Number	Description	Form	Exhibit	Filing Date
2.1	Business Combination Agreement, dated as of April 19, 2023, by and among ESGEN, Sunergy, the Sellers, OpCo, the Sponsor and Timothy Bridgewater.	8-K	2.1	April 20, 2023
2.2	Amendment No. 1 to Business Combination Agreement, dated as of January 24, 2024, by and between ESGEN and Sunergy.	8-K	2.1	January 25, 2024
2.3	Agreement and Plan of Merger and Reorganization, dated as of May 28, 2025, by and among Zeo Energy Corp., Heliogen, Inc., Hyperion Merger Corp. and Hyperion Acquisition LLC	8-K	2.1	May 29, 2025
3.1	Certificate of Incorporation of Zeo Energy Corp.	8-K	3.1	March 20, 2024
3.2	Bylaws of Zeo Energy Corp.	8-K	3.2	March 20, 2024
4.1	Description of Securities
10.1	Amended and Restated Subscription Agreement, dated as of January 24, 2024, by and among ESGEN, OpCo and the Sponsor.	8-K	10.2	January 25, 2024
10.2	Letter Agreement, dated as of October 22, 2021, by and among ESGEN, the Sponsor and the Insiders party thereto.	8-K	10.5	October 25, 2021
10.3	Amendment to Letter Agreement, dated as of April 19, 2023, by and among ESGEN, the Sponsor and the Insiders party thereto.	8-K	10.1	April 20, 2023
10.4	Amendment No. 2 to Letter Agreement, dated as of January 24, 2024, by and among ESGEN, the Sponsor and the Insiders party thereto.	8-K	10.1	January 25, 2024
10.5	Side Letter, dated as of March 13, 2024 by and among ESGEN, Sponsor, Sunergy and the other parties thereto.	8-K	10.5	March 20, 2024
10.6	Non-Redemption Agreement, dated as of March 11, 2024, by and between ESGEN and The K2 Principal Fund L.P.	8-K	10.1	March 12, 2024
10.7	Amended and Restated Registration Rights Agreement, dated as of March 13, 2024.	8-K	10.7	March 20, 2024
10.8	OpCo A&R LLC Agreement, dated as of March 13, 2024.	8-K	10.8	March 20, 2024
10.9	Form of Lock-Up Agreement.	8-K	2.1	April 20, 2023
10.10	Tax Receivable Agreement, dated as of March 13, 2024.	8-K	10.10	March 20, 2024
10.11	Form of Indemnification Agreement.	8-K	10.11	March 20, 2024
10.12	Employment Agreement, dated March 13, 2024, by and between Opco and Timothy Bridgewater.	8-K	10.12	March 20, 2024
10.13	Employment Agreement, dated March 13, 2024, by and between Opco and Kalen Larsen.	8-K	10.13	March 20, 2024
10.14	Employment Agreement, dated March 13, 2024, by and between Opco and Gianluca “Luke” Guy.	8-K	10.14	March 20, 2024
10.15	Employment Agreement, dated March 13, 2024, by and between Opco and Brandon Bridgewater.	8-K	10.15	March 20, 2024
10.16	Employment Agreement, dated March 13, 2024, by and between Opco and Cannon Holbrook.	8-K	10.1	August 20, 2024
10.17	Zeo Energy Corp. 2024 Omnibus Incentive Equity Plan.	8-K	10.17	March 20, 2024
10.18	Promissory Note, dated December 24, 2024, between the Company and LHX Intermediate LLC.	8-K	10.1	December 26, 2024
10.19	Form of Voting Agreement, dated December 24, 2024, between Zeo Energy Corp., LHX Intermediate LLC and certain stockholders of the Company.	8-K	10.2	December 26, 2024
10.20	Asset Purchase Agreement, dated as of October 25, 2024, by and between the Company and the sellers party thereto.	8-K	10.1	October 31, 2024

10.21	Subscription Agreement, dated as of October 25, 2024, by and between the Company and LHX Intermediate LLC.	8-K	10.2	October 31, 2024
10.22	Form of Voting and Support Agreement.	8-K	10.1	May 29, 2025
10.23	Engagement Letter Third Amendment, dated August 11, 2025	8-K	10.1	August 19, 2025
10.24	Common Stock Purchase Agreement effective January 27, 2026 between the Company and White Lion	8-K	10.1	January 27, 2026
10.25	Registration Rights Agreement effective January 27, 2026 between the Company and White Lion	8-K	10.2	January 27, 2026
14.1	Code of Ethics
16.1	Letter from Grant Thornton LLP, dated November 4, 2025 to the Securities and Exchange Commission regarding change in certifying accountant.	8-K	16.1	November 4, 2025
16.2	Letter from BDO, USA P.C. dated April 18, 2024 to the Securities and Exchange Commission regarding change in certifying accountant.	8-K	16.1	April 18, 2024
19	Insider Trading Policy	10-K	19	May 27, 2025
21	Subsidiaries of Zeo Energy Corp.	10-K	21.1	April 1, 2024
23.1*	Consent of Tanner LLC, independent registered public accounting firm of Zeo Energy Corp.
23.2*	Consent of Grant Thornton LLP, independent registered public accounting firm of Zeo Energy Corp.
31.1**	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2**	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97*	Clawback Policy.
101*	Interactive data file set for the financial statements and accompanying notes contained in this Report (formatted as Inline XBRL).
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith
**	Furnished herewith

ITEM 16. FORM 10-K SUMMARY.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this date of March 31, 2026.

Zeo Energy Corp.

By:	/s/ Timothy Bridgewater
Name:	Timothy Bridgewater
Title:	Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 31, 2026.

Name	Position

/s/ Timothy Bridgewater	Chief Executive Officer and Director
Timothy Bridgewater	(Principal Executive Officer)

/s/ Cannon Holbrook	Chief Financial Officer
Cannon Holbrook	(Principal Financial and Accounting Officer)

/s/ Dr. Abigail M. Allen	Director
Dr. Abigail M. Allen

/s/ James P. Benson	Director
James P. Benson

/s/ Neil Bush	Director
Neil Bush

/s/ Mark Jacobs	Director
Mark Jacobs

ZEO ENERGY CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of ZEO Energy Corp.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Zeo Energy Corp. and subsidiaries (collectively, the Company) as of December 31, 2025, and the related consolidated statements of operations, changes in redeemable noncontrolling interests and stockholders’ equity (deficit), and cash flows for the year ended December 31, 2025, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025, and the results of its operations and its cash flows for the year ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ Tanner

We have served as the Company’s auditor since 2025.

Lehi, Utah

March 31, 2026

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and

Stockholders of ZEO Energy Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Zeo Energy Corp. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2024, the related consolidated statements of operations, changes in redeemable noncontrolling interests and stockholders’ equity (deficit), and cash flows for the year ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and the results of its operations and its cash flows for the year ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ GRANT THORNTON LLP

We served as the Company’s auditor from 2023 to 2025.

Kansas City, Missouri

May 27, 2025

ZEO ENERGY CORP.

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2025	2024
ASSETS
Current Assets
Cash and cash equivalents	$6,137,939	$5,634,115
Accounts receivable, net	8,158,909	8,994,881
Accounts receivable – related parties	611,807	191,662
Inventories	852,179	872,470
Contract assets	2,598,623	1,089,051
Prepaid expenses and other current assets	4,192,590	2,106,496
Total Current Assets	22,552,047	18,888,675

Other assets	92,712	75,935
Interest receivable – related parties	153,485	–
Deferred tax asset, net	–	238,491
Property and equipment, net	2,830,490	2,475,963
Operating lease right-of-use assets	897,476	1,268,139
Finance lease right-of-use assets	310,539	447,012
Note receivable – related party	3,000,000	3,000,000
Intangibles, net	–	7,571,156
Goodwill	27,091,695	27,010,745
TOTAL ASSETS	$56,928,444	$60,976,116

LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accounts payable	$3,769,078	$2,780,885
Accrued expenses and other current liabilities	2,421,237	5,181,087
Accrued expenses and other current liabilities – related parties	49,269	3,359,101
Contract liabilities	1,301,393	201,607
Contract liabilities – related parties	–	2,000
Current portion of operating lease obligations	684,819	583,429
Current portion of finance lease obligations	142,095	130,464
Current portion of long-term debt	23,526	291,036
Convertible promissory note, net	–	2,440,000
Total Current Liabilities	8,391,417	14,969,609

Operating lease obligations, net of current portion	304,295	799,385
Finance lease obligations, net of current portion	208,865	348,807
Long-term debt, net of current portion	55,586	496,623
Warrant liabilities	491,280	1,449,000
TOTAL LIABILITIES	9,451,443	18,063,424

Redeemable Noncontrolling Interests
Class A convertible preferred units, 1,500,000 units issued and outstanding as of December 31, 2025 and 2024	17,207,469	16,130,871
Class B units, 22,880,000 and 33,730,000 units issued and outstanding as of December 31, 2025 and 2024, respectively	24,939,200	115,693,900

Stockholders’ Equity (Deficit)
Class V common stock, $0.0001 par value, 100,000,000 authorized shares; 24,380,000 and 35,230,000 shares issued and outstanding as of December 31, 2025 and 2024, respectively	2,438	3,523
Class A common stock, $0.0001 par value, 300,000,000 authorized shares; 33,180,843 and 13,252,964 shares issued and outstanding as of December 31, 2025 and 2024, respectively	3,318	1,326
Additional paid-in capital	63,394,456	14,523,963
Accumulated other comprehensive loss	(4,895)	–
Accumulated deficit	(58,064,985)	(103,440,891)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	5,330,332	(88,912,079)
TOTAL LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND STOCKHOLDERS’ EQUITY (DEFICIT)	$56,928,444	$60,976,116

The accompanying notes are an integral part of these consolidated financial statements.

ZEO ENERGY CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2025	2024
Revenues
Revenue, net	$51,208,067	$51,088,065
Related party revenue, net	18,141,871	22,156,018
Total Net Revenues	69,349,938	73,244,083

Operating Expenses
Cost of revenues	31,066,477	38,067,096
Depreciation and amortization	8,576,502	4,836,538
Sales and marketing	22,698,405	19,587,073
General and administrative	27,540,686	21,558,136
Total Operating Expenses	89,882,070	84,048,843

LOSS FROM OPERATIONS	(20,532,132)	(10,804,760)

Other Income (Expense)
Other income	363,918	141,467
Interest expense	(155,490)	(333,539)
Gain on disposal of property and equipment	–	91,684
Gain on change in fair value of warrant liabilities	957,720	69,000
Total Other Income (Expense)	1,166,148	(31,388)

NET LOSS FROM OPERATIONS BEFORE INCOME TAXES	(19,365,984)	(10,836,148)
Income tax benefit (provision)	(263,649)	963,790
NET LOSS	$(19,629,633)	$(9,872,358)

Less: Net loss attributable to Sunergy Renewables LLC prior to the business combination	$–	$(523,681)
NET LOSS SUBSEQUENT TO THE BUSINESS COMBINATION	(19,629,633)	(9,348,677)

Less: Net loss attributable to redeemable noncontrolling interests	(5,620,879)	(6,679,788)
NET LOSS ATTRIBUTABLE TO CLASS A COMMON STOCKHOLDERS	$(14,008,754)	$(2,668,889)

LOSS PER CLASS A COMMON SHARE – BASIC AND DILUTED	$(0.56)	$(0.48)
WEIGHTED-AVERAGE CLASS A COMMON SHARES OUTSTANDING – BASIC AND DILUTED	24,936,865	5,546,925

COMPREHENSIVE LOSS
Foreign currency translation adjustments	4,895	–
NET COMPREHENSIVE LOSS	$(14,013,649)	$(2,668,889)

The accompanying notes are an integral part of these consolidated financial statements.

ZEO ENERGY CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN REDEEMABLE
NONCONTROLLING INTERESTS AND STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE YEAR ENDED DECEMBER 31, 2024

	Redeemable Noncontrolling Interests
	Class A Convertible Preferred Units		Class B Units		Common Units		Class V Common Stock		Class A Common Stock		Additional Paid-in	Accumulated	Total Stockholders’ Equity
	Units	Amount	Units	Amount	Units	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance, December 31, 2023	–	$–	–	$–	1,000,000	$31,155,864	–	$–	–	$–	$–	$(533,345)	$30,622,519
Retroactive application of Business Combination	–	–	–	–	(1,000,000)	(31,155,864)	33,730,000	3,373	–	–	31,152,491	–	–
Balance, December 31, 2023	–	–	–	–	–	–	33,730,000	3,373	–	–	31,152,491	(533,345)	30,622,519
Stockholder distributions	–	–	–	–	–	–	–	–	–	–	–	(90,000)	(90,000)
Net loss prior to the Business Combination	–	–	–	–	–	–	–	–	–	–	–	(523,681)	(523,681)
Effects of Business Combination
Issuance of Class A Shares to third party advisors	–	–	–	–	–	–	–	–	178,207	18	891,017	–	891,035
Issuance of Class A Shares to backstop investor	–	–	–	–	–	–	–	–	225,174	23	1,569,440	–	1,569,463
Reverse Recapitalization	1,500,000	6,855,076	–	–	–	–	1,500,000	150	4,248,583	425	(2,498,380)	–	(2,497,805)
Transaction costs	–	–	–	–	–	–	–	–	–	–	(2,890,061)	–	(2,890,061)
Establishment of redeemable noncontrolling interests	–	–	33,730,000	26,116,548	–	–	–	–	–	–	(26,116,548)	–	(26,116,548)
Activities subsequent to business combination
Stock-based compensation	–	–	–	–	–	–	–	–	375,000	37	7,360,697	–	7,360,734
Class A common stock issued for services	–	–	–	–	–	–	–	–	146,000	15	255,485	–	255,500
Class A common stock issued in the asset acquisition of Lumio	–	–	–	–	–	–	–	–	6,206,897	621	8,131,035	–	8,131,656
Class A common stock issued private placement	–	–	–	–	–	–	–	–	1,873,103	187	2,715,8143	–	2,716,000
Dividends paid to preferred unit holders	–	(139,067)	–	–	–	–	–	–	–	–	–	–	–
Subsequent measurement of redeemable noncontrolling interests	–	–	–	105,672,002	–	–	–	–	–	–	(6,047,026)	(99,624,976)	(105,672,002)
Net income (loss)	–	9,414,862	–	(16,094,650)	–	–	–	–	–	–	–	(2,668,889)	(2,668,889)
Balance, December 31, 2024	1,500,000	$16,130,871	33,730,000	$115,693,900	–	$–	35,230,000	$3,523	13,252,964	$1,326	$14,523,963	$(103,440,891)	$(88,912,079)

ZEO ENERGY CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN REDEEMABLE
NONCONTROLLING INTERESTS AND STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE YEAR ENDED DECEMBER 31, 2025

	Redeemable Noncontrolling Interests
	Class A Convertible Preferred Units		Class B Units		Class V Common Stock		Class A Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Units	Amount	Units	Amount	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	(Deficit)
Balance, December 31, 2024	1,500,000	$16,130,871	33,730,000	$115,693,900	35,230,000	$3,523	13,252,964	$1,326	$14,523,963	$–	$(103,440,891)	$(88,912,079)
Stock-based compensation	–	–	–	–	–	–	–	–	6,341,542	–	–	6,341,542
Class A common stock issued upon vesting of restricted stock awards	–	–	–	–	–	–	249,792	24	(24)	–	–	–
Tax withholding paid related to stock-based compensation	–	–	–	–	–	–	–	–	(166,929)	–	–	(166,929)
Class A common stock issued to employees for services	–	–	–	–	–	–	80,913	8	100,690	–	–	100,698
Class A common stock issued in exchange for OpCo class B units and corresponding class V common stock	–	–	(10,850,000)	(24,051,500)	(10,850,000)	(1,085)	10,850,000	1,085	24,051,500	–	–	24,051,500
Class A common stock issued in the acquisition of Heliogen, Inc.	–	–	–	–	–	–	6,217,612	622	14,424,238	–	–	14,424,860
Class A common stock issued in settlement of accrued advisory fees	–	–	–	–	–	–	677,711	68	1,619,661	–	–	1,619,729
Class A common stock issued upon conversion of convertible note payable	–	–	–	–	–	–	1,851,851	185	2,499,815	–	–	2,500,000
Dividends paid to preferred unit holders	–	(621,063)	–	–	–	–	–	–	–	–	–	–
Foreign currency translation	–	–	–	–	–	–	–	–	–	(4,895)	–	(4,895)
Subsequent measurement of redeemable noncontrolling interests	–	–	–	(59,384,660)	–	–	–	–	–	–	59,384,660	59,414,864
Net income (loss)	–	1,697,661	–	(7,318,540)	–	–	–	–	–	–	(14,008,754)	(14,008,754)
Balance, December 31, 2025	1,500,000	$17,207,469	22,880,000	$24,939,200	24,380,000	$2,438	33,180,843	$3,318	$63,394,456	$(4,895)	$(58,064,985)	$5,330,332

The accompanying notes are an integral part of these consolidated financial statements.

ZEO ENERGY CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2025	2024

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(19,629,633)	$(9,872,358)
Adjustment to reconcile net loss to net cash used in operating activities
Depreciation and amortization	8,576,502	4,836,538
Amortization of debt discount	60,000	–
Gain on change in fair value of warrant liabilities	(957,720)	(69,000)
Gain on disposal of fixed assets	–	(91,684)
Stock-based compensation	6,397,925	7,695,748
Class A common stock issued to employees for services	100,698	255,500
Provision for credit losses	3,359,588	2,815,633
Deferred taxes	238,491	(997,702)
Non-cash operating lease expense	641,863	705,293
Changes in operating assets and liabilities:
Accounts receivable	(2,218,236)	(8,785,973)
Accounts receivable – related parties	(420,145)	204,826
Inventories	20,291	(131,898)
Contract assets	(1,509,572)	4,850,862
Prepaids and other current assets	(1,076,486)	(1,757,354)
Other assets	(2,180)	(13,795)
Interest receivable – related parties	(153,485)	–
Accounts payable	2,753,886	(2,512,834)
Accrued expenses and other current liabilities	(1,996,262)	(1,140,780)
Accrued expenses and other current liabilities – related parties	(3,309,832)	943,135
Contract liabilities	1,099,786	(3,861,063)
Contract liabilities – related parties	(2,000)	(1,158,848)
Operating lease payments	(664,900)	(630,963)
Net cash used in operating activities	(8,691,421)	(8,716,717)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(1,223,400)	(369,137)
Investment in note receivable – related party	–	(3,000,000)
Cash paid in the asset acquisition of Lumio	–	(4,000,000)
Cash acquired in the acquisition of Heliogen	14,596,267	–
Net cash provided by (used in) investing activities	13,372,867	(7,369,137)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from the issuance of convertible preferred stock	–	9,221,649
Proceeds from the issuance of Class A common stock in a private placement	–	2,716,000
Net proceeds from the issuance of convertible promissory note	–	2,440,000
Repayments of finance lease liabilities	(128,311)	(118,416)
Repayments of debt	(3,256,424)	(332,503)
Dividends paid to OpCo Class A preferred unit holders	(621,063)	(139,067)
Tax withholdings paid related to stock-based compensation	(166,929)	–
Distributions to members	–	(90,000)
Net cash (used in) provided by financing activities	(4,172,727)	13,697,663

Effect on foreign exchange on cash	(4,895)	–

NET CHANGE IN CASH AND CASH EQUIVALENTS	503,824	(2,388,191)
Cash and cash equivalents, beginning of period	5,634,115	8,022,306
Cash and cash equivalents, end of the period	$6,137,939	$5,634,115

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$99,384	$124,488
Cash paid for income taxes	$–	$–

NON-CASH INVESTING AND FINANCING ACTIVITIES
Net loss attributable to redeemable noncontrolling interest	$7,318,540	$16,094,650
OpCo Class A preferred dividends	$1,697,661	$9,414,862
Subsequent measurement of redeemable noncontrolling interest	$59,384,660	$105,672,002
Class A common stock issued upon vesting of restricted stock awards	$24	$–
Class A common stock issued in exchange for Class V common stock	$1,085	$–
Fair value of Class A common stock issued in exchange for OpCo Class B units	$24,051,500	$–
Class A common stock issued in settlement of accrued advisory fees	$1,619,729	$–
Class A common stock issued upon conversion of convertible note payable	$2,500,000	$–
Operating lease right-of-use asset and liability measurement	$140,975	$837,764
Accounts payable settled for loan payable	$2,547,877	$–
Net assets acquired in the acquisition of Heliogen	$14,424,860	$–
Class A common stock issued in the acquisition of Heliogen	$14,424,860	$–
Class A common stock issued in the asset acquisition of Lumio	$–	$8,131,656
Deferred equity issuance costs	$–	$2,769,039
Issuance of Class A common stock to vendors	$–	$891,035
Issuance of Class A common stock to backstop investors	$–	$1,569,463

The accompanying notes are an integral part of these consolidated financial statements.

Zeo Energy Corp.

Notes to the Consolidated Financial Statements

DECEMBER 31, 2025

NOTE 1—ORGANIZATION AND NATURE OF BUSINESS

Zeo Energy Corp. (“Zeo” or the “Company”) was incorporated on April 19, 2021 as ESGEN Acquisition Corporation, a Cayman Islands exempted blank check company formed to effect a merger, share exchange, asset acquisition, share purchase, reorganization, or similar business combination with one or more businesses. Sunergy Renewables, LLC, formed in October 2021, and its wholly owned subsidiaries Sunergy Solar LLC (formed in 2005), Sun First Energy, LLC, and Sunergy Roofing and Construction, LLC (collectively, “Sunergy”) market, sell, design, procure, install and service residential solar photovoltaic systems and provide related roofing repair and construction services to homeowners in the United States. The Company is headquartered in New Port Richey, Florida.

ESGEN OpCo, LLC (“OpCo”), a Delaware limited liability company, holds the operating businesses of Sunergy. The Company operates under an Up-C organizational structure in which Zeo’s principal asset is its equity interest in OpCo. Zeo is the managing member of OpCo and controls its management and operations, holding OpCo manager units representing its economic interest. Other members hold exchangeable OpCo units representing their economic interests, which are exchangeable into shares of the Company’s Class A common stock on a one-for-one basis.

On March 13, 2024, ESGEN Acquisition Corporation consummated a business combination with Sunergy and domesticated to the State of Delaware, changing its name to Zeo Energy Corp. The Sunergy business combination was accounted for as a reverse recapitalization, with Sunergy treated as the accounting acquirer. Accordingly, the consolidated financial statements for periods prior to March 13, 2024 represent the historical financial statements of Sunergy, with the equity structure retroactively adjusted to reflect the capital structure of Zeo. See Note 4—Reverse Recapitalization for additional information.

On August 8, 2025, Zeo completed the acquisition of Heliogen, Inc. and its subsidiaries (collectively, “Heliogen”), a provider of concentrated solar power and long-duration energy generation and storage technology solutions for commercial and industrial applications. Heliogen became a wholly owned subsidiary of Zeo. The acquisition was accounted for as a business combination. See Note 6—Business Combinations for additional information.

Zeo, together with OpCo and its subsidiaries, including Sunergy and Heliogen, is referred to collectively as the “Company.” The accompanying consolidated financial statements include the accounts of Zeo, OpCo and its subsidiaries, including Sunergy, and Heliogen. Ownership interests in OpCo held by members other than Zeo represent noncontrolling interests (“NCI”). All intercompany balances and transactions have been eliminated in consolidation. The Company’s Class A common stock and public warrants are listed on The Nasdaq Stock Market LLC (“Nasdaq”) under the symbols “ZEO” and “ZEOWW,” respectively.

NOTE 2—LIQUIDITY AND GOING CONCERN ASSESSMENT

As of December 31, 2025, the Company had cash and cash equivalents of $6.1 million, positive working capital of $14.2 million, and total stockholders’ equity of $5.3 million. For the year ended December 31, 2025, the Company incurred a net loss of $19.6 million and $8.7 million of cash used in operating activities. Management has assessed the going concern assumptions of the Company during the preparation of these consolidated financial statements.

The Company has operational plans to increase revenue and profitability in 2026 which are expected to improve cash flows. The operational plan includes an increase in the number of sales agents to increase revenue and improved efficiency in the operations of the Company through centralization of field offices and labor and productivity improvement in the corporate operations through the implementation of a new CRM software.

The Company is also working with partners to see to short-term cash needs through the use of the common stock purchase agreement with White Lion Capital LLC (the “White Lion ELOC”), which provides the Company the right to sell up to $30.0 million in shares of Class A common stock. See Note 23—Subsequent Events for additional information. The Company also has other opportunities to raise capital, such as through a private investment in public equity or repricing of warrants.

The Company’s consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

NOTE 3—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements of the Company are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) as codified in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”). The accompanying consolidated financial statements include the results of operations of Heliogen subsequent to the acquisition date of August 8, 2025. See Note 6—Business Combinations for additional information.

Principles of Consolidation

The consolidated financial statements include the accounts of Zeo and its subsidiaries. Zeo consolidates OpCo because Zeo is the managing member of OpCo and controls its management and operations. Ownership interests in OpCo held by members other than Zeo represent NCI. Because these interests are redeemable at the option of the holders, they are classified as redeemable NCI and presented outside of permanent equity in the consolidated balance sheets. See Note 17—Redeemable Noncontrolling Interests and Equity for additional information. All intercompany balances and transactions have been eliminated in consolidation.

Variable Interest Entities

The Company evaluates its interests in other entities to determine whether those entities are variable interest entities (“VIEs”) and whether the Company is the primary beneficiary of any such VIE in accordance with ASC 810, “Consolidation.” An entity is considered a VIE if it lacks sufficient equity at risk to finance its activities without additional subordinated financial support, or if the equity holders, as a group, lack the characteristics of a controlling financial interest.

The Company is deemed the primary beneficiary of a VIE if it has both (a) the power to direct the activities that most significantly impact the VIE’s economic performance and (b) the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE. The Company performs this assessment at the inception of any arrangement that may involve a VIE and reassesses on an ongoing basis if certain reconsideration events occur. If the Company determines that it is the primary beneficiary of a VIE, the VIE is consolidated in the Company’s financial statements. If the Company holds a variable interest in a VIE but is not the primary beneficiary, the interest is not consolidated and is accounted for under other applicable guidance.

The Company has evaluated certain related party arrangements involving entities under common management and has concluded that it is not the primary beneficiary of those entities. See Note 5—Variable Interest Entities for additional information.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Significant estimates include, but are not limited to, revenue recognition for solar system installations, allowance for credit losses, reserves for excess and obsolete inventory, impairment evaluations of long-lived assets and goodwill, fair value measurements of warrant liabilities, fair value of assets acquired and liabilities assumed in business combinations, stock-based compensation, and assessments of contingent liabilities.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash on hand and highly liquid investments with original maturities of three months or less. The Company maintains deposits in several financial institutions, which may at times exceed amounts covered by insurance provided by the U.S. Federal Deposit Insurance Corporation (“FDIC”). The Company has not experienced any losses related to amounts in excess of FDIC limits. As of December 31, 2025 and 2024, the Company had $5,294,023 and $5,234,292 in excess of FDIC limits, respectively.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. The Company maintains its cash balances with high-credit-quality financial institutions. At times, such balances may exceed federally insured limits provided by the FDIC. The Company has not experienced any losses related to these balances.

The Company’s accounts receivable are primarily due from third-party financing companies that provide financing to the Company’s customers for the purchase and installation of solar systems. The Company incurred losses due to the bankruptcy of two third-party financing companies in 2025. The Company makes efforts to monitor the credit worthiness of these companies through communication with the companies and discussions with peer companies who also do business with these third-party financing companies. The Company is regularly pursuing opportunities to diversify the third-party financing companies with who it works in an effort to minimize the concentration of risk.

During the year ended December 31, 2025, approximately 46% of the equipment installed by the Company was purchased through a single distributor, Greentech Renewables. The Company’s agreement with Greentech does not obligate either party to continue conducting business with the other. While the Company believes alternative distributors are available, the loss of this relationship could temporarily disrupt procurement and installation activities. The Company has certain revenue and accounts receivable concentrations among a limited number of third-party financing companies, including a related party. See Note 8—Disaggregation of Revenues and Segment Reporting and Note 16—Related Party Transactions for additional information.

Accounts Receivable and Allowance for Credit Losses

Accounts receivable consist of trade receivables arising from credit sales to customers in the normal course of business. A significant portion of the Company’s customers lease or finance the purchase and installation of solar systems through third-party financing companies. These financing companies typically remit payment to the Company within three weeks following installation. The Company is not deemed a borrower under these financing arrangements and is not subject to the terms of the financing agreements between the financing companies and the customers.

Accounts receivable are recorded at the invoiced amount, net of an allowance for current expected credit losses. In accordance with ASC 326, “Financial Instruments—Credit Losses,” the Company estimates expected credit losses on accounts receivable using an aging analysis that incorporates historical loss experience, customer creditworthiness, prevailing economic conditions, and reasonable and supportable forward-looking information. The Company also provides an allowance for customers determined to be insolvent. Accounts receivable balances are written off when they are determined to be uncollectible. As of December 31, 2025, the Company has chosen not to write off the accounts receivable associated with bankrupt customers pending the outcome of the bankruptcy proceedings.

The following table presents activity in the allowance for current expected credit losses for the years ended December 31, 2025 and 2024:

	December 31, 2025	December 31, 2024
Allowance for credit losses – beginning balance	$1,165,336	$862,580
Provision for credit losses	3,359,588	2,815,633
Write-offs	(50,794)	(2,525,100)
Recoveries	303,420	12,223
Allowance for credit losses – ending balance	$4,777,550	$1,165,336

Revenue Recognition and Cost of Revenues

The Company recognizes revenue in accordance with ASC 606, “Revenue from Contracts with Customers.” Revenue is recognized when control of promised goods or services transfers to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services.

The Company generates revenue primarily from the design, engineering, procurement, and installation of residential solar energy systems and related roofing services. Solar installation contracts typically include equipment and installation services that are highly integrated and combined to deliver a completed solar energy system. Because the individual goods and services are not distinct within the context of the contract and are significantly integrated, the Company accounts for each solar installation contract as a single performance obligation.

Revenue from roofing services is recognized at a point in time upon completion of the roofing project when control transfers to the customer.

The transaction price is generally fixed based on the contractual price specified in the installation agreement. The Company evaluates contracts for the existence of variable consideration and significant financing components. Variable consideration, if present, is included in the transaction price only to the extent that it is probable that a significant reversal of revenue will not occur. Due to the short duration of the Company’s installation projects, contracts generally do not contain significant financing components.

The Company satisfies its performance obligation and recognizes revenue at a point in time when control of the installed solar system transfers to the customer. Control transfers when installation of the system is complete and the system is capable of operating as intended (the “Installation Verified” milestone). At this stage, the system is fully installed, permanently affixed to the property, and no substantive construction or integration services remaining to be performed by the Company.

Following completion of installation, the system must receive Permission to Operate (“PTO”) from the local utility before electricity can be exported to the grid. PTO represents a regulatory authorization issued by the utility and does not represent a separate performance obligation. Accordingly, PTO does not constitute a separate performance obligation and does not affect the timing of revenue recognition.

Many customers finance the purchase and installation of solar systems through third-party financing companies. In these arrangements, the financing company remits payment to the Company upon completion of installation, typically net of financing-related fees. Revenue is recognized at the contractual amount with the customer, net of financing-related fees. Cash payments received from customers or third-party financing companies prior to completion of the Company’s performance obligation are recorded as contract liabilities and recognized as revenue when installation is complete and control of the system transfers to the customer.

Cost of revenues consists primarily of equipment, materials, subcontractor costs, and direct labor associated with the installation of solar energy systems and roofing projects. Costs incurred in connection with installation activities are generally expensed as incurred. Equipment and materials purchased prior to installation may be recorded as inventory or prepaid expenses and are recognized in cost of revenues when the related installation project is completed. See Note 8—Disaggregation of Revenues and Segment Reporting for additional information.

Segment Reporting

The Company reports segment information in accordance with ASC 280, “Segment Reporting.” Operating segments are defined as components of an enterprise for which separate financial information is available and whose operating results are regularly reviewed by the chief operating decision maker (“CODM”) to allocate resources and assess performance. The Company’s CODM is its Chief Executive Officer (“CEO”).

Following the acquisition of Heliogen on August 8, 2025, the Company reassessed its segment structure and determined that it operates in two operating and reportable segments: (1) Sunergy, which includes the design, procurement, installation, and servicing of residential solar photovoltaic systems and related roofing services; and (2) Heliogen, which includes concentrated solar power and long-duration energy generation and storage technology solutions for commercial and industrial applications.

Prior to the acquisition of Heliogen, the Company operated as a single operating and reportable segment consisting of its solar installation and related services operations. See Note 8—Disaggregation of Revenues and Segment Reporting for additional information.

Notes Receivable

The Company records notes receivable when it extends credit or financing to related parties or third parties. The Company evaluates notes receivable for collectability each reporting period under the current expected credit loss model in accordance with ASC 326. An allowance for expected credit losses is recorded when necessary to reflect estimated uncollectible amounts. See Note 16—Related Party Transactions for additional information.

Inventories

Inventories are primarily comprised of solar panels and other related components necessary for installations and service needs. Inventories are measured at the lower of cost or net realizable value, with cost determined using the weighted-average cost method. When evidence exists that the net realizable value of inventory is lower than its cost, the difference is recognized as cost of revenues in the consolidated statements of operations in the period identified.

As of December 31, 2025 and 2024, inventory was $852,179 and $872,470, respectively.

Contract Assets and Liabilities

Contract assets represent revenue recognized in excess of amounts billed to customers when the Company has satisfied performance obligations but does not yet have an unconditional right to payment. Contract assets are reclassified to accounts receivable when the Company’s right to payment becomes unconditional. Contract liabilities represent payments received in advance of the satisfaction of performance obligations and are recognized as revenue when the related performance obligations are satisfied. Changes in contract asset and contract liability balances during the reporting period primarily result from the timing differences between the Company’s performance of services and customer billing or cash collections and are reflected in the corresponding balances within accounts receivable and deferred revenue in the accompanying consolidated balance sheets.

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist primarily of employee advances, advanced sales commissions, prepaid insurance, and other similar current assets.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets. Leasehold improvements are amortized over the shorter of the lease term or the estimated useful life of the related asset. Maintenance and repairs are expensed as incurred. Expenditures that substantially extend the useful lives of existing assets or improve the efficiency or functionality of the assets are capitalized. Upon retirement or disposal, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized in the consolidated statements of operations.

Estimated useful lives of property and equipment are as follows:

Description	Useful Life (Years)
Leasehold improvements	5
Office furniture and equipment	3–5
Internally-developed software	3–5
Vehicles	3–5

Internally-Developed Software

The Company capitalizes certain costs incurred in connection with the development of internally-developed software in accordance with ASC 350-40, “Intangibles—Internal-Use Software.” Costs incurred during the preliminary project stage and post-implementation stage are expensed as incurred. Costs incurred during the application development stage are capitalized once management authorizes and commits to funding the project and it is probable that the project will be completed and used as intended.

Capitalized internally-developed software costs include payroll and payroll-related costs for employees directly involved in the development of the software and external costs incurred in connection with the development of the software. Capitalization ceases when the software is substantially complete and ready for its intended use. Capitalized internally-developed software costs are amortized using the straight-line method over the estimated useful life of the software.

Leases

The Company evaluates all contracts at inception or upon modification to determine whether the contract contains a lease in accordance with ASC 842, “Leases.” A contract is or contains a lease if it conveys the right to control the use of an identified asset for a period of time in exchange for consideration. Control over the use of the identified asset exists when the lessee has both the right to obtain substantially all of the economic benefits from the use of the asset and the right to direct the use of the asset. Contracts containing a lease are further evaluated for classification as operating or finance leases.

Operating leases

At the commencement of a lease, the Company recognizes right-of-use (“ROU”) assets and related lease liabilities on the consolidated balance sheets for leases with a term greater than one year. Lease liabilities and the corresponding ROU assets are initially measured at the present value of the unpaid lease payments as of the lease commencement date. If a lease contains renewal or termination options, the exercise of those options is included in the lease term when the Company is reasonably certain the option will be exercised. Because the Company’s leases generally do not provide an implicit rate, the Company uses an estimated incremental borrowing rate (“IBR”) based on information available at the lease commencement date to determine the present value of lease payments. The IBR represents the rate the Company would incur to borrow on a collateralized basis over a similar term in an amount equal to the lease payments.

When calculating the present value of lease payments, the Company accounts for lease and non-lease components as a single lease component. Variable lease payments are expensed as incurred. The Company does not recognize ROU assets and lease liabilities for short-term leases with an initial lease term of 12 months or less.

Finance Leases

Leases that transfer substantially all of the risks and benefits of ownership of the underlying asset to the Company are accounted for as finance leases. At lease commencement, the Company recognizes a ROU asset and a corresponding lease liability. Lease cost for finance leases consists of amortization of the ROU asset and interest expense on the lease liability. The ROU asset is amortized on a straight-line basis and recorded in depreciation and amortization, while interest on the lease liability is recognized using the effective interest method and recorded as interest expense in the consolidated statements of operations. Finance lease ROU assets are amortized over the shorter of the lease term or the estimated useful life of the underlying asset. If the Company is reasonably certain to exercise a purchase option, the ROU asset is amortized over the estimated useful life of the underlying asset.

Commitments and Contingencies

The Company accounts for commitments and contingencies in accordance with ASC 450, “Contingencies.” Liabilities for loss contingencies are recorded when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. If a range of loss is determined to be probable and no amount within the range is a better estimate than another, the minimum amount of the range is recorded. If a loss is reasonably possible but not probable, the Company discloses the nature of the contingency and an estimate of the possible loss or range of loss if such estimate can be made. Contingencies include, but are not limited to, litigation, regulatory matters, contractual obligations, and other claims arising in the normal course of business.

Business Combinations

The Company accounts for business combinations under the acquisition method of accounting in accordance with ASC 805, “Business Combinations.” The Company allocates the purchase price of an acquisition to the tangible and intangible assets acquired, liabilities assumed, and any NCI based on their estimated fair values at the acquisition date. The Company recognizes the amount by which the purchase price of an acquired entity exceeds the net of the fair values assigned to the assets acquired and liabilities assumed as goodwill. In determining the fair values of assets acquired and liabilities assumed, the Company uses various recognized valuation methods, including the income, cost, and market approaches, in accordance with ASC 820, “Fair Value Measurement.” The Company makes assumptions within certain valuation techniques, including discount rates, royalty rates, and the amount and timing of future cash flows.

The Company initially performs these valuations based on preliminary estimates and assumptions by management or, where appropriate, independent valuation specialists under the Company’s supervision. The Company may revise these estimates and assumptions as additional information becomes available during the measurement period, which may extend up to one year from the acquisition date. Acquisition-related expenses are recognized separately from business combinations and are expensed as incurred.

Intangible Assets

Acquired identifiable intangible assets are recorded at fair value at the acquisition date and are amortized on a straight-line basis over their estimated useful lives. Estimated useful lives are determined based on the period over which the assets are expected to contribute to future cash flows. The Company has no intangible assets with indefinite lives.

Goodwill

In accordance with ASC 350, “Intangibles—Goodwill and Other,” goodwill is not amortized but is tested for impairment annually on December 31, or more frequently if events or circumstances indicate that goodwill may be impaired.

When assessing the recoverability of goodwill, the Company may first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The qualitative assessment considers factors including the current operating environment, industry and market conditions, cost factors, overall financial performance, and other relevant events. If the Company bypasses the qualitative assessment, or concludes that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the Company performs a quantitative assessment by comparing the estimated fair value of the reporting unit with its carrying amount. The Company estimates the fair value of its reporting units based on the present value of estimated future cash flows. Considerable management judgment is required in evaluating operating and macroeconomic conditions and estimating future cash flows, including assumptions related to growth rates and discount rates.

If the carrying amount of a reporting unit exceeds its estimated fair value, an impairment loss is recognized for the amount of the excess, limited to the total amount of goodwill allocated to the reporting unit.

Long-Lived Assets

The Company reviews the carrying value of long-lived assets, including property and equipment, ROU assets, and definite-lived intangible assets, for impairment in accordance with ASC 360, “Property, Plant, and Equipment,” whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. Such events or circumstances may include significant decreases in the market price of an asset, significant changes in the extent or manner in which an asset is used or in its physical condition, significant adverse changes in legal factors or in the business climate, a history or forecast of operating or cash flow losses, significant disposal activity, a significant decline in revenue, or other indicators that the carrying value of an asset may not be recoverable. If indicators of impairment are present, the Company evaluates recoverability by comparing the carrying amount of the asset or asset group to the estimated undiscounted future cash flows expected to result from the use and eventual disposition of the asset or asset group. If the carrying amount exceeds the estimated undiscounted future cash flows, an impairment loss is recognized for the amount by which the carrying amount exceeds the asset’s fair value.

Fair Value of Financial Instruments

Fair value is the price that would be received to sell an asset or the amount paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Company applies the fair value hierarchy in accordance with ASC 820, which prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The three levels of the fair value hierarchy are as follows:

Level 1 – Inputs based on unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date.

Level 2 – Observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar instruments in markets that are not active, or other inputs that are observable or can be corroborated by observable market data.

Level 3 – Inputs that reflect management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date. The inputs are both unobservable and significant to the overall fair value measurement.

In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety based on the lowest level input that is significant to the fair value measurement. See Note 20—Fair Value Measurements for additional information.

Warrant Liabilities

The Company accounts for warrants in accordance with ASC 480, “Distinguishing Liabilities from Equity,” and ASC 815-40, “Derivatives and Hedging—Contracts in Entity’s Own Equity.” The Company evaluates the terms of each warrant instrument to determine whether the warrants should be classified as equity or as liabilities. This evaluation includes an assessment of whether the warrants are freestanding financial instruments, whether the warrants are indexed to the Company’s own common stock, and whether the warrant terms could require net cash settlement or otherwise fail to meet the conditions for equity classification.

Warrants that meet the criteria for equity classification are recorded in additional paid-in capital and are not subsequently remeasured. Warrants that do not meet the criteria for equity classification are recorded as liabilities at fair value on the date of issuance. Liability-classified warrants are remeasured at fair value at each reporting date, with changes in fair value recognized in the consolidated statements of operations until the warrants are exercised, expire, or are otherwise settled.

Redeemable Noncontrolling Interests

Redeemable NCI represents the ownership interests in OpCo held by legacy OpCo unitholders other than Zeo. Zeo consolidates OpCo as the managing member; however, the legacy OpCo unitholders retain an economic interest in OpCo through their ownership of OpCo common units. In connection with the Sunergy business combination, legacy OpCo unitholders received OpCo common units together with a corresponding number of shares of Zeo’s Class V common stock. Each OpCo common unit, together with the cancellation of the paired share of Class V common stock, may be exchanged at the election of the holder for either (i) one share of Zeo’s Class A common stock or (ii) cash equal to the fair value of a share of Class A common stock, subject to the terms of the exchange agreement and approval of Zeo’s board of directors.

Because these exchange rights are not solely within the control of the Company, the related NCI is classified as redeemable NCI and is presented outside of permanent equity as temporary equity on the consolidated balance sheets.

Redeemable NCI were initially measured at the legacy OpCo unitholders’ proportionate share of OpCo’s net assets at the closing of the Sunergy business combination. Subsequently, the carrying value of the redeemable NCI is remeasured at each reporting date based on the fair value of the Company’s Class A common stock. Changes in the redemption value are recorded as deemed dividends, which reduce additional paid-in capital or, in the absence of additional paid-in capital, retained earnings.

Redeemable Convertible Preferred Units

Redeemable convertible preferred units represent preferred equity interests issued at the OpCo level. These units are presented as NCI in the Company’s consolidated financial statements because they are issued by OpCo and are not owned by Zeo. The redeemable convertible preferred units contain certain redemption features that are not solely within the control of the Company. As a result, these units are classified outside of permanent equity as temporary equity on the consolidated balance sheets. The redeemable convertible preferred units are initially recorded at fair value on the date of issuance, net of issuance costs. Subsequent adjustments to the carrying value are recorded in accordance with the terms of the applicable unit agreements and relevant accounting guidance. See Note 17—Redeemable Noncontrolling Interests and Equity for additional information.

Stock-based Compensation

The Company accounts for stock-based compensation in accordance with ASC 718, “Compensation—Stock Compensation.” Stock-based awards granted to employees, non-employee directors, and consultants are measured at the grant-date fair value of the award and recognized as compensation expense over the requisite service period, which is generally the vesting period.

Restricted stock awards are measured based on the closing market price of the Company’s common stock on the grant date. Compensation cost for awards with only service-based vesting conditions is recognized on a straight-line basis over the requisite service period. For awards with graded vesting features, the Company recognizes compensation expense for each separate vesting tranche over its respective service period.

For awards with market-based vesting conditions, the Company estimates grant-date fair value using a Monte Carlo simulation model. Compensation cost for market-condition awards is recognized over the derived service period regardless of whether the market condition is achieved. The Company has elected to recognize forfeitures as they occur rather than estimate expected forfeitures.

Income Taxes

The Company accounts for income taxes in accordance with ASC 740, “Income Taxes.” Zeo is subject to U.S. federal, state, and local income taxes. OpCo is treated as a partnership for U.S. federal income tax purposes and generally does not pay U.S. federal income taxes. Instead, the OpCo unitholders, including Zeo, are liable for U.S. federal income taxes on their respective shares of OpCo’s taxable income. OpCo may be subject to certain state and local income or franchise taxes in jurisdictions that tax entities classified as partnerships. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the periods in which those temporary differences are expected to be recovered or settled. The effect of changes in tax rates on deferred tax assets and liabilities is recognized in the period that includes the enactment date.

The Company evaluates the realizability of deferred tax assets and records a valuation allowance when, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

The Company recognizes the tax benefit of uncertain tax positions only when it is more likely than not that the position will be sustained upon examination by taxing authorities, including resolution of any related appeals or litigation. The tax benefit recognized is measured as the largest amount that has a greater than 50 percent likelihood of being realized upon ultimate settlement. Interest and penalties related to unrecognized tax benefits are recognized as a component of income tax expense.

Tax Receivable Agreement

In connection with the Sunergy business combination, the Company entered into a Tax Receivable Agreement (“TRA”) with certain former equity holders of Sunergy. The TRA generally provides for the payment by the Company to the TRA holders of 85% of the cash tax savings, if any, that the Company realizes, or is deemed to realize, as a result of increases in the tax basis of OpCo’s assets attributable to the exchange of Exchangeable OpCo Units for shares of the Company’s Class A common stock and certain other tax benefits. The Company records a liability under the TRA when it is probable that future tax savings associated with exchanges or other tax attributes will be realized. The liability is measured based on the enacted tax rates expected to apply when the tax benefits are realized. Changes in the estimated liability under the TRA are recognized in the consolidated statements of operations in the period of change. See Note 16—Related Party Transactions for additional information.

Loss Per Share

Basic loss per share is calculated by dividing net loss attributable to Zeo by the weighted average number of shares of Class A common stock outstanding during the period.

Diluted loss per share is calculated by adjusting the weighted average number of shares of Class A common stock outstanding for the potential dilutive effect of common stock equivalents, including warrants, stock options, restricted stock awards, and other convertible instruments, if applicable.

The Company uses the treasury stock method to determine the dilutive effect of certain potential common stock equivalents. Instruments that are convertible into shares of Class A common stock, including Exchangeable OpCo Units, are evaluated using the if-converted method, which assumes the conversion of such instruments at the beginning of the reporting period and adjusts the numerator and denominator of the earnings per share calculation accordingly.

Potential common stock equivalents whose effect would be anti-dilutive are excluded from the computation of diluted loss per share. See Note 22—Net Loss Per Share for additional information.

Advertising and Marketing Costs

Advertising and marketing costs are expensed as incurred and are included in sales and marketing expenses in the consolidated statements of operations.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation of the consolidated financial statements. These reclassifications had no impact on previously reported net loss, total assets, total liabilities, stockholders’ deficit, or cash flows from operating activities.

Recently Adopted Accounting Pronouncements

In August 2023, the FASB issued Accounting Standards Update (“ASU”) 2023-05, “Business Combinations—Joint Venture Formations (Subtopic 805-60): Recognition and Initial Measurement,” which requires a newly-formed joint venture to apply a new basis of accounting to its contributed net assets, resulting in the joint venture initially measuring its contributed net assets at fair value on the formation date. ASU 2023-05 is effective for all joint venture formations with a formation date on or after January 1, 2025, with early adoption permitted. These amendments are to be applied prospectively, with retrospective application permitted for joint ventures formed before the effective date. The adoption of ASU 2023-05 did not have a material impact on the Company’s consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures,” which enhances the transparency and decision usefulness of income tax disclosures by requiring (1) consistent categories and greater disaggregation of information in the rate reconciliation and (2) income taxes paid disaggregated by jurisdiction. It also includes certain other amendments to improve the effectiveness of income tax disclosures. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. These amendments are to be applied prospectively, with retrospective application permitted. The adoption of ASU 2023-09 did not have a material impact on the Company’s consolidated financial statements.

Recently Issued Accounting Pronouncements Not Yet Adopted

In November 2024, the FASB issued ASU 2024-03, “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses,” which requires disaggregated disclosure of specific expense categories, including purchases of inventory, employee compensation, depreciation, and amortization included in each relevant expense caption presented on the statement of operations. The standard also requires a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively, as well as the total amount of selling expenses and an entity’s definition of selling expenses. ASU 2024-03 is effective for annual periods beginning after December 15, 2026, and interim periods beginning after December 15, 2027. The Company is currently evaluating the impact this standard will have on its consolidated financial statements.

In May 2025, the FASB issued ASU 2025-03, “Business Combinations (Topic 805) and Consolidation (Topic 810): Determining the Accounting Acquirer in the Acquisition of a Variable Interest Entity,” which requires entities to consider existing factors in ASC 805 when identifying the accounting acquirer in a transaction effected primarily by exchanging equity interests in which the legal acquiree is a variable interest entity that meets the definition of a business. ASU 2025-03 is effective for fiscal years beginning after December 15, 2026, with early adoption permitted. The Company is currently evaluating the impact this standard will have on its consolidated financial statements.

In July 2025, the FASB issued ASU 2025-05, “Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets,” which introduces a practical expedient for the application of the current expected credit loss model to current accounts receivable and contract assets. The amendment is effective for interim and annual periods beginning after December 15, 2025, with early adoption permitted. This amendment is to be applied on a prospective basis. The Company is currently evaluating the impact this standard will have on its consolidated financial statements.

In September 2025, the FASB issued ASU 2025-06, “Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software.” This guidance removes references to project stages throughout ASC 350-40 and clarifies the threshold entities apply to begin capitalizing costs. Under the new standard, cost capitalization should only commence when an entity has committed to funding a software project and it is probable the project will be completed and the software will be used for its intended purpose. The amendments are effective for annual reporting periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods. Entities may apply the guidance using a prospective, retrospective or modified transition approach. Early adoption is permitted as of the beginning of an annual reporting period. The Company is currently evaluating the impact this standard will have on its consolidated financial statements.

The Company currently believes there are no other issued and not yet effective accounting standards that are materially relevant to its consolidated financial statements.

NOTE 4—REVERSE RECAPITALIZATION

On March 13, 2024, the Company consummated the Sunergy business combination described in Note 1—Organization and Nature of Business. Prior to the closing of the transaction, ESGEN domesticated from the Cayman Islands to the State of Delaware and changed its name to Zeo Energy Corp. In connection with the Sunergy business combination, Sunergy and its subsidiaries were contributed to OpCo, and ESGEN contributed substantially all of its assets, including cash held in its trust account after stockholder redemptions, to OpCo in exchange for OpCo common units. Following the transaction, the Company operates under an Up-C organizational structure in which the Company’s principal asset is its equity interest in OpCo.

Legacy OpCo unitholders received OpCo common units together with a corresponding number of shares of the Company’s Class V common stock. The Class V shares provide voting rights but no economic rights and are paired with OpCo common units. The OpCo common units are exchangeable, together with the cancellation of the paired Class V shares, for shares of the Company’s Class A common stock on a one-for-one basis or, at the Company’s election, cash equal to the fair value of such shares.

The Sunergy business combination was accounted for as a reverse recapitalization in accordance with U.S. GAAP, with Sunergy treated as the accounting acquirer and ESGEN treated as the acquired company for financial reporting purposes. As a result, the consolidated financial statements represent a continuation of the historical financial statements of Sunergy, with the net assets of ESGEN recorded at historical cost and no goodwill or other intangible assets recognized in connection with the transaction. The equity structure of the Company was retroactively adjusted to reflect the capital structure of Zeo Energy Corp. Operations prior to March 13, 2024 represent those of Sunergy. Earnings per share for periods prior to the Sunergy business combination have been retroactively adjusted to reflect the capital structure of Zeo Energy Corp.

Transaction Proceeds

Upon closing of the transaction, the Company received gross proceeds of approximately $17.7 million, consisting primarily of cash remaining in ESGEN’s trust account following stockholder redemptions and proceeds from the sponsor investment in OpCo preferred units. Transaction costs and other fees totaled approximately $7.4 million. Liabilities assumed consisted primarily of accrued transaction costs, deferred underwriting fees, and other obligations of ESGEN assumed by the Company at closing.

The following table reconciles the elements of the transaction to the consolidated statements of cash flows and consolidated statements of changes in stockholders’ deficit for the year ended December 31, 2024:

Amount
Cash received from trust account, net of redemptions	$2,714,091
Transaction costs and other fees paid	(7,350,088)
Sponsor investment in OpCo preferred units	15,000,000
Net proceeds from the Sunergy business combination	10,364,003
Liabilities assumed	(12,861,808)
Reverse recapitalization, net	$(2,497,805)

Equity Issued

Immediately following the closing of the Sunergy business combination, the Company had the following shares of common stock outstanding:

	Class V Common Stock	Class A Common Stock
Legacy OpCo unitholders	33,730,000	–
Public and founder shares	–	4,248,583
Shares issued to advisors and backstop investors	–	778,381
Sponsor – convertible OpCo preferred units and paired Class V shares	1,500,000	–
Total shares outstanding after closing	35,230,000	5,026,964

Warrants

The 13,800,000 public warrants issued in ESGEN’s initial public offering remained outstanding following the Sunergy business combination and became warrants exercisable for shares of the Company’s Class A common stock. The 14,040,000 private placement warrants were forfeited in connection with the transaction. See Note 20—Fair Value Measurements for additional information.

NOTE 5—VARIABLE INTEREST ENTITIES

The Company evaluates its involvement with other entities to determine whether those entities are VIEs and, if so, whether the Company is the primary beneficiary required to consolidate the entity under ASC 810. Based on this evaluation, the Company determined that it holds variable interests in White Horse Energy, LLC (“White Horse”) and Solar Leasing I, LLC (“SLI”). However, the Company concluded that it is not the primary beneficiary of either entity and therefore does not consolidate either entity in its consolidated financial statements.

White Horse Energy, LLC

White Horse is an entity wholly owned and controlled by Tim Bridgewater, the Company’s CEO. White Horse provides management and consulting services across several industries, including commercial solar and energy-related services. Although Tim Bridgewater serves as the Company’s CEO, the Company evaluated whether Mr. Bridgewater acts as a de facto agent of the Company with respect to White Horse under ASC 810-10-25-43 and concluded that he does not. White Horse maintains independent business activities outside of the Company’s operations, and Mr. Bridgewater’s economic interests in White Horse provide an incentive to act independently of the Company when directing White Horse’s activities.

Sunergy, a subsidiary of the Company, extended a $3.0 million subordinated loan in the form of a note receivable to White Horse. As a result of this subordinated financial support, White Horse is considered a VIE. The Company evaluated whether it is the primary beneficiary of White Horse and concluded that it is not the primary beneficiary because (i) White Horse’s activities are directed solely by its owner, and the Company does not have the power to direct the activities that most significantly impact White Horse’s economic performance, and (ii) the Company’s economic exposure to White Horse is limited to the subordinated loan and does not represent an obligation to absorb losses or the right to receive benefits that could potentially be significant to White Horse. Accordingly, White Horse is not consolidated in the Company’s consolidated financial statements.

Solar Leasing I, LLC

SLI is an entity formed to acquire, own, and lease residential solar energy systems to homeowners. SLI is owned primarily by third-party investors, including Second Century Ventures and Nexus Capital Partners (the “investing members”), which collectively hold a 99% membership interest. White Horse holds a 1% membership interest and serves as the manager of SLI. Under the terms of SLI’s operating agreement, the investing members have the right to remove White Horse as the manager if certain return thresholds are not met by December 31, 2026, subject to the removal of White Horse’s personal guarantee on SLI’s outstanding indebtedness.

Sunergy provides engineering, procurement, and construction services to SLI. These services are provided at market-based terms consistent with arrangements Sunergy maintains with unrelated third-party customers.

The Company evaluated SLI under the VIE model and concluded that SLI is considered a VIE. SLI is considered a VIE because Tim Bridgewater, the Company’s CEO is also the manager of SLI through his company, White Horse. The Company evaluated whether it is the primary beneficiary of SLI and concluded that it is not the primary beneficiary because (i) the Company does not have the power to direct the activities that most significantly impact SLI’s economic performance, as the investing members hold substantive participating rights, including approval rights over significant expenditures and operating decisions, and (ii) the Company’s economic exposure to SLI includes service fees earned under the engineering, procurement, and construction agreement and related accounts receivable balances, which are at market terms and do not represent exposure to losses or rights to benefits that could potentially be significant to SLI. Accordingly, SLI is not consolidated in the Company’s consolidated financial statements.

Maximum Exposure to Loss

The Company’s maximum exposure to loss associated with these variable interests is limited to its $3.0 million subordinated loan in the form of a note receivable from White Horse, plus any accrued interest of $153,485, immaterial accounts receivable balances from SLI related to services performed, and a guarantee of SLI’s outstanding indebtedness under a Business Loan Agreement with a bank for up $10 million. As of December 31, 2025 and 2024, the outstanding balance of the guaranteed loan was $9,976,752 and $3,460,840, respectively. The loan is also personally guaranteed by the Company’s CEO. The Company does not have any contractual obligation or implicit commitment to provide additional financial support to White Horse or SLI beyond the amounts described above.

NOTE 6—BUSINESS COMBINATIONS

Heliogen Acquisition

On May 28, 2025, the Company entered into a plan of merger and reorganization agreement with Heliogen, a renewable-energy technology company that provides solutions for delivering low-carbon energy production by combining commercially proven solar technologies with thermal systems and storage expertise. The transaction was completed on August 8, 2025, at which time Heliogen became a wholly owned subsidiary of the Company. The acquisition of Heliogen aligns with the Company’s strategy to expand its clean-energy platform beyond residential markets into large-scale commercial and industrial energy generation and storage. The acquisition is expected to complement the Company’s existing solar operations, create operational synergies, and broaden the Company’s market reach.

The total consideration transferred consisted entirely of the Company’s Class A common stock, measured at fair value on the acquisition date. Shares were issued to Heliogen shareholders at an exchange ratio of 0.9591 shares of the Company’s Class A common stock for each share of Heliogen common stock, resulting in the issuance of 6,217,612 shares of Class A common stock. No contingent consideration was included in the transaction. In connection with the merger, all outstanding Heliogen SPAC warrants and restricted stock units (“RSUs”) were automatically accelerated and fully vested and were settled in the same equity consideration, net of applicable tax withholding. All stock options and commercial warrants were out-of-the-money at the acquisition date and were canceled with no value.

The Company accounted for the acquisition using the acquisition method of accounting in accordance with ASC 805. Accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values at the acquisition date, with the excess of the purchase price over the fair value of the net assets acquired recorded as goodwill. Goodwill recognized in the transaction is not deductible for tax purposes. The goodwill recognized is primarily attributable to expected operational synergies and the anticipated future growth opportunities from integrating Heliogen’s technology platform with the Company’s existing operations.

The following table summarizes the purchase price allocation as of the acquisition date:

Purchase Price Allocation
Purchase consideration at fair value:
Class A common stock	$14,424,860

Assets acquired and liabilities assumed at fair value:
Cash	$14,596,267
Accounts receivable	305,380
Prepaid expenses and other current assets	1,065,991
Other assets	14,597
Operating lease right-of-use assets	130,225
Goodwill	80,950
Accounts payable	(782,184)
Accrued expenses	(856,141)
Operating lease liabilities	(130,225)
Net assets acquired	$14,424,860

The Company evaluated whether any identifiable intangible assets met the recognition criteria under ASC 805 and concluded that no separately identifiable intangible assets were recognized in connection with the transaction.

From the date of acquisition, Heliogen contributed revenues of $0 and a net loss of $2,405,711, which are included in the consolidated statement of operations for year ended December 31, 2025.

Pro Forma Information

The following unaudited pro forma results include the effects of the Heliogen acquisition as if it had been consummated on January 1, 2024. The unaudited pro forma information includes adjustments to give effect to pro forma events that are directly attributable to the acquisition.

	Years Ended December 31,
	2025	2024
Net revenues	$69,513,543	$96,467,913
Net income (loss)	(35,286,945)	19,161,007

Net income (loss) attributable to Class A common stockholders	(29,666,066)	26,364,476
Earnings (loss) per share attributable to common stockholders – basic and diluted	$(1.02)	$2.12

These unaudited pro forma results are presented for informational purposes only and are not necessarily indicative of the results of operations that would have occurred if the acquisition had been completed at the beginning of the period presented, nor are they indicative of the Company’s future results of operations.

NOTE 7—ASSET ACQUISITIONS

Lumio Asset Purchase

On October 25, 2024, the Company completed the acquisition of certain assets from Lumio Holdings, Inc. and Lumio HX, Inc. (collectively, the “Lumio Sellers”) pursuant to an asset purchase agreement. The assets acquired primarily consisted of uninstalled residential solar energy customer contracts, inventory, equipment, intellectual property rights, customer records, and other related assets associated with Lumio’s residential solar operations. The Lumio Sellers were debtors in a voluntary Chapter 11 bankruptcy proceeding before the United States Bankruptcy Court for the District of Delaware at the time of the transaction.

Total consideration transferred in the transaction consisted of $4.0 million in cash, 6,206,897 shares of the Company’s Class A common stock, and the assumption of approximately $1.0 million of liabilities. The fair value of the shares issued was $8,131,656, resulting in total purchase consideration of $13,131,656.

Based on this evaluation, the Company concluded that the acquired assets did not meet the definition of a business under U.S. GAAP because the Company did not acquire an assembled workforce or a substantive process capable of producing outputs.

Accordingly, the transaction was accounted for as an asset acquisition rather than a business combination. Under asset acquisition accounting, the total purchase consideration was allocated to the assets acquired and liabilities assumed on a relative fair value basis. No goodwill was recognized in the transaction.

The allocation of the purchase consideration to the assets acquired and liabilities assumed is summarized below:

Purchase Price Allocation
Purchase consideration at fair value:
Cash	$4,000,000
Class A common stock	8,131,656
Liabilities assumed	1,000,000
Amount of consideration	$13,131,656

Assets acquired:
Accounts receivable	$1,515,824
Inventory	390,219
Property and equipment	416,792
Customer-related intangible (order backlog)	10,808,821
Net assets acquired	$13,131,656

The Company determined the fair value of the order backlog intangible asset using the multi-period excess earnings method, which estimates the present value of the incremental after-tax cash flows expected to be generated from the backlog over its remaining economic life. Key assumptions used in the valuation included projected revenues from the underlying solar contracts, estimated probability of contract cancellation, and an appropriate discount rate. The valuation applied an estimated weighted-average cost of capital of 15.5%, which reflects the risks inherent in the projected cash flows and represents the rate of return that a market participant would require for this asset. Because the valuation relies on significant unobservable inputs, the fair value measurement is classified as Level 3 within the fair value hierarchy. The resulting fair value of the order backlog intangible asset was subsequently adjusted as part of the relative fair value allocation applied to the assets acquired in the transaction.

NOTE 8—DISAGGREGATION OF REVENUES AND SEGMENT REPORTING

Disaggregation of Revenues

The Company’s revenues are disaggregated based on revenue type, including (i) solar system installations, (ii) roofing installations, and (iii) energy storage solutions.

The Company’s net revenues for the years ended December 31, 2025 and 2024 are disaggregated as follows:

	Years Ended December 31,
	2025	2024
Solar system installations, net	$68,154,316	$70,295,305
Roofing installations	1,195,622	2,948,778
Energy storage solutions	–	–
Total net revenues	$69,349,938	$73,244,083

For the years ended December 31, 2025 and 2024, the Company had three customers that accounted for more than 10% of revenue. Aggregate revenue from these customers was $56,929,240 and $50,002,123 for the years ended December 31, 2025 and 2024, respectively.

Segment Reporting

The Company reports segment information in accordance with ASC 280. Operating segments are defined as components of an enterprise for which separate financial information is available and whose operating results are regularly reviewed by the Company’s CODM to allocate resources and assess performance.

Following the acquisition of Heliogen on August 8, 2025, the Company reassessed its segment structure and determined that it operates in two operating and reportable segments: (1) Sunergy, which includes the design, procurement, installation, and servicing of residential solar photovoltaic systems and related roofing services; and (2) Heliogen, which includes concentrated solar power and long-duration energy generation and storage technology solutions for commercial and industrial applications.

The CODM evaluates segment performance and allocates resources based on the operating results of each reportable segment, including revenues, cost of revenues, operating expenses, and net loss.

Prior to the acquisition of Heliogen on August 8, 2025, the Company operated as a single operating and reportable segment consisting of its solar installation and related services operations.

Corporate public company costs and other activities that are not allocated to Heliogen are included within the Sunergy segment.

Segment information for the years ended December 31, 2025 and 2024 is as follows:

	For the Year Ended December 31, 2025
	Sunergy	Heliogen	Total
Net revenues	$69,349,938	$–	$69,349,938
Less: cost of revenues (exclusive of depreciation and amortization shown below):
Direct labor	7,920,972	(756)	7,920,216
Materials	19,764,287	(6,790)	19,757,497
Other	3,388,518	246	3,388,764
Cost of revenues (exclusive of depreciation and amortization):	31,073,777	(7,300)	31,066,477
Less: depreciation and amortization related to cost of revenues	8,117,196	–	8,117,196
Total gross profit	$30,158,965	$7,300	$30,166,265

Depreciation and amortization	459,306	–	459,306
Commissions expense	16,848,141	–	16,848,141
Sales and marketing (exclusive of commissions expense above)	5,850,264	–	5,850,264
General and administrative	25,103,491	2,437,195	27,540,686
Other income	(339,734)	(24,184)	(363,918)
Interest expense	155,490	–	155,490
Gain on change in fair value of warrant liabilities	(957,720)	–	(957,720)
Total net loss before income taxes	(16,960,273)	(2,405,711)	(19,365,984)
Income tax benefit (provision)	(263,649)	–	(263,649)
Net loss	$(17,223,922)	$(2,405,711)	$(19,629,633)

	For the Year Ended December 31, 2024
	Sunergy	Heliogen	Total
Net revenues	$73,244,083	$–	$73,244,083
Less: cost of revenues (exclusive of depreciation and amortization shown below):
Direct labor	9,869,129	–	9,869,129
Materials	25,128,677	–	25,128,677
Other	3,069,290	–	3,069,290
Cost of revenues (exclusive of depreciation and amortization):	38,067,096	–	38,067,096
Less: depreciation and amortization related to cost of revenues	3,695,000	–	3,695,000
Total gross profit	$31,481,987	$–	$31,481,987

Depreciation and amortization	1,141,538	–	1,141,538
Commissions expense	15,827,850	–	15,827,850
Sales and marketing (exclusive of commissions expense above)	3,759,223	–	3,759,223
General and administrative	21,558,136	–	21,558,136
Other income	(141,467)	–	(141,467)
Interest expense	333,539	–	333,539
Gain on disposal of property and equipment	(91,684)	–	(91,684)
Gain on change in fair value of warrant liabilities	(69,000)	–	(69,000)
Total net loss before income taxes	(10,836,148)	–	(10,836,148)
Income tax benefit (provision)	963,790	–	963,790
Net loss	$(9,872,358)	$–	$(9,872,358)

NOTE 9—PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets as of December 31, 2025 and 2024 consisted of the following:

	December 31, 2025	December 31, 2024
Prepaid expenses	$539,844	$511,724
Deferred installation material costs	1,770,057	32,101
Receivable related to Lumio asset purchase	1,004,489	1,000,000
Tax receivables	307,542	230,000
Employee receivables and advances on sales commissions	105,928	332,671
Lease deposit	464,730	–
Total prepaid expenses and other current assets	$4,192,590	$2,106,496

NOTE 10—PROPERTY AND EQUIPMENT

Property and equipment as of December 31, 2025 and 2024 consisted of the following:

	December 31,	December 31,
	2025	2024
Internally-developed software	$2,211,626	$988,225
Office furniture and equipment	384,368	384,368
Vehicles	2,477,033	2,477,034
Leasehold improvements	10,000	10,000
Total property and equipment	5,083,027	3,859,627
Less: accumulated depreciation	(2,252,537)	(1,383,664)
Total property and equipment, net	$2,830,490	$2,475,963

Depreciation expense for the years ended December 31, 2025 and 2024 was $868,873 and $691,375, respectively.

NOTE 11—INTANGIBLE ASSETS AND GOODWILL

Intangible assets as of December 31, 2025 and 2024 consisted of the following:

	December 31,	December 31,
	2025	2024
Trade names	$3,084,100	$3,084,100
Customer lists	496,800	496,800
Non-compete agreements	224,000	224,000
Order backlog	10,808,821	10,808,821
Total intangible assets	14,613,721	14,613,721
Less: accumulated amortization	(14,613,721)	(7,042,565)
Total intangible assets, net	$–	$7,571,156

Amortization expense for intangible assets for the years ended December 31, 2025 and 2024 was $7,571,156 and $4,008,690, respectively.

The following table summarizes the changes in the carrying amount of goodwill for the years ended December 31, 2025 and 2024:

Amount
Balance as of December 31, 2023	$27,010,745
Impairment losses	–
Balance as of December 31, 2024	$27,010,745
Goodwill recognized in connection with the acquisition of Heliogen	80,950
Impairment losses	–
Balance as of December 31, 2025	$27,091,695

NOTE 12—ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities as of December 31, 2025 and 2024 consisted of the following:

	December 31, 2025	December 31, 2024
Accrued payroll liabilities	$506,829	$421,825
Accrued commissions	998,964	290,969
Accrued interest	–	84,425
Accrued taxes	414,490	8,900
Accrued credit cards	250,055	26,632
Accrued transaction costs	–	3,208,288
Other accrued liabilities	250,899	1,140,048
Total accrued expenses and other current liabilities	$2,421,237	$5,181,087

Accrued expenses and other current liabilities – related parties as of December 31, 2025 and 2024 consisted of the following:

	December 31, 2025	December 31, 2024
Customer advances	$49,269	$3,359,101
Total accrued expenses and other current liabilities – related parties	$49,269	$3,359,101

NOTE 13—LEASES

Operating Leases

In November 2021, the Company entered into a lease agreement for office space located in New Port Richey, Florida. The lease commenced on November 4, 2021 and is for a term of 5 years. Under the terms of the lease, the Company will lease the premises at the monthly rate of $4,793 for the first year, with scheduled annual increases. The lease agreement contains customary events of default, representations, warranties, and covenants. The measurement of the ROU asset and liability associated with this operating lease was $277,948.

In June 2023, the Company entered into a lease agreement for office space located in Orlando, Florida. The lease commenced on June 1, 2023 and is for a term of 5 years. Under the terms of the lease, the Company will lease the premises at the monthly rate of $10,011 for the first year, with scheduled annual increases. The lease agreement contains customary events of default, representations, warranties, and covenants. The measurement of the ROU asset and liability associated with this operating lease was $578,285.

In July 2024, the Company entered into a lease agreement for office space located in Provo, Utah. The lease commenced on July 1, 2024 and is for a term of 32 months. Under the terms of the lease, the Company will lease the premises at the monthly rate of $14,845 for the first year, with scheduled annual increases. The lease agreement contains customary events of default, representations, warranties, and covenants. The measurement of the ROU asset and liability associated with this operating lease was $751,619.

In October 2024, the Company entered into a lease agreement for office space located in Euclid, Ohio. The lease commenced on October 1, 2024 and is for a term of two years. Under the terms of the lease, the Company will lease the premises at the monthly rate of $2,000 for the first year, with scheduled annual increases. The lease agreement contains customary events of default, representations, warranties, and covenants. The measurement of the ROU asset and liability associated with this operating lease was $47,149.

In June 2025, the Company entered into a lease agreement for office space located in Richmond, Virginia. The lease commenced on June 1, 2025 and is for a term of three years. Under the terms of the lease, the Company will lease the premises at the monthly rate of $1,995 for the first year, with scheduled annual increases. The lease agreement contains customary events of default, representations, warranties, and covenants. The measurement of the ROU asset and liability associated with this operating lease was $68,760.

In July 2025, the Company entered into a lease agreement for office space located in Sardinia, Ohio. The lease commenced on July 1, 2025 and is for a term of two years. Under the terms of the lease, the Company will lease the premises at the monthly rate of $3,150 for the first year, with scheduled annual increases. The lease agreement contains customary events of default, representations, warranties, and covenants. The measurement of the ROU asset and liability associated with this operating lease was $72,215.

In August 2025, in connection with the acquisition of Heliogen, the Company entered into a lease agreement for office space located in Houston, Texas. The lease commenced on August 8, 2025 and is for a term of 13 months. Under the terms of the lease, the Company will lease the premises at the monthly rate of $10,451. The lease agreement contains customary events of default, representations, warranties, and covenants. The measurement of the ROU asset and liability associated with this operating lease was $130,225 and is part of the net assets acquired in the acquisition of Heliogen in the non-cash investing and financing activities of the consolidated statements of cash flows.

Operating leases as of December 31, 2025 and 2024 consisted of the following:

	December 31, 2025	December 31, 2024
Operating lease right-of-use assets	$897,476	$1,268,139

Operating lease liabilities, current portion	684,819	583,429
Operating lease liabilities, long-term	304,295	799,385
Total operating lease liabilities	$989,114	$1,382,814

Weighted-average remaining lease term (years)	1.58	2.39
Weighted-average discount rate	4.97%	5.00%

The components of operating lease expense consist of the following for the years ended December 31, 2025 and 2024:

	December 31, 2025	December 31, 2024
Fixed operating lease expense	$695,809	$719,049
Short-term and variable operating lease expense	737,136	166,338
Total operating lease expense	1,432,945	885,387
Sublease income	(87,630)	–
Total net operating lease expense	$1,345,315	$885,387

For the years ended December 31, 2025 and 2024, cash paid for amounts included in the measurement of operating lease liabilities totaled $718,824 and $645,724, respectively.

As of December 31, 2025, future minimum lease payments under operating lease liabilities were as follows:

Year Ending December 31,	Amount
2026	$717,863
2027	244,051
2028	69,147
Total	1,031,061
Less: imputed interest	(41,947)
Total operating lease liabilities	$989,114

Finance Leases

The Company leases vehicles for its operations under finance leases. These leases generally have five-year terms with interest rates ranging from 9.24% to 10.59%.

Finance leases ROU assets and liabilities as of December 31, 2025 and 2024 consisted of the following:

	December 31, 2025	December 31, 2024
Finance lease right-of-use assets	$310,539	$447,012

Finance lease liabilities, current portion	142,095	130,464
Finance lease liabilities, long-term	208,865	348,807
Total finance lease liabilities	$350,960	$479,271

Weighted-average remaining lease term (years)	2.28	3.28
Weighted-average discount rate	9.76%	9.76%

Finance lease costs included in depreciation and amortization in the consolidated statements of operations were $136,473 for the years ended December 31, 2025 and 2024. Interest expense related to finance leases was $39,364 and $52,100 for the years ended December 31, 2025, and 2024, respectively. For the years ended December 31, 2025 and 2024, cash paid for amounts included in the measurement of finance lease liabilities and interest expense totaled $171,569 and $171,476, respectively.

As of December 31, 2025, future minimum lease payments under finance leases were as follows:

Year Ending December 31,	Amount
2026	$171,570
2027	171,570
2028	52,603
Total	395,743
Less: imputed interest	(44,783)
Total finance lease liabilities	$350,960

NOTE 14—DEBT

Vehicle Loans

The Company has financing arrangements for certain vehicles used in its operations. These financing arrangements consist of direct loans associated with individual vehicles in the Company’s fleet. Payments of debt obligations are based on equal monthly payments for 60 months and include interest rates ranging from 4.94% to 11.09%. As of December 31, 2025, the weighted-average interest rate on the Company’s vehicle loan obligations was 11.09%. Amounts outstanding under these arrangements are presented in the consolidated balance sheets as the current portion of long-term debt and long-term debt. The Company does not have debt covenants associated with these vehicle loan arrangements.

As of December 31, 2025, estimated future minimum principal payments of vehicle loans were as follows:

Year Ending December 31,	Amount
2026	$23,526
2027	26,264
2028	29,322
Total	79,112
Less: current portion	(23,526)
Total long-term debt	$55,586

Loan Payable

On July 1, 2025, the Company converted $2,547,877 of outstanding accounts payable to a vendor into a loan payable with the same vendor. The loan bears interest at an annual rate of 18% (1.5% monthly) and provided for scheduled principal payments beginning in July 2025, with maturity on August 22, 2025. As a result of the transaction, the related accounts payable balance was reclassified to a loan payable in the consolidated balance sheet. The loan, including accrued interest, was repaid during the period.

Convertible Note Payable

On December 24, 2024, the Company issued a convertible promissory note (the “Promissory Note”) to LHX Intermediate LLC (“LHX”) with a maximum borrowing capacity of $4.0 million. The Promissory Note allowed the Company to draw funds in multiple tranches upon the achievement of specified operational milestones or upon waiver of such milestones by LHX. The Promissory Note did not bear interest and was required to be repaid through the issuance of the Company’s Class A common stock at a fixed conversion price of $1.35 per share. The conversion was scheduled to occur upon the later of (i) the first anniversary of the issuance date or (ii) the date the Company’s stockholders approved the issuance of the shares required to settle the obligation.

The Company received proceeds of $2.5 million under the Promissory Note. The Company evaluated the embedded conversion feature under ASC 815 and concluded that the conversion option did not require bifurcation as a derivative liability because the instrument was indexed to the Company’s own stock and qualified for the scope exception. The Promissory Note was initially recorded at its estimated fair value, and the difference between the proceeds received and the fair value of the shares issuable upon conversion was recorded as a debt discount. The debt discount was amortized to interest expense over the expected term of the note using the effective interest method.

On October 30, 2025, the outstanding balance of the Promissory Note totaling $2.5 million was converted into 1,851,851 shares of the Company’s Class A common stock. Upon conversion, the remaining unamortized debt discount was recognized and the carrying value of the Promissory Note was reclassified to equity. No balance remained outstanding under the Promissory Note as of December 31, 2025.

NOTE 15—COMMITMENTS AND CONTINGENCIES

Workmanship and Warranties

The Company typically provides workmanship warranties for solar energy systems installed for customers for periods ranging from one to ten years against defects in design and workmanship and that installations will remain watertight. The manufacturers’ warranties on solar energy system components are generally passed through to customers and typically include product warranty periods ranging from 10 to 20 years and limited performance warranties of up to 25 years.

Based on historical experience, the Company has not incurred significant warranty costs associated with these obligations. Accordingly, no warranty reserve was recorded as of December 31, 2025 and 2024. The Company continues to evaluate warranty claims on an ongoing basis and may, at its discretion, provide reimbursements to customers if certain solar equipment does not operate as intended.

Litigation

From time to time, the Company may be involved in various claims, lawsuits, and legal proceedings arising in the ordinary course of business. The Company records a liability for loss contingencies when it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated in accordance with ASC 450.

As of December 31, 2025 and 2024, the Company was not aware of any pending or threatened legal proceedings that it believes would have a material adverse effect on the Company’s consolidated financial position, results of operations, or cash flows. Legal costs associated with loss contingencies are expensed as incurred.

NOTE 16—RELATED PARTY TRANSACTIONS

Solar Leasing Arrangements

Certain customers of the Company finance their solar energy system purchases through SLI. These arrangements are substantially similar to those with unrelated third-party financing providers. Under these arrangements, SLI deducts financing fees and remits the net proceeds to the Company upon completion of the related solar installation.

For the years ended December 31, 2025 and 2024, the Company recognized revenue of $18,141,871 and $22,156,018, respectively, from installations financed through SLI, net of financing fees of $0 and $8,246,532, respectively. Included within revenue recognized for the years ended December 31, 2025 and 2024 is discretionary rebate paid by SLI of $3,150,000 and $2,943,979, respectively. As of December 31, 2025 and 2024, the Company had accounts receivable of $611,807 and $191,662, respectively, due from SLI related to these arrangements. See Note 5—Variable Interest Entities for additional information regarding the Company’s involvement with SLI.

In August 2024, the Company entered into a guarantee of SLI’s obligations under a Business Loan Agreement between SLI and a bank for borrowings up to $10 million. The loan is also personally guaranteed by the Company’s CEO, who serves as the manager of SLI through White Horse. As of December 31, 2025 and 2024, the outstanding balance under the loan was $9,976,752 and $3,460,840, respectively.

Note Receivable

During 2024, SLI performed a fair-market-value assessment of certain lease assets. As a result of this assessment, SLI paid a discretionary rebate of $2,943,979 to the Company based on the excess of fair value over the carrying value of the assets. The Company subsequently transferred the rebate proceeds as a subordinated loan, recorded as a note receivable from White Horse.

For the years ended December 31, 2025 and 2024, the Company recognized interest income of $153,485 and $0, respectively, related to the note receivable, which is included in other income in the consolidated statements of operations. As of December 31, 2025 and 2024, the outstanding principal balance of the loan was $3.0 million, which is included in related party note receivable in the consolidated balance sheets. Accrued interest of $153,485 and $0, respectively, is included in interest receivable – related parties in the consolidated balance sheets. See Note 5—Variable Interest Entities for additional information regarding the note receivable.

Tax Receivable Agreement

In connection with the consummation of the Sunergy business combination on March 13, 2024, the Company entered into a TRA with OpCo and certain OpCo members (the “TRA Holders”). Pursuant to the TRA, the Company is required to pay the TRA Holders 85% of the net cash savings, if any, in U.S. federal, state, and local income and franchise taxes that the Company actually realizes, or is deemed to realize in certain circumstances, as a result of increases in tax basis and certain other tax attributes arising from the Sunergy business combination and related transactions.

As of December 31, 2025, the Company had not recorded a liability related to the TRA because realization of the related tax benefits was not considered more likely than not. The estimated unrecorded TRA liability was approximately $5.7 million as of December 31, 2025 and $27.6 million as of December 31, 2024. If realization of the related tax benefits becomes more likely than not in future periods, the Company will record a liability related to the TRA with a corresponding charge to expense in the consolidated statements of operations.

NOTE 17—REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY

The table below reflects share information about the Company’s capital stock as of December 31, 2025:

	Par Value	Authorized	Issued	Treasury Stock	Outstanding
Class A common stock	$0.0001	300,000,000	33,180,843	–	33,180,843
Class V common stock	$0.0001	100,000,000	24,380,000	–	24,380,000
Preferred stock	$0.0001	10,000,000	–	–	–
Class A convertible preferred units	$0.0001	1,500,000	1,500,000	–	1,500,000
Class A units	$0.0001	5,026,964	5,026,964	–	5,026,964
Class B units	$0.0001	33,730,000	22,880,000	–	22,880,000
Total shares		450,256,964	86,967,807	–	86,967,807

Class A common stock, Class V common stock, and preferred stock represent capital stock of Zeo. Class A convertible preferred units, Class A units, and Class B units represent limited liability company interests of OpCo. Class A convertible preferred units are held by the Sponsor and are classified as redeemable noncontrolling interests on the consolidated balance sheet. Class B units are exchangeable for shares of Class A common stock on a one-for-one basis, together with cancellation of an equal number of shares of Class V common stock, and are classified as redeemable noncontrolling interests on the consolidated balance sheet. Class A units are held by Zeo as managing member of OpCo and are eliminated in consolidation.

Class A Common Stock

During the year ended December 31, 2025, 10,850,000 shares of Class A common stock were issued in exchange for OpCo Class B units and the cancellation of corresponding shares of Class V common stock.

During the year ended December 31, 2025, an aggregate of 80,913 shares of Class A common stock were issued to employees for services valued at $100,698.

On March 13, 2025, 50,000 shares of Class A common stock were issued upon vesting of restricted stock awards granted in March 2024. See Note 18—Stock-Based Compensation for additional information.

On August 5, 2025, 199,792 shares of Class A common stock, net of tax withholding, were issued upon vesting of restricted stock awards granted in February 2025. See Note 18—Stock-Based Compensation for additional information.

On August 8, 2025, in connection with the acquisition of Heliogen, the Company issued 6,217,612 shares of Class A common stock to Heliogen shareholders. See Note 6—Business Combinations for additional information.

On August 11, 2025, the Company issued 677,711 shares of Class A common stock to settle accrued buyside advisory fees of $1.6 million related to the Heliogen acquisition.

On October 30, 2025, the outstanding balance of the Promissory Note totaling $2.5 million was converted into 1,851,851 shares of the Company’s Class A common stock. See Note 14—Debt for additional information.

Redeemable Noncontrolling Interests

During the year ended December 31, 2025, 10,850,000 OpCo units were exchanged for shares of the Company’s Class A common stock. As a result, as of December 31, 2025, 22,880,000 OpCo units remained outstanding. The prior investors’ interests in OpCo represent redeemable noncontrolling interests. Holders of OpCo units may exchange their units, together with the cancellation of a corresponding number of shares of Class V common stock, for shares of the Company’s Class A common stock on a one-for-one basis, or cash proceeds of equal value at the time of redemption. Any redemption of OpCo units for cash must be funded through a private or public offering of Class A common stock and is subject to approval by the Company’s Board of Directors. Future exchanges of OpCo units may generate incremental tax attributes and related cash tax savings for the Company. Pursuant to the TRA, the Company is generally required to pay the TRA holders 85% of the net cash tax savings realized as a result of increases in tax basis and certain other tax attributes arising from such exchanges. See Note 16—Related Party Transactions for additional information regarding the TRA.

As of December 31, 2025 and 2024, the noncontrolling interest holders owned approximately 40.8% and 71.8%, respectively, of the outstanding OpCo common units.

The OpCo amended and restated agreement provides, among other things, for the issuance of corresponding economic, non-voting Class B units of OpCo. Holders of exchangeable OpCo units may cause OpCo to redeem one or more units, together with the cancellation of a corresponding number of shares of the Company’s Class V common stock, for shares of the Company’s Class A common stock on a one-for-one basis, subject to certain restrictions. Under certain circumstances, the Company may be required to redeem OpCo units. Subject to certain conditions, the Class A convertible preferred OpCo units may be redeemed by the Company following the first anniversary of closing and converted by the Sponsor into exchangeable OpCo units, which may then be exchanged for Class A common stock.

The Class A convertible preferred units accrue distributions at a rate of 10% per annum. During the year ended December 31, 2025, the Company recognized $1,697,661 of preferred unit distributions and paid cash distributions of $621,063 to holders of the Class A preferred units. The financial results of OpCo are consolidated with those of the Company, with the redeemable noncontrolling interests’ share of net loss presented separately in the consolidated financial statements.

NOTE 18—STOCK-BASED COMPENSATION

2024 Omnibus Incentive Plan

On March 6, 2024, the shareholders of ESGEN approved the Zeo 2024 Omnibus Incentive Equity Plan (the “Incentive Plan”), which became effective upon the closing of the Sunergy business combination. A total of 3,220,400 shares of Class A common stock were initially reserved for issuance under the Incentive Plan (the “Plan Share Reserve”). Each award granted under the Incentive Plan reduces the Plan Share Reserve by the number of shares underlying the award.

The Plan Share Reserve automatically increases on the first day of each fiscal year beginning in 2025 through 2029 by a number of shares equal to the lesser of (i) 2% of the outstanding shares of common stock on the last day of the immediately preceding fiscal year or (ii) a lesser number of shares determined by the Board of Directors. The purpose of the Incentive Plan is to enable the Company and its subsidiaries to attract and retain key personnel and to align the interests of directors, officers, employees, consultants, and advisors with those of the Company’s stockholders through equity-based compensation.

March 2024 Grant

On March 13, 2024, the Company entered into an executive employment agreement with its CEO. In addition to the CEO’s annual salary and cash bonus, the CEO became eligible to receive certain equity awards under the Incentive Plan as follows:

●	50,000 vested shares to be granted 12 months after the employment agreement date,

●	50,000 vested shares to be granted 24 months after the employment agreement date; and

●	50,000 vested shares to be granted 36 months after the employment agreement date.

The Company determined the grant date fair value to be $6.97 per share, based on the quoted market price of the Company’s Class A common stock on March 13, 2024 (Level 1 fair value measurement).

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

During the years ended December 31, 2025 and 2024, the Company recognized $1,642,043 and $4,746,984, respectively, in equity compensation expense related to these awards. As of December 31, 2025, the remaining unrecognized compensation expense was $417,245 and is expected to be recognized over the remaining 1.12 year vesting period.

February 2025 Grants

On February 5, 2025, the Company granted an aggregate of 765,000 restricted shares of Class A common stock under the Incentive Plan to 10 employees and two executives. The restricted shares vest in three equal installments as follows.

●	One-third (1/3) six months following the grant date;

●	One-third (1/3) 18 months following the grant date; and

●	One-third (1/3) 30 months following the grant date.

On February 5, 2025, the Company granted an aggregate of 275,000 restricted shares of Class A common stock under the Incentive Plan to eight employees. The restricted shares vest in three equal installments as follows.

●	One-third (1/3) 12 months following the grant date;

●	One-third (1/3) 24 months following the grant date; and

●	One-third (1/3) 36 months following the grant date.

The Company determined the grant date fair value to be $2.57 per share, based on the quoted market price of the Company’s Class A common stock on February 5, 2025 (Level 1 fair value measurement).

During the year ended December 31, 2025, the Company recognized $1,056,505 in equity compensation expense related to these awards. As of December 31, 2025, the remaining unrecognized compensation expense was $1,414,977 and is expected to be recognized over the remaining 2.10 year vesting period.

July 2025 Grants

On July 5, 2025, the Company granted an aggregate of 140,000 restricted shares of Class A common stock under the Incentive Plan to four employees. The restricted shares vest in three equal installments as follows.

●	One-third (1/3) 12 months following the grant date;

●	One-third (1/3) 24 months following the grant date; and

●	One-third (1/3) 36 months following the grant date.

The Company determined the grant date fair value to be $2.79 per share, based on the quoted market price of the Company’s Class A common stock on July 5, 2025 (Level 1 fair value measurement).

During the year ended December 31, 2025, the Company recognized $38,767 in equity compensation expense related to these awards. As of December 31, 2025, the remaining unrecognized compensation expense was $198,383 and is expected to be recognized over the remaining 2.51 year vesting period.

November 2025 Grants

On November 5, 2025, the Company granted an aggregate of 70,000 restricted shares of Class A common stock under the Incentive Plan to seven employees. The restricted shares vest in three equal installments as follows.

●	One-third (1/3) 12 months following the grant date;

●	One-third (1/3) 24 months following the grant date; and

●	One-third (1/3) 36 months following the grant date.

The Company determined the grant date fair value to be $1.56 per share, based on the quoted market price of the Company’s Class A common stock on November 5, 2025 (Level 1 fair value measurement).

During the year ended December 31, 2025, the Company recognized $5,586 in equity compensation expense related to these awards. As of December 31, 2025, the remaining unrecognized compensation expense was $103,607 and is expected to be recognized over the remaining 2.85 year vesting period.

Sun Managers, LLC Management Incentive Plan

Sun Managers intends to grant Class B units (as defined in the SM LLCA) in Sun Managers through the Sun Managers, LLC Management Incentive Plan (the “Management Incentive Plan”) adopted by Sun Managers to certain eligible employees or service providers of OpCo, Sunergy or their subsidiaries, in the discretion of Timothy Bridgewater, as manager of Sun Managers. Such Class B units may be subject to a vesting schedule, and once such Class B units become vested, there may be an exchange opportunity through which the grantees may request (subject to the terms of the Management Incentive Plan and the OpCo amended and restated limited liability company agreement in its entirety (the “OpCo A&R LLC Agreement”)) the exchange of their Class B units into Seller OpCo Units (together with an equal number of Zeo Class V shares), which may then be converted into Zeo Class A common Stock (subject to the terms of the Management Incentive Plan and the OpCo A&R LLC Agreement). Grants under the Management Incentive Plan will be made after ESGEN Closing.

Although Sun Managers is the legal issuer of the awards, all compensatory payments made by Sun Managers to individuals providing services to or for the benefit of the Company or its subsidiaries (including equity interests in Sun Managers) are treated as compensation paid by the Company under ASC 718. In accordance with the OpCo A&R LLC Agreement, the Company allocates 100% of all related expense and deduction items to Sun Managers. These compensatory payments are accounted for as capital contributions from Sun Managers to the Company, with no new equity units issued in return.

On March 31, 2025, Sun Managers granted an aggregate of 875,000 restricted shares of Zeo Class A common stock under the Management Incentive Plan to three employees and one executive. The restricted shares vested immediately upon grant. During the year ended December 31, 2025, the Company recognized $1,321,250 in equity compensation expense related to these awards.

On August 4, 2025, Sun Managers granted an aggregate of 350,000 restricted shares of Zeo Class A common stock under the Management Incentive Plan to two employees. The restricted shares vested immediately upon grant. During the year ended December 31, 2025, the Company recognized $840,000 in equity compensation expense related to these awards.

On August 13, 2025, Sun Managers granted an aggregate of 168,500 restricted shares of Zeo Class A common stock under the Management Incentive Plan to four employees. The restricted shares vested immediately upon grant. During the year ended December 31, 2025, the Company recognized $384,180 in equity compensation expense related to these awards.

On September 17, 2025, Sun Managers granted an aggregate of 255,000 restricted shares of Zeo Class A common stock under the Management Incentive Plan to three employees. The restricted shares vested immediately upon grant. During the year ended December 31, 2025, the Company recognized $288,150 in equity compensation expense related to these awards.

Seasonal Manager Stock Compensation Plan

Beginning January 1, 2025, certain eligible sales managers may earn shares of the Company’s Class A common stock under the Seasonal Manager Stock Compensation Plan, which operates under the umbrella of the Management Incentive Plan. Managers are eligible to earn 40 shares per kW installed for projects sold by the manager’s organization, provided they exceed 1,500 kW installed during a calendar year, and as long as the manager sells 700kW the subsequent calendar year. The number of shares awarded may be reduced if the average price for Zeo stock during the quarter in which installations are completed exceeds $5 per share, the number of shares granted per kW will be correspondingly decreased.

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

On March 31, 2025, Sun Managers granted an aggregate of 577,910 restricted shares of Zeo Class A common stock under the Management Incentive Plan to 10 sales managers. The restricted shares vest in two equal installments as follows.

●	One-half (1/2) immediately on the grant date; and

●	One-half (1/2) 12 months following the grant date.

During the year ended December 31, 2025, the Company recognized $765,061 in equity compensation expense related to these awards. As of December 31, 2025, the remaining unrecognized compensation expense was $107,585 and is expected to be recognized over the remaining 0.25 year vesting period.

NOTE 19—WARRANTS

In connection with ESGEN’s initial public offering (“IPO”), ESGEN issued public warrants to investors. Each public warrant entitles the holder to purchase one share of the Company’s Class A common stock at an exercise price of $11.50 per share.

Simultaneously with the closing of the IPO, ESGEN issued private placement warrants to the sponsor and certain investors. Each private warrant entitled the holder to purchase one share of the Company’s Class A common stock at an exercise price of $11.50 per share. Upon the closing of the Sunergy business combination, the 14,040,000 private placement warrants were forfeited. Accordingly, as of December 31, 2025 and 2024, there were 13,800,000 public warrants outstanding, and no private placement warrants outstanding. The public warrants expire on the fifth anniversary of the Sunergy business combination, unless earlier exercised, redeemed, or liquidated. The warrants became exercisable 30 days following the closing of the Sunergy business combination, provided that the Company maintains an effective registration statement covering the shares of Class A common stock issuable upon exercise of the warrants or permits holders to exercise the warrants on a cashless basis as permitted under the warrant agreement. Once the warrants become exercisable, the Company may redeem the outstanding public warrants for $0.01 per warrant, upon 30 days’ prior written notice, if the reported last sale price of the Company’s Class A common stock equals or exceeds $18.00 per share for 20 trading days within a 30-trading-day period ending three business days prior to the notice of redemption.

The public warrants are accounted for as warrant liabilities in accordance with ASC 815. Accordingly, the Company recognized the warrants as liabilities at fair value on the date of the Sunergy business combination and remeasures the warrant liabilities to fair value at each reporting date. Changes in the fair value of the warrant liabilities are recognized in the consolidated statements of operations within changes in fair value of warrant liabilities. As of December 31, 2025 and 2024, the public warrants are presented as warrant liabilities in the consolidated balance sheets. See Note 20—Fair Value Measurements for additional information

NOTE 20—FAIR VALUE MEASUREMENTS

The carrying amounts of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, inventories, prepaid expenses and other current assets, accounts payable, accrued expenses, and contract assets and liabilities, approximate fair value due to the short-term nature of these instruments.

The carrying amounts of lease liabilities and notes payable also approximate fair value as these instruments bear interest rates that are consistent with current market rates for similar instruments.

Recurring Fair Value Measurements

The Company measures certain financial instruments at fair value on a recurring basis. As of December 31, 2025, the Company’s financial instruments measured at fair value on a recurring basis consist of warrant liabilities. See Note 19—Warrants for additional information.

The fair value of financial instruments measured at fair value on a recurring basis as of December 31, 2025 consisted of the following:

	Fair Value Measurements as of December 31, 2025
Description	Level 1	Level 2	Level 3	Total
Warrant liabilities	$491,280	$–	$–	$491,280

The following table presents changes in the Company’s warrant liabilities measured at fair value on a recurring basis:

Amount
Warrant Liabilities
Balance as of December 31, 2023	$–
Fair value of warrant liabilities upon issuance	1,518,000
Gain on change in fair value of warrant liabilities	(69,000)
Extinguishment of warrant liabilities upon settlement	–
Balance as of December 31, 2024	$1,449,000
Gain on change in fair value of warrant liabilities	(957,720)
Extinguishment of warrant liabilities upon settlement	–
Balance as of December 31, 2025	$491,280

NOTE 21—INCOME TAXES

The Company accounts for income taxes in accordance with ASC 740, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the consolidated financial statements. Deferred tax assets and liabilities are determined based on differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities and are measured using enacted tax rates expected to apply in the years in which those temporary differences are expected to reverse.

The Company’s effective tax rate from continuing operations was a (1.7)% provision and a 9.1% benefit for the years ended December 31, 2025 and 2024, respectively. The effective tax rate differs from the U.S. federal statutory tax rate primarily due to the noncontrolling interest ownership in OpCo, which is treated as a partnership for U.S. federal income tax purposes, as well as changes in the valuation allowance on deferred tax assets.

The Company evaluated the realizability of its deferred tax assets based on all available positive and negative evidence. Based on this evaluation, the Company determined that it is not more likely than not that certain deferred tax assets will be realized and therefore recorded a valuation allowance against those deferred tax assets as of December 31, 2025.

Due to the Company’s Up-C organizational structure, a portion of the Company’s earnings is attributable to noncontrolling interests in OpCo, which is treated as a partnership for U.S. federal income tax purposes. Accordingly, income attributable to these noncontrolling interests is generally not subject to corporate-level income taxes, which reduces the Company’s overall effective tax rate.

The components for the provision of income taxes include:

	December 31, 2025	December 31, 2024
Current Federal and State	$(25,050)	$(8,900)
Deferred Federal and State	(238,599)	972,690
Total benefit (provision) for income taxes	$(263,649)	$963,790

A reconciliation of the statutory US Federal income tax rate to the Company’s effective income tax rate is as follows:

	December 31, 2025	December 31, 2024
Federal tax	21.0%	21.0%
State tax	(0.4)%	1.6%
Investment in OpCo	(0.8)%	(0.5)%
Noncontrolling interest in OpCo	(9.0)%	(12.1)%
Income attributable to Sunergy prior to business combination	–	(1.0)%
Other	(0.1)%	(0.1)%
Change in valuation allowance	(13.6)	–
Remeasurement of warrant liability	1.2%	0.2%
Effective income tax rate	(1.7)%	9.1%

The components of the deferred income tax assets and liabilities were as follows:

	December 31, 2025	December 31, 2024
Deferred tax assets:
Net operating losses and tax credit carry-forward	$986,740	$190,907
Accrued stock compensation	386,841	198,575
Accrued liabilities	–	268,766
Section 743(b)	4,196,394	–
Other	3,363	3,656
Investment in Sunergy	5,824,820	–
Total deferred tax assets	11,398,158	661,904
Valuation allowance	(11,398,158)	–
Net deferred tax asset	$–	$661,904

Deferred tax liabilities:
Investment in Sunergy	–	(423,413)
Total deferred tax liabilities	–	(423,413)
Net deferred tax assets	$–	$238,491

In connection with the Sunergy business combination, the Company recorded deferred tax assets and liabilities related to the difference between the book carrying value of its investment in OpCo and the tax basis of that investment. The resulting deferred tax liability was partially offset by deferred tax assets generated in the transaction. The net impact resulted in the recognition of deferred tax benefits in the consolidated statement of operations and a corresponding adjustment to additional paid-in capital related to the reverse recapitalization accounting.

NOTE 22—NET LOSS PER SHARE

Basic net loss per share is calculated by dividing net loss attributable to Class A common stockholders by the weighted-average number of Class A common shares outstanding during the period. Diluted net loss per share is calculated by adjusting the weighted-average number of Class A common shares outstanding for the potentially dilutive effect of securities that could be converted into or settled in shares of Class A common stock. Potentially dilutive securities include exchangeable OpCo units and other instruments that may be settled in shares of Class A common stock.

The Company applies the treasury stock method to restricted stock awards and warrants, which assumes that all Class A common share equivalents have been exercised at the beginning of the period and that the proceeds from those exercises are assumed to be used to repurchase Class A common shares at the average closing market price during the period. The Company applies the if-converted method to securities that are convertible into Class A common shares.

For the years ended December 31, 2025 and 2024, the Company reported a net loss. Accordingly, all potentially dilutive securities were excluded from the calculation of diluted net loss per share because their effect would be anti-dilutive, and diluted net loss per share equals basic net loss per share. As of December 31, 2025 and 2024, 39,155,002 and 51,031,852 potential common share equivalents, respectively, consisting of convertible OpCo Class A Preferred Units, exchangeable OpCo Class B units, convertible notes, warrants, and restricted stock awards, were excluded from the calculation of diluted net loss per share because their effect would be anti-dilutive.

The following table presents the computation of the basic and diluted loss per share of Class A common stock for the years ended December 31, 2025 and 2024:

	Years Ended December 31,
	2025	2024
Numerator
Net loss attributable to Class A common stockholders	$(14,008,754)	$(2,668,889)
Denominator
Weighted-average Class A common shares outstanding – basic and diluted	24,936,865	5,546,925
Loss per Class A common share – basic and diluted	$(0.56)	$(0.48)

NOTE 23—SUBSEQUENT EVENTS

On January 27, 2026, the Company entered into the White Lion ELOC with White Lion Capital LLC (“White Lion”), pursuant to which the Company has the right, but not the obligation, to sell to White Lion up to $30.0 million in aggregate gross purchase price of newly issued shares of Class A common stock, subject to certain limitations and conditions, over a period ending on the earlier of January 27, 2029 or the purchase of the full commitment amount. In consideration for the commitment, the Company agreed to issue to White Lion $100,000 worth of Class A common stock. Concurrently, the Company entered into a Registration Rights Agreement with White Lion. As of the date of this filing, the Company sold 241,000 shares for proceeds of $272,020. The Company settled the $100,000 commitment amount for 66,225 shares.

On January 30, 2026, the Company increased the subordinated loan in the form of a note receivable with White Horse Energy, LLC from $3.0 million to $6.15 million under the same terms as the original note.