Form 10-Q
period 2026-03-31
Zeo Energy Corp.
filed 2026-05-15
CIK 1865506

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

Not Applicable

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

As of May 13, 2026, 35,139,912 shares of Class A Common Stock, par value $0.0001, were issued and outstanding and 22,880,000 shares of Class V Common Stock, par value $0.0001, were issued and outstanding.

ZEO ENERGY CORP.

Quarterly Report on Form 10-Q

Period Ended March 31, 2026

i

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

ZEO ENERGY CORP.

UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Page
Financial Statements (Unaudited)	1
Condensed Consolidated Balance Sheets as of March 31, 2026 and December 31, 2025	2
Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2026 and 2025	3
Condensed Consolidated Statements of Changes in Redeemable Non-Controlling Interests and Stockholders’ Equity for the Three Months Ended March 31, 2026 and 2025	4
Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2026 and 2025	6
Notes to Condensed Consolidated Financial Statements	7-18

ZEO ENERGY CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2026	2025
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$1,731,160	$6,137,939
Accounts receivable, net of allowance of $4,978,233 and $4,777,550, respectively	10,360,929	8,158,909
Accounts receivable – related parties	765,757	611,807
Inventories	854,733	852,179
Contract assets	2,337,408	2,598,623
Prepaid expenses and other current assets	3,982,540	4,192,590
Total Current Assets	20,032,527	22,552,047

Other assets	67,667	92,712
Property and equipment, net	1,988,422	2,830,490
Operating lease right-of-use assets	732,192	897,476
Finance lease right-of-use assets	276,421	310,539
Note receivable – related party	6,343,069	3,153,485
Goodwill	27,091,695	27,091,695
TOTAL ASSETS	$56,531,993	$56,928,444

LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$5,010,855	$3,769,078
Accrued expenses and other current liabilities	1,847,476	2,421,237
Accrued expenses and other current liabilities – related parties	3,849,754	49,269
Contract liabilities	623,591	1,301,393
Current portion of operating lease obligations	611,704	684,819
Current portion of finance lease obligations	145,767	142,095
Current portion of long-term debt	24,183	23,526
Total Current Liabilities	12,113,330	8,391,417

Operating lease obligations, net of current portion	196,281	304,295
Finance lease obligations, net of current portion	171,017	208,865
Long-term debt, net of current portion	49,288	55,586
Warrant liabilities	567,180	491,280
TOTAL LIABILITIES	13,097,096	9,451,443

Redeemable Noncontrolling Interests
Class A convertible preferred units, 1,500,000 units issued and outstanding as of March 31, 2026 and December 31, 2025	17,479,714	17,207,469
Class B units, 21,380,000 and 22,880,000 units issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	12,272,120	24,939,200

Stockholders’ Equity
Class V common stock, $0.0001 par value, 100,000,000 authorized shares; 22,880,000 and 24,380,000 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	2,288	2,438
Class A common stock, $0.0001 par value, 300,000,000 authorized shares; 35,139,912 and 33,180,843 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	3,514	3,318
Additional paid-in capital	65,063,624	63,394,456
Accumulated other comprehensive loss	8,251	(4,895)
Accumulated deficit	(51,394,614)	(58,064,985)
TOTAL STOCKHOLDERS’ EQUITY	13,683,063	5,330,332
TOTAL LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND STOCKHOLDERS’ EQUITY	$56,531,993	$56,928,444

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZEO ENERGY CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended March 31,
	2026	2025
Revenues
Revenue, net	$12,155,521	$6,216,391
Related party revenue, net	1,029,423	2,567,304
Total Net Revenues	13,184,944	8,783,695

Operating Expenses
Cost of revenues	7,580,046	4,789,679
Depreciation and amortization	1,081,528	4,900,729
Sales and marketing	3,011,770	3,112,799
General and administrative	6,276,724	9,491,886
Total Operating Expenses	17,950,068	22,295,093

LOSS FROM OPERATIONS	(4,765,124)	(13,511,398)

Other Income (Expense)
Other income	68,437	82,363
Interest expense	(10,853)	(30,277)
Gain (loss) on change in fair value of warrant liabilities	(75,900)	663,449
Total Other Income (Expense)	(18,316)	715,535

NET LOSS FROM OPERATIONS BEFORE INCOME TAXES	(4,783,440)	(12,795,863)
Income tax benefit (provision)	92,129	(523,500)
NET LOSS	$(4,691,311)	$(13,319,363)

Less: Net loss attributable to redeemable noncontrolling interests	(1,178,637)	(6,958,098)
NET LOSS ATTRIBUTABLE TO CLASS A COMMON STOCKHOLDERS	$(3,512,674)	$(6,361,265)

LOSS PER CLASS A COMMON SHARE – BASIC AND DILUTED	$(0.11)	$(0.48)
WEIGHTED-AVERAGE CLASS A COMMON SHARES OUTSTANDING – BASIC AND DILUTED	33,377,040	13,252,964

COMPREHENSIVE LOSS
Foreign currency translation adjustments	(13,146)	–
NET COMPREHENSIVE LOSS	$(3,499,528)	$(6,361,265)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZEO ENERGY CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN REDEEMABLE
NONCONTROLLING INTERESTS AND STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE MONTHS ENDED MARCH 31, 2025

(UNAUDITED)

	Redeemable Noncontrolling Interests									Accumulated
	Class A Convertible Preferred Units		Class B Units		Class V Common Stock		Class A Common Stock		Additional Paid-in	Other Comprehensive	Accumulated	Total Stockholders’
	Units	Amount	Units	Amount	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	(Deficit)
Balance, December 31, 2024	1,500,000	$16,130,871	33,730,000	$115,693,900	35,230,000	$3,523	13,252,964	$1,326	$14,523,963	$–	$(103,440,891)	$(88,912,079)
Stock-based compensation	–	–	–	–	–	–	–	–	2,137,247	–	–	2,137,247
Class A common stock issued to employees for services	–	–	–	–	–	–	43,500	4	63,505	–	–	63,509
Reverse recapitalization related deferred taxes and adjustments	–	–	–	–	–	–	–	–	(238,491)	–	–	(238,491)
Class A common stock issued in exchange for OpCo Class B units and corresponding Class V common stock	–	–	(8,500,000)	(18,785,000)	(8,500,000)	(850)	8,500,000	850	18,785,000	–	–	18,785,000
Subsequent measurement of redeemable noncontrolling interests	–	–	–	(51,448,264)	–	–	–	–	–	–	51,448,264	51,448,264
Net income (loss)	–	405,237	–	(7,363,336)	–	–	–	–	–	–	(6,361,265)	(6,361,265)
Balance, March 31, 2025	1,500,000	$16,536,108	25,230,000	$38,097,300	26,730,000	$2,673	21,796,464	$2,180	$35,271,224	$–	$(58,353,892)	$(23,077,815)

ZEO ENERGY CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN REDEEMABLE
NONCONTROLLING INTERESTS AND STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2026

(UNAUDITED)

	Redeemable Noncontrolling Interests									Accumulated
	Class A Convertible Preferred Units		Class B Units		Class V Common Stock		Class A Common Stock		Additional Paid-in	Other Comprehensive	Accumulated	Total Stockholders’
	Units	Amount	Units	Amount	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity
Balance, December 31, 2025	1,500,000	$17,207,469	22,880,000	$24,939,200	24,380,000	$2,438	33,180,843	$3,318	$63,394,456	$(4,895)	$(58,064,985)	$5,330,332
Stock-based compensation	–	–	–	–	–	–	–	–	663,053	–	–	663,053
Class A common stock issued upon vesting of restricted stock awards	–	–	–	–	–	–	120,051	12	(12)	–	–	–
Tax withholding paid related to stock-based compensation	–	–	–	–	–	–	–	–	(11,609)	–	–	(11,609)
Class A common stock issued to employees for services	–	–	–	–	–	–	31,793	3	31,312	–	–	31,315
Class A common stock issued in exchange for OpCo Class B units and corresponding Class V common stock	–	–	(1,500,000)	(873,000)	(1,500,000)	(150)	1,500,000	150	873,000	–	–	873,000
Class A common stock issued in connection with a committed equity facility, net of offering costs	–	–	–	–	–	–	241,000	24	13,431	–	–	13,455
Class A common stock issued for a commitment fee	–	–	–	–	–	–	66,225	7	99,993	–	–	100,000
Dividends paid to preferred unit holders	–	(160,153)	–	–	–	–	–	–	–	–	–	–
Foreign currency translation	–	–	–	–	–	–	–	–	–	13,146	–	13,146
Subsequent measurement of redeemable noncontrolling interests	–	–	–	(10,183,045)	–	–	–	–	–	–	10,183,045	10,183,045
Net income (loss)	–	432,398	–	(1,611,035)	–	–	–	–	–	–	(3,512,674)	(3,512,674)
Balance, March 31, 2026	1,500,000	$17,479,714	21,380,000	$12,272,120	22,880,000	$2,288	35,139,912	$3,514	$65,063,624	$8,251	$(51,394,614)	$13,683,063

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZEO ENERGY CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31,
	2026	2025

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(4,691,311)	$(13,319,363)
Adjustment to reconcile net loss to net cash used in operating activities
Depreciation and amortization	1,081,528	4,885,729
Amortization of debt discount	–	15,000
(Gain) loss on change in fair value of warrant liabilities	75,900	(663,449)
Stock-based compensation	663,053	2,193,630
Class A common stock issued to employees for services	31,315	63,509
Provision for credit losses	200,683	3,538,569
Non-cash operating lease expense	165,284	180,643
Changes in operating assets and liabilities:
Accounts receivable	(2,402,703)	1,742,908
Accounts receivable – related parties	(153,950)	(94,441)
Inventories	(2,554)	25,075
Contract assets	261,215	32,609
Prepaids and other current assets	204,075	1,138,288
Other assets	25,045	–
Interest receivable – related parties	(39,584)	(37,656)
Accounts payable	1,254,681	788,747
Accrued expenses and other current liabilities	(467,073)	(1,465,223)
Accrued expenses and other current liabilities – related parties	3,800,485	(1,038,972)
Contract liabilities	(677,802)	(82,190)
Contract liabilities – related parties	–	(2,000)
Operating lease payments	(181,129)	(164,851)
Net cash used in operating activities	(852,842)	(2,263,438)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(205,342)	(372,578)
Investment in note receivable – related party	(3,150,000)	–
Net cash used in investing activities	(3,355,342)	(372,578)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from Class A common stock issued in connection with a committed equity facility	13,455	–
Repayments of finance lease liabilities	(34,176)	(31,696)
Repayments of debt	(5,641)	(72,300)
Dividends paid to OpCo Class A preferred unit holders	(160,153)	–
Tax withholdings paid related to stock-based compensation	(11,609)	–
Net cash used in financing activities	(198,124)	(103,996)

Effect of foreign exchange on cash	(471)	–

NET CHANGE IN CASH AND CASH EQUIVALENTS	(4,406,779)	(2,740,012)
Cash and cash equivalents, beginning of period	6,137,939	5,634,115
Cash and cash equivalents, end of the period	$1,731,160	$2,894,103

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$10,853	$25,785
Cash paid for income taxes	$–	$–

NON-CASH INVESTING AND FINANCING ACTIVITIES
Net loss attributable to redeemable noncontrolling interest	$1,611,035	$7,363,336
OpCo Class A preferred dividends	$432,398	$405,237
Subsequent measurement of redeemable noncontrolling interest	$10,183,045	$51,448,264
Class A common stock issued upon vesting of restricted stock awards	$12	$–
Class A common stock issued in exchange for Class V common stock	$150	$850
Fair value of Class A common stock issued in exchange for OpCo Class B units	$873,000	$18,785,000
Class A common stock issued for commitment fee	$100,000	$–
Reverse recapitalization related deferred taxes and adjustments	$–	$238,491

The accompanying notes are an integral part of these condensed consolidated financial statements.

Zeo Energy Corp.

Notes to the CONDENSED Consolidated Financial Statements

March 31, 2026

(UNAUDITED)

NOTE 1—BASIS OF PRESENTATION AND OTHER INFORMATION

The accompanying unaudited condensed consolidated financial statements of Zeo Energy Corp. (the “Company” or “Zeo”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q of Regulation S-X. They do not include all the information and footnotes required by U.S. GAAP for complete financial statements. The December 31, 2025 consolidated balance sheet data was derived from audited financial statements but do not include all disclosures required by U.S. GAAP. The interim unaudited condensed consolidated financial statements should be read in conjunction with those consolidated financial statements included in the Form 10-K, as filed with the Securities and Exchange Commission on April 1, 2026. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial statements, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended March 31, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation of the condensed consolidated financial statements. These reclassifications had no impact on previously reported net loss, total assets, total liabilities, stockholders’ equity, or cash flows from operating activities.

Recently Adopted Accounting Pronouncements

In November 2024, the FASB issued ASU 2024-04, “Debt—Debt with Conversion and Other Options,” which clarifies the requirements for determining whether certain settlements of convertible debt instruments should be accounted for as an induced conversion. The new guidance is effective for reporting annual periods beginning after December 15, 2025 and can be applied either prospectively or retrospectively. Early adoption is permitted. The adoption of ASU 2024-04 did not have a material impact on the Company’s condensed consolidated financial statements.

In July 2025, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2025-05, “Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets,” which introduces a practical expedient for the application of the current expected credit loss model to current accounts receivable and contract assets. The amendment is effective for interim and annual periods beginning after December 15, 2025, with early adoption permitted. This amendment is to be applied on a prospective basis. The adoption of ASU 2025-05 did not have a material impact on the Company’s condensed consolidated financial statements.

Recently Issued Accounting Pronouncements Not Yet Adopted

In November 2024, the FASB issued ASU 2024-03, “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses,” which requires disaggregated disclosure of specific expense categories, including purchases of inventory, employee compensation, depreciation, and amortization included in each relevant expense caption presented on the statement of operations. The standard also requires a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively, as well as the total amount of selling expenses and an entity’s definition of selling expenses. ASU 2024-03 is effective for annual periods beginning after December 15, 2026, and interim periods beginning after December 15, 2027. The Company is currently evaluating the impact ASU 2024-03 will have on its condensed consolidated financial statements.

In May 2025, the FASB issued ASU 2025-03, “Business Combinations (Topic 805) and Consolidation (Topic 810): Determining the Accounting Acquirer in the Acquisition of a Variable Interest Entity,” which requires entities to consider existing factors in ASC 805 when identifying the accounting acquirer in a transaction effected primarily by exchanging equity interests in which the legal acquiree is a variable interest entity that meets the definition of a business. ASU 2025-03 is effective for fiscal years beginning after December 15, 2026, with early adoption permitted. The Company is currently evaluating the impact ASU 2025-03 will have on its condensed consolidated financial statements.

In September 2025, the FASB issued ASU 2025-06, “Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software.” This guidance removes references to project stages throughout ASC 350-40 and clarifies the threshold entities apply to begin capitalizing costs. Under the new standard, cost capitalization should only commence when an entity has committed to funding a software project and it is probable the project will be completed and the software will be used for its intended purpose. The amendments are effective for annual reporting periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods. Entities may apply the guidance using a prospective, retrospective or modified transition approach. Early adoption is permitted as of the beginning of an annual reporting period. The Company is currently evaluating the impact ASU 2025-06 will have on its condensed consolidated financial statements.

In December 2025, the FASB issued ASU 2025-11, “Interim Reporting (Topic 270): Narrow-Scope Improvements.” ASU 2025-11 clarifies and improves existing interim reporting guidance by consolidating disclosure requirements within Topic 270 and introducing a disclosure principle requiring entities to disclose events and changes occurring after the most recent annual reporting period that are expected to have a material effect on the entity’s financial condition or results of operations. The ASU does not introduce significant changes to recognition or measurement guidance. The amendments in ASU 2025-11 are effective for interim reporting periods within fiscal years beginning after December 15, 2027, with early adoption permitted. ASU 2025-11 allows for either a prospective or retrospective approach on adoption. The Company is currently evaluating the impact ASU 2025-11 will have on its condensed consolidated financial statements.

The Company currently believes there are no other issued and not yet effective accounting standards that are materially relevant to its condensed consolidated financial statements.

NOTE 2—LIQUIDITY AND GOING CONCERN ASSESSMENT

As of March 31, 2026, the Company had cash and cash equivalents of $1.7 million, positive working capital of $7.9 million, and total stockholders’ equity of $13.7 million. For the three months ended March 31, 2026, the Company incurred a net loss of $4.7 million and $0.9 million of cash used in operating activities. Management has assessed the going concern assumptions of the Company during the preparation of these condensed consolidated financial statements.

The Company has operational plans to increase revenue and move towards the goal of profitable operations in 2026, which plans are expected to improve cash flows. The operational plan includes an increase in the number of sales agents to increase revenue and improved efficiency in the operations of the Company through centralization of field offices and labor and productivity improvement in the corporate operations through the implementation of a new CRM software.

The Company is also working internally and with third parties to address short-term cash needs through the use of the common stock purchase agreement with White Lion Capital LLC (the “White Lion ELOC”), which provides the Company the right to sell up to $30.0 million in shares of Class A common stock, subject to market liquidity and contractual limitations. The White Lion ELOC is limited to selling shares equal to 4.99% of the outstanding shares at the time of sale and resets once White Lion Capital LLC liquidates their holdings in the open market (see Note 10—Redeemable Noncontrolling Interests and Equity for additional information). The Company also has other opportunities to raise capital, such as through revenue generating initiatives, private placements, public offerings or repricing of outstanding warrants. In addition, in June 2026 the Company will become eligible to utilize a universal shelf registration statement to raise funding for the Company.

The Company’s condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the generation of revenue, access to capital markets or other funding sources, realization of assets and the satisfaction of liabilities in the normal course of business.

NOTE 3—DISAGGREGATION OF REVENUES AND SEGMENT REPORTING

Disaggregation of Revenues

The Company’s revenues are disaggregated based on revenue type, including (i) solar system installations, (ii) roofing installations, and (iii) energy storage solutions.

The Company’s net revenues for the three months ended March 31, 2026 and 2025 are disaggregated as follows:

	Three Months Ended March 31,
	2026	2025
Solar system installations, net	$13,045,024	$8,374,912
Roofing installations	139,920	408,783
Energy storage solutions	–	–
Total net revenues	$13,184,944	$8,783,695

For the three months ended March 31, 2026 and 2025, the Company had two and four customers, respectively, that accounted for more than 10% of revenue. Aggregate revenue from these customers was $7,973,865 and $7,276,203 for the three months ended March 31, 2026 and 2025, respectively.

Segment Reporting

The Company operates in two operating and reportable segments: (1) Sunergy, which includes the design, procurement, installation, and servicing of residential solar photovoltaic systems and related roofing services; and (2) Heliogen, which includes concentrated solar power and long-duration energy generation and storage technology solutions for commercial and industrial applications.

The Chief Operating Decision Maker (“CODM”) evaluates segment performance and allocates resources based on the operating results of each reportable segment, including revenues, cost of revenues, operating expenses, and net loss.

Prior to the acquisition of Heliogen on August 8, 2025, the Company operated as a single operating and reportable segment consisting of its solar installation and related services operations.

Corporate public company costs and other activities that are not allocated to Heliogen are included within the Sunergy segment.

Segment information for the three months ended March 31, 2026 and 2025 is as follows:

	Three Months Ended March 31, 2026
	Sunergy	Heliogen	Total
Net revenues	$13,184,944	$–	$13,184,944
Operating expenses
Cost of revenues (1)	7,580,046	–	7,580,046
Depreciation and amortization	1,081,528	–	1,081,528
Sales and marketing (2)	3,009,169	2,601	3,011,770
General and administrative	5,336,035	940,689	6,276,724
Total operating expenses	17,006,778	943,290	17,950,068

Loss from operations	(3,821,834)	(943,290)	(4,765,124)

Other income (expense)
Other income	59,580	8,857	68,437
Interest expense	(10,853)	–	(10,853)
Loss on change in fair value of warrant liabilities	(75,900)	–	(75,900)
Total other income (expense)	(27,173)	8,857	(18,316)

Net loss before income taxes	(3,849,007)	(934,433)	(4,783,440)
Income tax provision	92,129	–	92,129
Net loss	$(3,756,878)	$(934,433)	$(4,691,311)

	Three Months Ended March 31, 2026
	Sunergy	Heliogen	Total
(1) Cost of revenues
Direct labor	$2,069,421	$–	$2,069,421
Materials	4,860,545	–	4,860,545
Other	650,080	–	650,080
Total cost of revenues	$7,580,046	$–	$7,580,046

(2) Sales and marketing
Commissions expense	$2,278,640	$2,601	$2,281,241
Other sales and marketing	730,529	–	730,529
Total sales and marketing	$3,009,169	$2,601	$3,011,770

	Three Months Ended March 31, 2025
	Sunergy	Heliogen	Total
Net revenues	$8,783,695	$–	$8,783,695
Operating expenses
Cost of revenues (1)	4,789,679	–	4,789,679
Depreciation and amortization	4,900,729	–	4,900,729
Sales and marketing (2)	3,112,799	–	3,112,799
General and administrative	9,491,886	–	9,491,886
Total operating expenses	22,295,093	–	22,295,093

Loss from operations	(13,511,398)	–	(13,511,398)

Other income (expense)
Other income	82,363	–	82,363
Interest expense	(30,277)	–	(30,277)
Loss on change in fair value of warrant liabilities	663,449	–	663,449
Total other income (expense)	715,535	–	715,535

Net loss before income taxes	(12,795,863)	–	(12,795,863)
Income tax provision	(523,500)	–	(523,500)
Net loss	$(13,319,363)	$–	$(13,319,363)

	Three Months Ended March 31, 2025
	Sunergy	Heliogen	Total
(1) Cost of revenues
Direct labor	$1,719,462	$–	$1,719,462
Materials	2,224,562	–	2,224,562
Other	845,655	–	845,655
Total cost of revenues	$4,789,679	$–	$4,789,679

(2) Sales and marketing
Commissions expense	$1,864,112	$–	$1,864,112
Other sales and marketing	1,248,687	–	1,248,687
Total sales and marketing	$3,112,799	$–	$3,112,799

NOTE 4—PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets as of March 31, 2026 and December 31, 2025 consisted of the following:

	March 31, 2026	December 31, 2025
Prepaid expenses	$566,182	$539,844
Deferred installation and material costs	1,459,347	1,770,057
Receivable related to Lumio asset purchase	1,004,489	1,004,489
Tax receivables	369,025	307,542
Employee receivables and advances on sales commissions	126,778	105,928
Other current assets	456,719	464,730
Total prepaid expenses and other current assets	$3,982,540	$4,192,590

NOTE 5—PROPERTY AND EQUIPMENT

Property and equipment as of March 31, 2026 and December 31, 2025 consisted of the following:

	March 31,	December 31,
	2026	2025
Internally-developed software	$1,125,043	$2,211,626
Office furniture and equipment	384,368	384,368
Vehicles	2,482,078	2,477,033
Leasehold improvements	10,000	10,000
Total property and equipment	4,001,489	5,083,027
Less: accumulated depreciation	(2,013,067)	(2,252,537)
Total property and equipment, net	$1,988,422	$2,830,490

Depreciation expense for the three months ended March 31, 2026 and 2025 was $1,047,410 and $219,259, respectively.

During the three months ended March 31, 2026, the Company committed to a plan to abandon certain internally-developed software that had been placed into service. In accordance with ASC 350-40, the Company reassessed the remaining useful life of the software and accelerated the amortization to reflect the shortened period of expected use. As a result, the Company recognized additional depreciation expense of $833,014 during the three months ended March 31, 2026, which reduced the net carrying value of the internally-developed software to zero. The gross cost of $1,286,879 and related accumulated depreciation were removed from the condensed consolidated balance sheet upon retirement of the asset.

NOTE 6—ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities as of March 31, 2026 and December 31, 2025 consisted of the following:

	March 31, 2026	December 31, 2025
Accrued payroll liabilities	$635,513	$506,829
Accrued commissions	144,492	998,964
Accrued taxes	383,779	414,490
Accrued credit cards	288,331	250,055
Other accrued liabilities	395,361	250,899
Total accrued expenses and other current liabilities	$1,847,476	$2,421,237

Accrued expenses and other current liabilities – related parties as of March 31, 2026 and December 31, 2025 consisted of the following:

	March 31, 2026	December 31, 2025
Customer advances	$3,849,754	$49,269
Total accrued expenses and other current liabilities – related parties	$3,849,754	$49,269

NOTE 7—LEASES

Operating Leases

Operating leases as of March 31, 2026 and December 31, 2025 consisted of the following:

	March 31, 2026	December 31, 2025
Operating lease right-of-use assets	$732,192	$897,476

Operating lease liabilities, current portion	611,704	684,819
Operating lease liabilities, long-term	196,281	304,295
Total operating lease liabilities	$807,985	$989,114

Weighted-average remaining lease term (years)	1.40	1.58
Weighted-average discount rate	4.96%	4.97%

The components of operating lease expense consist of the following for the three months ended March 31, 2026 and 2025:

	March 31, 2026	March 31, 2025
Fixed operating lease expense	$176,917	$196,574
Short-term and variable operating lease expense	284,856	11,989
Total net operating lease expense	$461,773	$208,563

For the three months ended March 31, 2026 and 2025, cash paid for amounts included in the measurement of operating lease liabilities totaled $192,763 and $180,784, respectively.

As of March 31, 2026, future minimum lease payments under operating lease liabilities were as follows:

Year Ending December 31,	Amount
2026 (remaining)	$525,100
2027	244,051
2028	69,147
Total	838,298
Less: imputed interest	(30,313)
Total operating lease liabilities	$807,985

Finance Leases

Finance leases ROU assets and liabilities as of March 31, 2026 and December 31, 2025 consisted of the following:

	March 31, 2026	December 31, 2025
Finance lease right-of-use assets	$276,421	$310,539

Finance lease liabilities, current portion	145,767	142,095
Finance lease liabilities, long-term	171,017	208,865
Total finance lease liabilities	$316,784	$350,960

Weighted-average remaining lease term (years)	2.03	2.28
Weighted-average discount rate	9.76%	9.76%

Finance lease costs included in depreciation and amortization in the condensed consolidated statements of operations were $34,118 and $34,119 for the three months ended March 31, 2026 and 2025, respectively. Interest expense related to finance leases was $8,717 and $11,174 for the three months ended March 31, 2026 and 2025, respectively. For the three months ended March 31, 2026 and 2025, cash paid for amounts included in the measurement of finance lease liabilities and interest expense totaled $42,893 and $42,870, respectively.

As of March 31, 2026, future minimum lease payments under finance leases were as follows:

Year Ending December 31,	Amount
2026 (remaining)	$128,677
2027	171,570
2028	52,603
Total	352,850
Less: imputed interest	(36,066)
Total finance lease liabilities	$316,784

NOTE 8—RELATED PARTY TRANSACTIONS

Solar Leasing Arrangements

Certain customers of the Company finance their solar energy system purchases through Solar Leasing I, LLC (“SLI”). These arrangements are substantially similar to those with unrelated third-party financing providers.

For the three months ended March 31, 2026 and 2025, the Company recognized related party revenue of $1,029,423 and $2,567,304, respectively. As of March 31, 2026 and December 31, 2025, the Company had accounts receivable of $765,757 and $611,807, respectively, due from SLI related to these arrangements.

In August 2024, the Company entered into a guarantee of SLI’s obligations under a Business Loan Agreement between SLI and a bank for borrowings up to $10 million. The loan is also personally guaranteed by the Company’s CEO, who serves as the manager of SLI through White Horse Energy, LLC (“White Horse”). As of March 31, 2026 and December 31, 2025, the outstanding balance under the loan was $9,937,246 and $9,976,752, respectively.

Note Receivable

During 2025, SLI performed a fair-market-value assessment of certain lease assets. As a result of this assessment, SLI paid a discretionary rebate of $3,150,000 to the Company based on the excess of fair value over the carrying value of the assets. The Company subsequently transferred the rebate proceeds as a subordinated loan, recorded as a note receivable from White Horse.

On January 30, 2026, the Company increased the subordinated loan in the form of a note receivable with White Horse Energy, LLC from $3.0 million to $6.15 million under the same terms as the original note.

For the three months ended March 31, 2026 and 2025, the Company recognized interest income of $39,584 and $37,656, respectively, related to the note receivable, which is included in other income in the condensed consolidated statements of operations. As of March 31, 2026, the outstanding principal balance of the loan was $6,150,000 with accrued interest of $193,069. As of December 31, 2025, the outstanding principal balance of the loan was $3,000,000 with accrued interest of $153,485. The outstanding principal and accrued interest balances are included in note receivable – related parties in the condensed consolidated balance sheets.

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

As of March 31, 2026, the Company had not recorded a liability related to the TRA because realization of the related tax benefits was not considered more likely than not. The estimated unrecorded TRA liability was approximately $4.6 million as of March 31, 2026 and $5.7 million as of December 31, 2025. If realization of the related tax benefits becomes more likely than not in future periods, the Company will record a liability related to the TRA with a corresponding charge to expense in the condensed consolidated statements of operations.

NOTE 9—COMMITMENTS AND CONTINGENCIES

Litigation

From time to time, the Company may be involved in various claims, lawsuits, and legal proceedings arising in the ordinary course of business. The Company records a liability for loss contingencies when it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated in accordance with ASC 450.

On July 3, 2025, the Company filed a civil complaint in the California Superior Court, Riverside County, in an action captioned Zeo Energy Corp. v. SolWerks, Inc. and SolKraft, Inc., Case No. CVME2507379. The complaint asserts a claim for breach of contract and nonpayment of no less than $955,914 for residential solar installation services performed between 2020 and 2024. The Company is the successor-in-interest to Lift Energy Construction, Inc. and Lumio HX, Inc., having acquired all rights under the parties’ Master Installation Agreement and related accounts receivable pursuant to a November 1, 2024 bankruptcy sales order. The parties are currently engaged in discovery and the defendants have asserted no counterclaims at this time. The Company anticipates recovery from SolKraft; however, it is too early to assess the likely outcome or range of potential recovery as of March 31, 2026.

As of March 31, 2026 and December 31, 2025, the Company was not aware of any pending or threatened legal proceedings against the Company that it believes would have a material adverse effect on the Company’s consolidated financial position, results of operations, or cash flows. Legal costs associated with loss contingencies are expensed as incurred

NOTE 10—REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY

The table below reflects share information about the Company’s capital stock as of March 31, 2026:

	Par Value	Authorized	Issued	Treasury Stock	Outstanding
Class A common stock	$0.0001	300,000,000	35,139,912	–	35,139,912
Class V common stock	$0.0001	100,000,000	22,880,000	–	22,880,000
Preferred stock	$0.0001	10,000,000	–	–	–
Class A convertible preferred units	$0.0001	1,500,000	1,500,000	–	1,500,000
Class A units	$0.0001	5,026,964	5,026,964	–	5,026,964
Class B units	$0.0001	33,730,000	21,380,000	–	21,380,000
Total shares		450,256,964	85,926,876	–	85,926,876

Class A common stock, Class V common stock, and preferred stock represent capital stock of Zeo. Class A convertible preferred units, Class A units, and Class B units represent limited liability company interests of OpCo. Class A convertible preferred units are held by the Sponsor and are classified as redeemable noncontrolling interests on the condensed consolidated balance sheet. Class B units are exchangeable for shares of Class A common stock on a one-for-one basis, together with cancellation of an equal number of shares of Class V common stock, and are classified as redeemable noncontrolling interests on the condensed consolidated balance sheet. Class A units are held by Zeo as managing member of OpCo and are eliminated in consolidation.

Class A Common Stock

During the three months ended March 31, 2026, 1,500,000 shares of Class A common stock were issued in exchange for OpCo Class B units and the cancellation of corresponding shares of Class V common stock.

During the three months ended March 31, 2026, 31,793 shares of Class A common stock were issued to an employee for services valued at $31,315.

On January 27, 2026, the Company entered into the White Lion ELOC with White Lion Capital LLC (“White Lion”), pursuant to which the Company has the right, but not the obligation, to sell to White Lion up to $30.0 million in aggregate gross purchase price of newly issued shares of Class A common stock, subject to certain limitations and conditions, over a period ending on the earlier of January 27, 2029 or the purchase of the full commitment amount. The Company’s ability to issue shares under the White Lion ELOC is subject to certain limitations, including Nasdaq stockholder approval requirements and beneficial ownership limitations under the agreement. As a result, the actual amount available under the facility may be significantly less than the stated $30.0 million commitment amount depending on the Company’s stock price and shares available for issuance. Specifically, the White Lion ELOC is limited to selling shares equal to 4.99% of the outstanding shares at the time of sale and resets once White Lion Capital LLC liquidates their holdings in the open market. In consideration for the commitment, the Company agreed to issue 66,225 shares of Class A common stock to White Lion with a fair value of $100,000. Concurrently, the Company entered into a Registration Rights Agreement with White Lion. During the three months ended March 31, 2026, the Company sold 241,000 shares of Class A common stock under the White Lion ELOC for gross proceeds of $272,020. Offering costs of $258,565, including registration and legal costs associated with the facility, were offset against the proceeds, resulting in net proceeds of $13,455.

On March 13, 2026, 46,175 shares of Class A common stock, net of tax withholding, were issued upon vesting of restricted stock awards granted in March 2024. See Note 11—Stock-Based Compensation for additional information.

On February 5, 2026, 73,876 shares of Class A common stock, net of tax withholding, were issued upon vesting of restricted stock awards granted in February 2025. See Note 11—Stock-Based Compensation for additional information.

Redeemable Noncontrolling Interests

During the three months ended March 31, 2026, 1,500,000 OpCo units were exchanged for shares of the Company’s Class A common stock. As a result, as of March 31, 2026, 21,380,000 OpCo units remained outstanding. The prior investors’ interests in OpCo represent redeemable noncontrolling interests. Holders of OpCo units may exchange their units, together with the cancellation of a corresponding number of shares of Class V common stock, for shares of the Company’s Class A common stock on a one-for-one basis, or cash proceeds of equal value at the time of redemption. Any redemption of OpCo units for cash must be funded through a private or public offering of Class A common stock and is subject to approval by the Company’s Board of Directors. Future exchanges of OpCo units may generate incremental tax attributes and related cash tax savings for the Company. Pursuant to the TRA, the Company is generally required to pay the TRA holders 85% of the net cash tax savings realized as a result of increases in tax basis and certain other tax attributes arising from such exchanges. See Note 8—Related Party Transactions for additional information regarding the TRA.

As of March 31, 2026 and December 31, 2025, the noncontrolling interest holders owned approximately 37.8% and 40.8%, respectively, of the outstanding OpCo common units.

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

The Class A convertible preferred units accrue distributions at a rate of 10% per annum. During the three months ended March 31, 2026, the Company recognized $432,398 of preferred unit distributions and paid cash distributions of $160,153 to holders of the Class A preferred units. The financial results of OpCo are consolidated with those of the Company, with the redeemable noncontrolling interests’ share of net loss presented separately in the condensed consolidated financial statements.

NOTE 11—STOCK-BASED COMPENSATION

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

The following table summarizes restricted stock unit activity under the Incentive Plan for the three months ended March 31, 2026:

	RSUs	Weighted- Average Grant Date Fair Value
Outstanding at December 31, 2025	975,002	$2.97
Granted	–	–
Vested	(130,000)	(4.26)
Forfeited	(30,000)	(2.57)
Outstanding at March 31, 2026	815,002	$2.78

The following table summarizes equity compensation expense and remaining unrecognized compensation cost for grants outstanding under the Incentive Plan during the three months ended March 31, 2026 and 2025:

	Stock-Based Compensation Expense
	Three Months Ended March 31,		Unrecognized	Weighted- Average Remaining
Grant Date	2026	2025	Expense	Life
March 13, 2024	$87,359	$718,674	$329,886	0.87
February 5, 2025	177,648	189,499	1,160,229	1.85
July 5, 2025	19,492	–	178,891	2.27
November 5, 2025	8,974	–	94,633	2.60
Total	$293,473	$908,173	$1,763,639	1.06

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

On March 31, 2026, Sun Managers granted an aggregate of 527,953 restricted shares of Zeo Class A common stock under the Management Incentive Plan to five employees. The restricted shares vested immediately upon grant. During the three months ended March 31, 2026, the Company recognized $303,045 in equity compensation expense related to these awards.

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

On March 31, 2026, Sun Managers granted an aggregate of 355,264 restricted shares of Zeo Class A common stock under the Management Incentive Plan to six sales managers. The restricted shares vest in two equal installments as follows.

●	One-half (1/2) immediately on the grant date; and

●	One-half (1/2) 12 months following the grant date.

The following table summarizes equity compensation expense and remaining unrecognized compensation cost for grants outstanding under the Seasonal Manager Compensation Plan during the three months ended March 31, 2026 and 2025:

	Stock-Based Compensation Expense
	Three Months Ended March 31,		Unrecognized	Weighted- Average Remaining
Grant Date	2026	2025	Expense	Life
March 31, 2025	$(35,426)	$436,323	$–	–
March 31, 2026	101,961	–	101,961	1.00
Total	$66,535	$436,323	$101,961	1.00

The negative compensation expense for the three months ended March 31, 2026 reflects the forfeiture and recapture of previously recognized compensation cost resulting from the termination of three sales managers prior to vesting.

NOTE 12—FAIR VALUE MEASUREMENTS

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

Recurring Fair Value Measurements

The Company measures certain financial instruments at fair value on a recurring basis. As of March 31, 2026, the Company’s financial instruments measured at fair value on a recurring basis consist of warrant liabilities.

The fair value of financial instruments measured at fair value on a recurring basis as of March 31, 2026 consisted of the following:

	Fair Value Measurements as of March 31, 2026
Description	Level 1	Level 2	Level 3	Total
Warrant liabilities	$567,180	$–	$–	$567,180

The following table presents changes in the Company’s warrant liabilities measured at fair value on a recurring basis:

Amount
Warrant Liabilities
Balance as of December 31, 2025	$491,280
Loss on change in fair value of warrant liabilities	75,900
Extinguishment of warrant liabilities upon settlement	–
Balance as of March 31, 2026	$567,180

NOTE 13—INCOME TAXES

The Company accounts for income taxes in accordance with ASC 740, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the condensed consolidated financial statements. Deferred tax assets and liabilities are determined based on differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities and are measured using enacted tax rates expected to apply in the years in which those temporary differences are expected to reverse.

The Company’s effective tax rate was a 2.3% benefit and (3.9)% provision for the three months ended March 31, 2026 and 2025, respectively. The effective tax rate differs from the U.S. federal statutory tax rate primarily due to the noncontrolling interest ownership in OpCo, which is treated as a partnership for U.S. federal income tax purposes, as well as changes in the valuation allowance on deferred tax assets.

The Company evaluated the realizability of its deferred tax assets based on all available positive and negative evidence. Based on this evaluation, the Company determined that it is not more likely than not that certain deferred tax assets will be realized and therefore recorded a valuation allowance against those deferred tax assets as of March 31, 2026 and December 31, 2025.

Due to the Company’s Up-C organizational structure, a portion of the Company’s earnings is attributable to noncontrolling interests in OpCo, which is treated as a partnership for U.S. federal income tax purposes. Accordingly, income attributable to these noncontrolling interests is generally not subject to corporate-level income taxes, which reduces the Company’s overall effective tax rate.

The components of the deferred income tax assets and liabilities were as follows:

	March 31, 2026	December 31, 2025
Deferred tax assets:
Net operating losses and tax credit carry-forward	$1,364,033	$986,740
Accrued stock compensation	406,435	386,841
Section 743(b)	3,815,762	4,196,394
Other	3,363	3,363
Investment in Sunergy	4,972,025	5,824,820
Total deferred tax assets	10,561,618	11,398,158
Valuation allowance	(10,561,618)	(11,398,158)
Net deferred tax assets	$–	$–

NOTE 14—NET LOSS PER SHARE

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

For the three months ended March 31, 2026 and 2025, the Company reported a net loss. Accordingly, all potentially dilutive securities were excluded from the calculation of diluted net loss per share because their effect would be anti-dilutive, and diluted net loss per share equals basic net loss per share. As of March 31, 2026 and 2025, 37,495,002 and 43,221,852 potential common share equivalents, respectively, consisting of convertible OpCo Class A Preferred Units, exchangeable OpCo Class B units, convertible notes, warrants, and restricted stock awards, were excluded from the calculation of diluted net loss per share because their effect would be anti-dilutive.

The following table presents the computation of the basic and diluted loss per share of Class A common stock for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025
Numerator
Net loss attributable to Class A common stockholders	$(3,512,674)	$(6,361,265)
Denominator
Weighted-average Class A common shares outstanding – basic and diluted	33,377,040	13,252,964
Loss per Class A common share – basic and diluted	$(0.11)	$(0.48)

NOTE 15—SUBSEQUENT EVENTS

On April 23, 2026, the Company received a letter from the Listing Qualifications Staff of The Nasdaq Stock Market LLC (“Nasdaq”) indicating that, based upon the closing bid price of the Company’s Class A common stock for the last 30 consecutive business days, the Company no longer meets Nasdaq Listing Rule 5550(a)(2), which requires listed companies to maintain a minimum bid price of at least $1 per share. Nasdaq Listing Rule 5810(c)(3)(A) provides a compliance period of 180 calendar days, or until October 20, 2026, in which to regain compliance with the minimum bid price requirement. If the Company evidences a closing bid price of at least $1 per share for a minimum of 10 consecutive business days during the 180-day compliance period, the Company will automatically regain compliance. In the event the Company does not regain compliance with the $1 bid price requirement by October 14, 2026, the Company may be eligible for consideration of a second 180-day compliance period if it meets the continued listing requirement for market value of publicly held shares and all other initial listing standards for Nasdaq’s Capital Market, other than the minimum bid price requirement. In addition, the Company would also be required to notify Nasdaq of its intent to cure the minimum bid price deficiency.

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

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “aim,” “goal” and “continue,” or the derivatives of such terms or other similar expressions about the future. Such statements include, but are not limited to, our expectations regarding revenue generation, our ability to obtain financing when needed, or ability to source and financing our growth and expansion, including via acquisitions, and all other statements other than statements of historical fact included in this Form 10-Q. Factors that might cause or contribute to such a discrepancy include, but are not limited to, the risk factors detailed in our SEC filings. Except as expressly required by applicable securities law, we disclaim any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

Our company and personnel are passionate about delivering cost savings and increased independence and reliability to energy consumers. Our mission is to expedite the country’s transition to renewable energy by offering our customers an affordable and sustainable means of achieving energy independence. We are a vertically integrated company offering energy solutions and services that include sale, design, procurement, installation, and maintenance of residential solar energy systems. Many of our solar energy system customers also purchase other energy efficient-related equipment or services or roofing services from us. The majority of our customers are located in Florida, Texas, Ohio, Illinois, and Virginia. We have an expanding base of customers in California, Colorado, Minnesota, Utah, and Pennsylvania. Sunergy was created on October 1, 2021 through the Contribution of Sun First Energy, LLC, a rapidly growing solar sales management company, and Sunergy Solar, LLC, a large solar installation company based in Florida, to Sunergy Renewables, LLC.

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

We have focused to date on a simple, capital light business strategy utilizing, as of March 31, 2026, approximately 260 sales agents and approximately 10 independent sales dealers to produce our sales pipeline. We engineer and design projects and process building permit applications on behalf of our customers to timely install their systems and assist their connections to the local utility power grid. Most of the equipment we install is drop-shipped to the installation site by our regional distributors, requiring minimal inventory to be held by the Company during any given period. We depend on our distributors to timely handle logistics and related requirements in moving equipment to the installation sites. In addition to our main offering of residential solar energy systems, we sell and install products such as roofing, insulation, energy efficient appliances and battery storage systems for the residential market.

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

Recent Developments

White Lion Financing Transaction

On January 27, 2026, we entered into the White Lion Purchase Agreement with White Lion. We also entered into a Registration Rights Agreement (“RRA”) with White Lion on January 27, 2026. Pursuant to the White Lion Purchase Agreement, the Company has the right, but not the obligation, to require White Lion to purchase, from time to time, up to $30.0 million in aggregate gross purchase price of newly issued shares of our Class A Common Stock, subject to certain limitations and conditions set forth in the White Lion Purchase Agreement. Subject to the satisfaction of certain customary conditions, the Company’s right to sell shares to White Lion commenced on the date of the execution of White Lion Purchase Agreement and extends until White Lion Commitment Period.

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

Nasdaq Listing Rule Notice

On April 23, 2026, the Company received a letter from the Listing Qualifications Staff of The Nasdaq Stock Market LLC (“Nasdaq”) indicating that, based upon the closing bid price of the Company’s Class A common stock for the last 30 consecutive business days, the Company no longer meets Nasdaq Listing Rule 5550(a)(2), which requires listed companies to maintain a minimum bid price of at least $1 per share. Nasdaq Listing Rule 5810(c)(3)(A) provides a compliance period of 180 calendar days, or until October 20, 2026, in which to regain compliance with the minimum bid price requirement. If the Company evidences a closing bid price of at least $1 per share for a minimum of 10 consecutive business days during the 180-day compliance period, the Company will automatically regain compliance. In the event the Company does not regain compliance with the $1 bid price requirement by October 14, 2026, the Company may be eligible for consideration of a second 180-day compliance period if it meets the continued listing requirement for market value of publicly held shares and all other initial listing standards for Nasdaq’s Capital Market, other than the minimum bid price requirement. In addition, the Company would also be required to notify Nasdaq of its intent to cure the minimum bid price deficiency.

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

The following table sets forth these metrics for the periods presented:

	Three Months Ended March 31,
	2026	2025
Net revenues	$13,184,944	$8,783,695
Contribution profit	2,242,129	(2,770,825)
Contribution margin	17.0%	(31.5)%
Loss from operations	(4,765,124)	(13,511,398)
Net loss	(4,691,311)	(13,319,363)
Adjusted EBITDA	(2,850,505)	(5,507,671)
Adjusted EBITDA margin	(21.6)%	(62.7)%

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

Expansion of Residential Sales into New Markets. Our future revenue growth is, in part, dependent on our ability to expand our product offerings and services in the select residential markets where we operate primarily in Florida, Texas, Illinois, Virginia and Ohio. We primarily generate revenue from our product offerings and services in the residential housing market. To continue our growth, we intend to expand our presence in the residential market into additional states based on markets underserved by national sales and installation providers that also have favorable incentives and net metering policies. We believe that our entry into new markets will continue to facilitate revenue growth and customer diversification.

Expansion of New Products and Services. In 2026, we continued our roofing replacements to facilitate our solar installations and to repair rooftops on homes in Florida damaged by severe weather. We plan to expand our roofing business in all markets we enter in the future. Roofing facilitates a faster processing time for our solar installations in cases where the customer is in need of a roof replacement prior to installing a solar system. In addition, to provide more financing options for our prospective residential solar energy customers, we have programs in place that allow our customers to choose a leasing option to finance their systems from a third party.

Following the acquisition of Heliogen in August 2025, the Company has been working to integrate Heliogen’s concentrated solar power and energy storage technology into its clean-energy platform to complement its existing solar operations, create operational synergies, and broaden market reach. The Company continues to pursue engineering services agreements to support long-duration energy storage projects.

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

The volume of sales and installations of rooftop solar systems, our primary product, increase from April to September when a majority of our sales teams are most active in our areas of service. In addition to sales of solar systems, “adders” or accessories to a sale may include roofing, energy efficient appliances, upgraded insulation and/or energy storage systems. All adders consisted of less than 10% of the total revenues, net for the three months ended March 31, 2026 and 2025.

Our revenue is affected by changes in the volume, system size and average selling prices of our solutions and related accessories, supply and demand, sales incentives and fluctuating interest rates that increase or decrease the monthly payments for customers purchasing systems through third party financing. Less than 5% of our sales were paid in cash by the customer in each of the three months ended March 31, 2026 and 2025. Our revenue growth is dependent on our ability to compete effectively in the marketplace by remaining cost competitive, developing and introducing new sales teams within existing and new territories, scaling our installation teams to keep up with demand and maintaining a strong internal operations team to process orders while working with building departments and utilities to permit and interconnect our customers to the utility grid.

Revenues improved during the three months ended March 31, 2026 compared to the three months ended March 31, 2025, driven by increased solar system installation activity. While higher consumer financing rates continue to present headwinds for the residential solar industry broadly, the Company has managed these pressures through expanded sales efforts and continued growth in its installation volume.

Cost of Revenues

Cost of revenues consists primarily of product costs (including solar panels, inverters, metal racking, connectors, shingles, wiring, warranty costs and logistics costs), installation labor and permitting costs.

Cost of revenues increased during three months ended March 31, 2026 in association with the increase in revenues.

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

Other Income (Expense)

Other income (expense) primarily consists of change in fair value of warrant liabilities and interest expense and fees under our equipment and vehicle term loans. It also includes interest income on our cash and note receivable balances.

Results of Operations

Three Months Ended March 31, 2026 Compared to Three Months Ended March 31, 2025

The following table sets forth a summary of our condensed consolidated statements of operations for the periods presented:

	Three Months Ended March 31,		Change
	2026	2025	$	%
Net revenues	$13,184,944	$8,783,695	$4,401,249	50.1%
Operating expenses
Cost of revenues	7,580,046	4,789,679	2,790,367	58.3%
Depreciation and amortization	1,081,528	4,900,729	(3,819,201)	(77.9)%
Sales and marketing	3,011,770	3,112,799	(101,029)	(3.2)%
General and administrative	6,276,724	9,491,886	(3,215,162)	(33.9)%
Total operating expenses	17,950,068	22,295,093	(4,345,025)	(19.5)%
Loss from operations	(4,765,124)	(13,511,398)	8,746,274	64.7%
Other income (expense):
Other income	68,437	82,363	(13,926)	(16.9)%
Interest expense	(10,853)	(30,277)	19,424	64.2%
Gain (loss) on change in fair value of warrant liabilities	(75,900)	663,449	(739,349)	(111.4)%
Total other income (expense)	(18,316)	715,535	(733,851)	(102.6)%
Net loss before taxes	$(4,783,440)	$(12,795,863)	$8,012,423	62.6%

Net Revenues

Net revenues increased by approximately $4.4 million from $8.8 million for the three months ended March 31, 2025 to $13.2 million for the three months ended March 31, 2026. The increase in revenue was primarily driven by growth in solar system installations during the current period, partially offset by a decrease in related party revenue from Solar Leasing I, LLC (“SLI”). There were no revenues generated from the Heliogen segment during the three months ended March 31, 2026 and 2025.

Cost of Revenues

Cost of revenues increased by $2.8 million from $4.8 million for the three months ended March 31, 2025 to $7.6 million for the three months ended March 31, 2026, primarily driven by the increase in solar system installation activity during the current period. As a percentage of net revenues, cost of revenues increased slightly from 54.5% for the three months ended March 31, 2025 to 57.5% for the three months ended March 31, 2026, reflecting a compression in gross margin year-over-year.

Depreciation and Amortization

Depreciation and amortization decreased by $3.8 million, from $4.9 million for the three months ended March 31, 2025 to $1.1 million for the three months ended March 31, 2026. The decrease was primarily related to $4.6 million in amortization of the customer-related intangible asset acquired in connection with the Lumio asset acquisition, which was fully amortized during 2025. This was offset by the $0.8 million of accelerated depreciation associated with the abandonment of software during the three months ended March 31, 2026.

Sales and Marketing

Sales and marketing expenses decreased by $0.1 million from $3.1 million for the three months ended March 31, 2025 to $3.0 million for the three months ended March 31, 2026. The decrease was primarily driven by lower stock-based compensation expense, offset by higher sales commissions, consistent with the increase in installation revenues during the period.

General and Administrative Expenses

General and administrative expenses decreased by $3.2 million from $9.5 million for the three months ended March 31, 2025 to $6.3 million for the three months ended March 31, 2026. The decrease was primarily driven by significant reductions in bad debt expense and stock-based compensation expense compared to the prior period.

Other Income (Expense)

Other income (expense), net decreased by $0.7 million from other income, net of $0.7 million for the three months ended March 31, 2025 to other expense, net of $18,316 for the three months ended March 31, 2026. The decrease was primarily a result of a significant gain on change in fair value of warrant liabilities for the three months ended March 31, 2025 and a loss on change in fair value of warrant liabilities for the three months ended March 31, 2026.

Liquidity and Capital Resources

Our operations have historically been funded through a combination of revenue generation, proceeds from financing activities, and in 2025, net cash acquired in connection with the Heliogen acquisition. Our primary short-term requirements for liquidity and capital are to fund general working capital and capital expenses, including through our common stock purchase agreement with White Lion Capital LLC (the “White Lion ELOC”). Our principal long-term working capital uses include ensuring revenue growth, expanding our sales and marketing efforts and potential acquisitions.

As of March 31, 2026 and December 31, 2025, our cash and cash equivalents balance were $1.7 million and $6.1 million, respectively. The Company maintains its cash in checking, savings, and money market accounts.

Our future capital requirements depend on many factors, including our revenue growth rate, the timing and extent of our spending to support further sales and marketing, the degree to which we are successful in launching new business initiatives, the costs associated with these initiatives, the growth of our business generally and our access to third party financing.

We have operational plans to increase revenue and move towards the goal of profitable operations in 2026, which plans are expected to improve cash flows. Our operational plan includes an increase in the number of sales agents to increase revenue and improved efficiency in our operations through centralization of field offices and labor and productivity improvement in the corporate operations through the implementation of a new CRM software.

We are also working internally and with third parties to address short-term cash needs, including through the use of the White Lion ELOC, which provides us with the right to sell up to $30.0 million in shares of our Class A common stock, subject to market liquidity and contractual limitations. The White Lion ELOC is limited to selling shares equal to 4.99% of the outstanding shares at the time of sale and resets once White Lion Capital LLC (i.e., once White Lion Capital liquidates their holdings in the open market). We believe we also have other opportunities to raise capital, such as through revenue generating initiatives, private placements, public offerings or repricing of outstanding warrants. In addition, in June 2026, we will become eligible to utilize a universal shelf registration statement to raise funding for our company.

We currently believe that our existing cash and working capital balances, anticipated future cash flows from operations, borrowings under our debt agreements, and access to equity capital markets (including the White Lion ELOC) will be sufficient to meet our currently contemplated business needs for the next twelve months. In the event we pursue and complete significant transactions or acquisitions in the future, additional funds will be required to meet our strategic needs, which will require us to raise additional funds in the debt or equity markets.

While our plan and expectation is to raise additional capital in 2026, and while we are routinely active in discussions and planning for financing, there can be no assurance that we will be successful in such pursuits, and our fundraising efforts are subject to a variety of uncertainties. Moreover, even if we are able to raise additional capital, other than the While Lion ELOC, we do not know with precision what the terms of any such financing would be. Any future sale of our equity securities would dilute the ownership and control of your shares and could be at prices below prices at which investors acquired our shares or at which our shares currently trade. The sale of convertible debt securities or additional equity securities could result in additional dilution to our shareholders. Also, the incurrence of indebtedness would result in increased debt service obligations and could result in operating and financing covenants that would restrict our operations and liquidity and ability to pay dividends. Our inability to raise capital, coupled with our inability to generate adequate cash from operations, could require us to significantly modify our operational plans, and any failure to raise additional funds on favorable terms when needed could have a material adverse effect on our business, liquidity and financial condition.

Cash Flows

The following table summarizes our cash flows for the periods presented:

	For the Three Months Ended March 31,
	2026	2025	Change
Net cash used in operating activities	$(852,842)	$(2,263,438)	$1,410,596
Net cash used in investing activities	(3,355,342)	(372,578)	(2,982,764)
Net cash used in financing activities	(198,124)	(103,996)	(94,128)

Cash Flows from Operating Activities

Net cash used in operating activities was approximately $0.9 million during the three months ended March 31, 2026 compared to approximately $2.3 million during the three months ended March 31, 2025. The $1.4 million improvement in operating cash flows was driven primarily by favorable working capital changes, including a $1.3 million increase in accounts payable and a $3.8 million increase in accrued expenses and other current liabilities – related parties, and a $0.2 million decrease in prepaid expenses and other current assets. These improvements were partially offset by a $2.4 million increase in accounts receivable, a $0.7 million decrease in contract liabilities, and a $0.5 million decrease in accrued expenses and other current liabilities. Non-cash charges also decreased significantly year-over-year, with depreciation and amortization of $1.1 million, stock-based compensation of $0.7 million, and provision for credit losses of $0.2 million in the current period, compared to $4.9 million, $2.2 million, and $3.5 million, respectively, in the prior year period, reflecting the significant reduction in operating activity from the prior year period. In addition to the previously mentioned changes in operating cash flows, the Heliogen segment that was acquired in the quarter ended September 30, 2025, incurred a net loss of $0.9 million for the three months ended March 31, 2026 that is included in net loss compared to no impact on net loss for the three months ended March 31, 2025.

Cash Flows from Investing Activities

Net cash used in investing activities was approximately $3.4 million for the three months ended March 31, 2026 relating to the note receivable – related-party investment and purchases of property and equipment. Net cash used in investing activities was approximately $0.4 million for the three months ended March 31, 2025, relating to purchases of property and equipment.

Cash Flows from Financing Activities

Net cash used in financing activities was approximately $0.2 million for the three months ended March 31, 2026 relating to the payment of dividends to OpCo Class A preferred unit holders, repayments of debt and finance leases, and tax withholding paid related to stock-based compensation, offset by net proceeds received in connection with the White Lion RRA. Net cash used in financing activities was approximately $0.1 million for the three months ended March 31, 2025, relating to repayments of debt and finance leases.

Current Indebtedness

As of March 31, 2026, the Company’s outstanding indebtedness consisted of approximately $73,471 of vehicle loans. The Company has historically funded its operations and growth through a combination of cash on hand, proceeds from financing activities, and in 2025, net cash acquired in connection with the Heliogen acquisition.

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

The following table provides a reconciliation of contribution profit for the periods presented:

	Three Months Ended March 31,
	2026	2025
Net revenues	$13,184,944	$8,783,695
Cost of revenues	7,580,046	4,789,679
Total gross profit	$5,604,898	$3,994,016

Adjustments:
Depreciation and amortization	1,081,528	4,900,729
Commissions expense	2,281,241	1,864,112
Total contribution profit	$2,242,129	$(2,770,825)

Gross margin	42.5%	45.5%
Contribution margin	17.0%	(31.5)%

Adjusted EBITDA

We define Adjusted EBITDA, a non-GAAP financial measure, as net income (loss) before interest and other income (expense), net, income tax provision (benefit), depreciation and amortization, gain (loss) on change in fair value of warrant liabilities, stock-based compensation, and non-recurring transaction-related expenses. We utilize Adjusted EBITDA as an internal performance measure in the management of our operations because we believe the exclusion of these non-cash and non-recurring charges allow for a more relevant comparison of our results of operations to other companies in our industry. Adjusted EBITDA should not be viewed as a substitute for net income (loss) calculated in accordance with GAAP, and other companies may define Adjusted EBITDA differently. Adjusted EBITDA margin reflects our Adjusted EBITDA as a percentage of revenues. The following table provides a reconciliation of net income (loss) to Adjusted EBITDA for the periods presented:

	Three Months Ended March 31,
	2026	2025
Net loss	$(4,691,311)	$(13,319,363)
Adjustments:
Other income	(68,437)	(82,363)
Interest expense	10,853	30,277
(Gain) loss on change in fair value of warrant liabilities	75,900	(663,449)
Income tax provision (benefit)	(92,129)	523,500
Stock-based compensation	694,368	2,257,139
Non-recurring transaction-related expenses	138,723	845,859
Depreciation and amortization	1,081,528	4,900,729
Adjusted EBITDA	$(2,850,505)	$(5,507,671)

Net loss margin	(35.6)%	(151.6)%
Adjusted EBITDA margin	(21.6)%	(62.7)%

Critical Accounting Estimates

For a description of our critical accounting policies and estimates, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on April 1, 2026. There have been no material changes to our critical accounting policies and estimates since our Annual Report on Form 10-K for the year ended December 31, 2025.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As a smaller reporting company, we are not required to provide the information required by this Item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2026, as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”). As a result of this evaluation, our principal executive officer and principal financial officer have concluded that there were material weaknesses in the Company’s internal control over financial reporting related to ineffective controls over period end financial disclosure and reporting processes, including not timely performing certain reconciliations and the completeness and accuracy of those reconciliations, and lack of effectiveness of controls over accurate accounting and financial reporting and reviewing the underlying financial statement elements resulting in material adjustments that impacted revenue, expenses, assets, and liabilities in the financial statements, and recording incorrect journal entries that also did not have the sufficient review and approval. The control deficiencies resulted in and could result in a future misstatement in our accounts or disclosures that would result in a material misstatement to our financial statements that would not be prevented or detected. Accordingly, we determined that these control deficiencies constitute material weaknesses.

These material weaknesses in internal control over financial reporting have been disclosed in the company’s quarterly reports on Form 10-Q for 2026 and annual report on Form 10-K for the year ended December 31, 2025. We are still in the process of remediating, our disclosure controls and procedures continued not to be effective as of March 31, 2026. Notwithstanding the identified material weaknesses, management, including our principal executive officer and principal financial officer, believes the condensed consolidated financial statements included in this report fairly represent, in all material respects, our financial condition, results of operations and cash flows as of and for the periods presented in accordance with GAAP.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the period covered by this report that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting. Please refer to our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on April 1, 2026.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

The risks described under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025 could materially and adversely affect our business, financial condition, results of operations, cash flows, future prospects, and the trading price of our Class A common stock. The risks and uncertainties described therein are not the only ones we face. Additional risks and uncertainties that we are unaware of or that we currently deem immaterial may also become important factors that adversely affect our business.

You should carefully read and consider such risks, together with all of the other information in our Annual Report on Form 10-K for the year ended December 31, 2025, in this Quarterly Report on Form 10-Q (including the disclosures in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in our interim condensed consolidated financial statements and related notes), and in the other documents that we file with the SEC.

Item 2. Unregistered Sale of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

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

ZEO Energy Corp.

Date: May 15, 2026		/s/ Timothy Bridgewater
	Name:	Timothy Bridgewater
	Title:	Chief Executive Officer

Date: May 15, 2026		/s/ Cannon Holbrook
	Name:	Cannon Holbrook
	Title:	Chief Financial Officer