Form 10-Q
period 2026-06-30
Zeo Energy Corp.
filed 2026-08-14
CIK 1865506

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

As of August 12, 2026, 38,303,489 shares of Class A Common Stock, par value $0.0001, were issued and outstanding and 20,480,000 shares of Class V Common Stock, par value $0.0001, were issued and outstanding.

ZEO ENERGY CORP.

Quarterly Report on Form 10-Q

Period Ended June 30, 2026

i

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

ZEO ENERGY CORP.

UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Page
Financial Statements (Unaudited)	1
Condensed Consolidated Balance Sheets as of June 30, 2026 and December 31, 2025	2
Condensed Consolidated Statements of Operations and Comprehensive Loss for the Three and Six Months Ended June 30, 2026 and 2025	3
Condensed Consolidated Statements of Changes in Redeemable Non-Controlling Interests and Stockholders’ Equity for the Three and Six Months Ended June 30, 2026 and 2025	4
Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2026 and 2025	6
Notes to Condensed Consolidated Financial Statements	7

ZEO ENERGY CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2026	2025
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$2,451,981	$6,137,939
Accounts receivable, net of allowance of $2,010,535 and $4,777,550, respectively	10,015,739	8,158,909
Accounts receivable – related party	286,638	611,807
Inventories	820,547	852,179
Contract assets	2,000,117	2,598,623
Prepaid expenses and other current assets	4,042,046	4,192,590
Total Current Assets	19,617,068	22,552,047

Other assets	61,277	92,712
Property and equipment, net	1,975,341	2,830,490
Operating lease right-of-use assets	603,128	897,476
Finance lease right-of-use assets	242,302	310,539
Note receivable – related party	6,383,149	3,153,485
Goodwill	27,091,695	27,091,695
TOTAL ASSETS	$55,973,960	$56,928,444

LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$4,721,355	$3,769,078
Accrued expenses and other current liabilities	3,148,309	2,421,237
Customer advances – related party	3,779,066	49,269
Contract liabilities	244,033	1,301,393
Current portion of operating lease obligations	495,687	684,819
Current portion of finance lease obligations	149,534	142,095
Current portion of long-term debt	24,858	23,526
Total Current Liabilities	12,562,842	8,391,417

Operating lease obligations, net of current portion	166,944	304,295
Finance lease obligations, net of current portion	132,189	208,865
Long-term debt, net of current portion	42,815	55,586
Convertible note, net	529,082	–
Derivative liability	699,100	–
Warrant liabilities	532,680	491,280
TOTAL LIABILITIES	14,665,652	9,451,443

Redeemable Noncontrolling Interests
Class A convertible preferred units, 1,500,000 units issued and outstanding as of June 30, 2026 and December 31, 2025	17,925,295	17,207,469
Class B units, 21,380,000 and 22,880,000 units issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	14,119,352	24,939,200

Stockholders’ Equity
Class V common stock, $0.0001 par value, 100,000,000 authorized shares; 22,880,000 and 24,380,000 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	2,288	2,438
Class A common stock, $0.0001 par value, 300,000,000 authorized shares; 35,399,972 and 33,180,843 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	3,540	3,318
Additional paid-in capital	65,679,328	63,394,456
Accumulated other comprehensive income (loss)	15,898	(4,895)
Accumulated deficit	(56,437,393)	(58,064,985)
TOTAL STOCKHOLDERS’ EQUITY	9,263,661	5,330,332
TOTAL LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND STOCKHOLDERS’ EQUITY	$55,973,960	$56,928,444

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZEO ENERGY CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenues
Revenue, net	$15,547,544	$9,976,447	$27,703,065	$16,192,838
Related party revenue, net	621,919	8,125,483	1,651,342	10,692,787
Total Net Revenues	16,169,463	18,101,930	29,354,407	26,885,625

Operating Expenses
Cost of revenues	8,545,576	7,284,487	16,125,622	12,074,166
Depreciation and amortization	248,171	3,175,452	1,329,699	8,076,181
Sales and marketing	4,416,419	5,629,040	7,428,189	7,766,132
General and administrative	5,948,252	4,866,457	12,224,976	15,334,050
Total Operating Expenses	19,158,418	20,955,436	37,108,486	43,250,529

LOSS FROM OPERATIONS	(2,988,955)	(2,853,506)	(7,754,079)	(16,364,904)

Other Income (Expense)
Other income	101,200	53,328	169,637	135,691
Interest expense	(32,429)	29,989	(43,282)	(288)
Gain on change in fair value of derivative liability	232,500	–	232,500	–
Gain (loss) on change in fair value of warrant liabilities	34,500	(96,269)	(41,400)	567,180
Total Other Income (Expense)	335,771	(12,952)	317,455	702,583

NET LOSS BEFORE INCOME TAXES	(2,653,184)	(2,866,458)	(7,436,624)	(15,662,321)
Income tax benefit (provision)	(96,782)	186,994	(4,653)	(336,506)
NET LOSS	$(2,749,966)	$(2,679,464)	$(7,441,277)	$(15,998,827)

Less: Net loss attributable to redeemable non-controlling interests	(414,736)	(263,628)	(1,593,373)	(7,221,726)
NET LOSS ATTRIBUTABLE TO CLASS A COMMON STOCKHOLDERS	$(2,335,230)	$(2,415,836)	$(5,847,904)	$(8,777,101)

LOSS PER CLASS A COMMON SHARE
BASIC AND DILUTED	$(0.07)	$(0.11)	$(0.17)	$(0.44)

WEIGHTED-AVERAGE CLASS A COMMON SHARES OUTSTANDING
BASIC	35,194,815	22,096,464	34,296,809	19,983,013
DILUTED	35,837,664	22,096,464	34,618,233	19,983,013

COMPREHENSIVE INCOME
Foreign currency translation adjustments	7,647	–	20,793	–
NET COMPREHENSIVE LOSS	$(2,327,583)	$(2,415,836)	$(5,827,111)	$(8,777,101)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZEO ENERGY CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN REDEEMABLE
NONCONTROLLING INTERESTS AND STOCKHOLDERS’ EQUITY

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2026

(UNAUDITED)

	Redeemable Noncontrolling Interests									Accumulated
	Class A Convertible Preferred Units		Class B Units		Class V Common Stock		Class A Common Stock		Additional Paid-in	Other Comprehensive	Accumulated	Total Stockholders’
	Units	Amount	Units	Amount	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity
Balance, December 31, 2025	1,500,000	$17,207,469	22,880,000	$24,939,200	24,380,000	$2,438	33,180,843	$3,318	$63,394,456	$(4,895)	$(58,064,985)	$5,330,332
Stock-based compensation	–	–	–	–	–	–	–	–	663,053	–	–	663,053
Class A common stock issued upon vesting of restricted stock awards	–	–	–	–	–	–	120,051	12	(12)	–	–	–
Tax withholding paid related to stock-based compensation	–	–	–	–	–	–	–	–	(11,609)	–	–	(11,609)
Class A common stock issued to employees for services	–	–	–	–	–	–	31,793	3	31,312	–	–	31,315
Class A common stock issued in exchange for OpCo Class B units and corresponding Class V common stock	–	–	(1,500,000)	(873,000)	(1,500,000)	(150)	1,500,000	150	873,000	–	–	873,000
Class A common stock issued in connection with a committed equity facility, net of offering costs	–	–	–	–	–	–	241,000	24	13,431	–	–	13,455
Class A common stock issued for a commitment fee	–	–	–	–	–	–	66,225	7	99,993	–	–	100,000
Dividends paid to preferred unit holders	–	(160,153)	–	–	–	–	–	–	–	–	–	–
Foreign currency translation	–	–	–	–	–	–	–	–	–	13,146	–	13,146
Subsequent measurement of redeemable noncontrolling interests	–	–	–	(10,183,045)	–	–	–	–	–	–	10,183,045	10,183,045
Net income loss	–	432,398	–	(1,611,035)	–	–	–	–	–	–	(3,512,674)	(3,512,674)
Balance, March 31, 2026	1,500,000	$17,479,714	21,380,000	$12,272,120	22,880,000	$2,288	35,139,912	$3,514	$65,063,624	$8,251	$(51,394,614)	$13,683,063

Stock-based compensation	–	–	–	–	–	–	–	–	634,228	–	–	634,228
Class A common stock issued upon vesting of restricted stock awards	–	–	–	–	–	–	260,060	26	(26)	–	–	–
Tax withholding paid related to stock-based compensation	–	–	–	–	–	–	–	–	(18,498)	–	–	(18,498)
Foreign currency translation	–	–	–	–	–	–	–	–	–	7,647	–	7,647
Subsequent measurement of redeemable noncontrolling interests	–	–	–	2,707,549	–	–	–	–	–	–	(2,707,549)	(2,707,549)
Net loss	–	445,581	–	(860,317)	–	–	–	–	–	–	(2,335,230)	(2,335,230)
Balance, June 30, 2026	1,500,000	$17,925,295	21,380,000	$14,119,352	22,880,000	$2,288	35,399,972	$3,540	$65,679,328	$15,898	$(56,437,393)	$9,263,661

ZEO ENERGY CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN REDEEMABLE
NONCONTROLLING INTERESTS AND STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2025

(UNAUDITED)

	Redeemable Noncontrolling Interests									Accumulated
	Class A Convertible Preferred Units		Class B Units		Class V Common Stock		Class A Common Stock		Additional Paid-in	Other Comprehensive	Accumulated	Total Stockholders’
	Units	Amount	Units	Amount	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	(Deficit)
Balance, December 31, 2024	1,500,000	$16,130,871	33,730,000	$115,693,900	35,230,000	$3,523	13,252,964	$1,326	$14,523,963	$–	$(103,440,891)	$(88,912,079)
Stock-based compensation	–	–	–	–	–	–	–	–	2,137,247	–	–	2,137,247
Class A common stock issued to employees for services	–	–	–	–	–	–	43,500	4	63,505	–	–	63,509
Reverse recapitalization related deferred taxes and adjustments	–	–	–	–	–	–	–	–	(238,491)	–	–	(238,491)
Class A common stock issued in exchange for OpCo Class B units and corresponding Class V common stock	–	–	(8,500,000)	(18,785,000)	(8,500,000)	(850)	8,500,000	850	18,785,000	–	–	18,785,000
Subsequent measurement of redeemable noncontrolling interests	–	–	–	(51,448,264)	–	–	–	–	–	–	51,448,264	51,448,264
Net loss	–	405,237	–	(7,363,336)	–	–	–	–	–	–	(6,361,265)	(6,361,265)
Balance, March 31, 2025	1,500,000	$16,536,108	25,230,000	$38,097,300	26,730,000	$2,673	21,796,464	$2,180	$35,271,224	$–	$(58,353,892)	$(23,077,815)

Stock-based compensation	–	–	–	–	–	–	–	–	1,078,202	–	–	1,078,202
Class A common stock issued upon vesting of restricted stock awards	–	–	–	–	–	–	50,000	5	(5)	–	–	–
Class A common stock issued in exchange for OpCo Class B units and corresponding Class V common stock	–	–	–	(417,500)	(250,000)	(25)	250,000	25	417,500	–	–	417,500
Subsequent measurement of redeemable noncontrolling interests	–	–	–	35,448,793	–	–	–	–	–	–	(35,448,793)	(35,448,793)
Net loss	–	422,966	–	(686,593)	–	–	–	–	–	–	(2,415,836)	(2,415,836)
Balance, June 30, 2025	1,500,000	$16,959,074	25,230,000	$72,442,000	26,480,000	$2,648	22,096,464	$2,210	$36,766,921	$–	$(96,218,521)	$(59,446,742)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZEO ENERGY CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30,
	2026	2025

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(7,441,277)	$(15,998,827)
Adjustment to reconcile net loss to net cash used in operating activities
Depreciation and amortization	1,329,699	8,076,181
Amortization of debt discount	17,814	–
Interest added to note receivable – related party	(79,664)	(75,786)
Gain on change in fair value of derivative liability	(232,500)	–
(Gain) loss on change in fair value of warrant liabilities	41,400	(567,180)
Stock-based compensation	1,297,281	3,271,831
Class A common stock issued to employees for services	31,315	63,509
Provision for credit losses	471,044	3,270,881
Non-cash operating lease expense	336,073	318,763
Changes in operating assets and liabilities:
Accounts receivable	(2,327,874)	1,310,867
Accounts receivable – related party	325,169	133,512
Inventories	31,632	(45,265)
Contract assets	598,506	(9,177)
Contract assets – related party	–	(2,705,295)
Prepaids and other current assets	141,094	495,250
Other assets	31,435	(1,005,197)
Accounts payable	972,687	2,269,487
Accrued expenses and other current liabilities	837,649	(1,038,671)
Customer advances – related party	3,729,797	(2,000,674)
Contract liabilities	(1,057,360)	2,936
Contract liabilities – related party	–	(2,000)
Operating lease payments	(368,208)	(315,079)
Net cash used in operating activities	(1,314,288)	(4,549,934)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(406,315)	(807,025)
Investment in note receivable – related party	(3,150,000)	–
Net cash used in investing activities	(3,556,315)	(807,025)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from Class A common stock issued in connection with a committed equity facility	13,455	–
Net proceeds from convertible note	1,500,000	–
Debt issuance costs paid	(57,132)	–
Repayments of finance lease liabilities	(69,237)	(63,651)
Repayments of debt	(11,439)	(144,814)
Dividends paid to OpCo Class A preferred unit holders	(160,153)	–
Tax withholdings paid related to stock-based compensation	(30,107)	–
Net cash provided by (used in) financing activities	1,185,387	(208,465)

Effect of foreign exchange on cash	(742)	–

NET CHANGE IN CASH AND CASH EQUIVALENTS	(3,685,958)	(5,565,424)
Cash and cash equivalents, beginning of period	6,137,939	5,634,115
Cash and cash equivalents, end of the period	$2,451,981	$68,691

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$20,664	$49,672
Cash paid for income taxes	$–	$–

NON-CASH INVESTING AND FINANCING ACTIVITIES
Net loss attributable to redeemable noncontrolling interest	$2,471,352	$8,049,929
OpCo Class A preferred dividends	$877,979	$828,203
Subsequent measurement of redeemable noncontrolling interest	$7,475,496	$15,999,471
Class A common stock issued upon vesting of restricted stock awards	$38	$5
Class A common stock issued in exchange for Class V common stock	$150	$875
Fair value of Class A common stock issued in exchange for OpCo Class B units	$873,000	$19,202,500
Class A common stock issued for commitment fee	$100,000	$–
Reverse recapitalization related deferred taxes and adjustments	$–	$238,491
Fair value of derivative liability recognized upon issuance of convertible note	$931,600	$–
Original issue discount on convertible note	$170,000	$–
Right-of-use assets obtained in exchange for new operating lease liabilities	$41,725	$68,760

The accompanying notes are an integral part of these condensed consolidated financial statements.

Zeo Energy Corp.

Notes to the CONDENSED Consolidated Financial Statements

June 30, 2026

(UNAUDITED)

NOTE 1—BASIS OF PRESENTATION AND OTHER INFORMATION

Zeo Energy Corp. (together with its consolidated subsidiaries, the “Company” or “Zeo”) is a diversified clean energy company providing residential, commercial, industrial, and utility-scale solutions that seek to reduce costs and carbon emissions. As further described in Note 3, Zeo, based in Florida, operates Sunergy Renewables, LLC and its subsidiaries (collectively, “Sunergy”), a residential solar, distributed energy, and efficiency solutions business. It also operates Heliogen, Inc. and its subsidiaries (“Heliogen”), a long-duration energy generation and storage business focused on delivering renewable power for energy-intensive applications such as data centers and industrial facilities.

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all the information and footnotes required by U.S. GAAP for complete financial statements. The December 31, 2025 consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by U.S. GAAP. The interim unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the Securities and Exchange Commission on April 1, 2026. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial statements, consisting solely of normal recurring adjustments, have been made. Operating results for the six months ended June 30, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation of the condensed consolidated financial statements. These reclassifications had no impact on previously reported net loss, total assets, total liabilities, stockholders’ equity, or cash flows from operating activities.

Embedded Derivative Liabilities

The Company evaluates the embedded features of its financial instruments, including convertible notes payable, in accordance with ASC 480, “Distinguishing Liabilities from Equity,” and ASC 815, “Derivatives and Hedging.” Certain conversion options and redemption features are required to be bifurcated from their host instrument and accounted for separately as derivative financial instruments when certain criteria are met. The Company applies significant judgment to identify and evaluate complex terms and conditions for its financial instruments to determine whether such instruments are derivatives or contain features that qualify as embedded derivatives. Bifurcated embedded derivatives are recognized at fair value, with changes in fair value recognized in the condensed consolidated statements of operations each period.

Recently Adopted Accounting Pronouncements

In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2024-04, “Debt—Debt with Conversion and Other Options,” which clarifies the requirements for determining whether certain settlements of convertible debt instruments should be accounted for as an induced conversion. The new guidance is effective for annual reporting periods beginning after December 15, 2025 and can be applied either prospectively or retrospectively. Early adoption is permitted. The adoption of ASU 2024-04 did not have a material impact on the Company’s condensed consolidated financial statements.

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

In May 2025, the FASB issued ASU 2025-04, “Compensation—Stock Compensation (ASC Topic 718) and Revenue from Contracts with Customers (ASC Topic 606),” which clarifies the accounting for share-based payments granted to customers, including classification of performance conditions, treatment of forfeitures, and application of the variable consideration constraint. The guidance will first be effective in annual disclosures for the year ending December 31, 2027, and may be applied prospectively or retrospectively. Early adoption is permitted. The Company is currently evaluating the impact ASU 2025-04 will have on its condensed consolidated financial statements.

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

NOTE 2—LIQUIDITY AND GOING CONCERN ASSESSMENT

As of June 30, 2026, the Company had cash and cash equivalents of $2.5 million, positive working capital of $7.1 million, and total stockholders’ equity of $9.3 million. For the six months ended June 30, 2026, the Company incurred a net loss of $7.4 million and used $1.3 million of cash in operating activities. Management has assessed the going concern assumptions of the Company during the preparation of these condensed consolidated financial statements.

The Company has operational plans to increase revenue and move towards the goal of positive cash flow from operations in the foreseeable future. The operational plan includes increasing the number of sales agents to increase revenue and improving efficiency in the operations of the Company through centralization of field offices and labor and productivity improvement in the corporate operations through the implementation of a new CRM software.

The Company is also working internally and with third parties to address short-term cash needs through the use of the common stock purchase agreement (the “White Lion ELOC”) with White Lion Capital LLC (“White Lion”), which provides the Company the right to sell up to $30.0 million in shares of Class A common stock to White Lion, subject to market liquidity and contractual limitations. The White Lion ELOC is limited to selling shares equal to 4.99% of the outstanding shares at the time of sale and resets once White Lion liquidates its holdings in the open market (see Note 12—Redeemable Noncontrolling Interests and Equity for additional information). The amount the Company can raise under the White Lion ELOC in any period is practically limited by the trading volume and market price of the Company’s Class A common stock and the number of shares registered for resale; based on the shares currently registered and recent market prices, the Company estimates that approximately $6.5 million is currently accessible under the facility. In addition, under the Note Purchase Agreement with White Lion described in Note 8—Debt, up to $6.0 million of additional gross proceeds may be funded at one or more additional closings, although any additional closing requires the mutual written agreement of the Company and White Lion. The Company also has other opportunities to raise capital, such as through revenue generating initiatives, private placements, public offerings or repricing of outstanding warrants. In addition, the Company may utilize a universal shelf registration statement to gain access to funding.

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

The Company’s net revenues for the three and six months ended June 30, 2026 and 2025 are disaggregated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Solar system installations, net	$16,036,932	$17,689,644	$29,081,956	$26,064,556
Roofing installations	132,531	412,286	272,451	821,069
Total net revenues	$16,169,463	$18,101,930	$29,354,407	$26,885,625

For the three months ended June 30, 2026 and 2025, the Company had one and two customers, respectively, that accounted for more than 10% of total net revenues. Aggregate revenue from these customers was $13,366,980 and $13,459,112 for the three months ended June 30, 2026 and 2025, respectively.

For the six months ended June 30, 2026 and 2025, the Company had two customers that accounted for more than 10% of total net revenues. Aggregate revenue from these customers was $22,881,768 and $19,628,750 for the six months ended June 30, 2026 and 2025, respectively.

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

The Company’s Chief Executive Officer is the Chief Operating Decision Maker (“CODM”). The CODM evaluates segment performance and allocates resources based on the operating results of each reportable segment, including revenues, cost of revenues, operating expenses, and net loss.

Prior to the acquisition of Heliogen on August 8, 2025, the Company operated as a single operating and reportable segment consisting of its solar installation and related services operations.

Corporate public company costs and other activities that are not allocated to Heliogen are included within the Sunergy segment.

Segment information for the three months ended June 30, 2026 and 2025 is as follows:

	Three Months Ended June 30, 2026
	Sunergy	Heliogen	Total
Net revenues	$16,169,463	$–	$16,169,463
Operating expenses
Cost of revenues (1)	8,545,576	–	8,545,576
Depreciation and amortization	248,171	–	248,171
Sales and marketing (2)	4,416,419	–	4,416,419
General and administrative	5,028,940	919,312	5,948,252
Total operating expenses	18,239,106	919,312	19,158,418

Loss from operations	(2,069,643)	(919,312)	(2,988,955)

Other income (expense)
Other income	59,671	41,529	101,200
Interest expense	(32,429)	–	(32,429)
Gain on change in fair value of derivative liability	232,500	–	232,500
Gain on change in fair value of warrant liabilities	34,500	–	34,500
Total other income (expense)	294,242	41,529	335,771

Net loss before income taxes	(1,775,401)	(877,783)	(2,653,184)
Income tax provision	(98,459)	1,677	(96,782)
Net loss	$(1,873,860)	$(876,106)	$(2,749,966)

	Three Months Ended June 30, 2026
	Sunergy	Heliogen	Total
(1) Cost of revenues
Direct labor	$1,929,522	$–	$1,929,522
Materials	5,662,267	–	5,662,267
Other	953,787	–	953,787
Total cost of revenues	$8,545,576	$–	$8,545,576

(2) Sales and marketing
Commissions expense	$3,967,266	$–	$3,967,266
Other sales and marketing	449,153	–	449,153
Total sales and marketing	$4,416,419	$–	$4,416,419

	Three Months Ended June 30, 2025
	Sunergy	Heliogen	Total
Net revenues	$18,101,930	$–	$18,101,930
Operating expenses
Cost of revenues (1)	7,284,487	–	7,284,487
Depreciation and amortization	3,175,452	–	3,175,452
Sales and marketing (2)	5,629,040	–	5,629,040
General and administrative	4,866,457	–	4,866,457
Total operating expenses	20,955,436	–	20,955,436

Loss from operations	(2,853,506)	–	(2,853,506)

Other income (expense)
Other income	53,328	–	53,328
Interest expense	29,989	–	29,989
Loss on change in fair value of warrant liabilities	(96,269)	–	(96,269)
Total other income (expense)	(12,952)	–	(12,952)

Net loss before income taxes	(2,866,458)	–	(2,866,458)
Income tax provision	186,994	–	186,994
Net loss	$(2,679,464)	$–	$(2,679,464)

	Three Months Ended June 30, 2025
	Sunergy	Heliogen	Total
(1) Cost of revenues
Direct labor	$1,754,911	$–	$1,754,911
Materials	4,223,111	–	4,223,111
Other	1,306,465	–	1,306,465
Total cost of revenues	$7,284,487	$–	$7,284,487

(2) Sales and marketing
Commissions expense	$4,905,556	$–	$4,905,556
Other sales and marketing	723,484	–	723,484
Total sales and marketing	$5,629,040	$–	$5,629,040

Segment information for the six months ended June 30, 2026 and 2025 is as follows:

	Six Months Ended June 30, 2026
	Sunergy	Heliogen	Total
Net revenues	$29,354,407	$–	$29,354,407
Operating expenses
Cost of revenues (1)	16,125,622	–	16,125,622
Depreciation and amortization	1,329,699	–	1,329,699
Sales and marketing (2)	7,425,588	2,601	7,428,189
General and administrative	10,364,975	1,860,001	12,224,976
Total operating expenses	35,245,884	1,862,602	37,108,486

Loss from operations	(5,891,477)	(1,862,602)	(7,754,079)

Other income (expense)
Other income	119,251	50,386	169,637
Interest expense	(43,282)	–	(43,282)
Gain on change in fair value of derivative liability	232,500	–	232,500
Loss on change in fair value of warrant liabilities	(41,400)	–	(41,400)
Total other income (expense)	267,069	50,386	317,455

Net loss before income taxes	(5,624,408)	(1,812,216)	(7,436,624)
Income tax provision	(6,330)	1,677	(4,653)
Net loss	$(5,630,738)	$(1,810,539)	$(7,441,277)

	Six Months Ended June 30, 2026
	Sunergy	Heliogen	Total
(1) Cost of revenues
Direct labor	$3,998,943	$–	$3,998,943
Materials	10,522,812	–	10,522,812
Other	1,603,867	–	1,603,867
Total cost of revenues	$16,125,622	$–	$16,125,622

(2) Sales and marketing
Commissions expense	$6,245,906	$2,601	$6,248,507
Other sales and marketing	1,179,682	–	1,179,682
Total sales and marketing	$7,425,588	$2,601	$7,428,189

	Six Months Ended June 30, 2025
	Sunergy	Heliogen	Total
Net revenues	$26,885,625	$–	$26,885,625
Operating expenses
Cost of revenues (1)	12,074,166	–	12,074,166
Depreciation and amortization	8,076,181	–	8,076,181
Sales and marketing (2)	7,766,132	–	7,766,132
General and administrative	15,334,050	–	15,334,050
Total operating expenses	43,250,529	–	43,250,529

Loss from operations	(16,364,904)	–	(16,364,904)

Other income (expense)
Other income	135,691	–	135,691
Interest expense	(288)	–	(288)
Gain on change in fair value of warrant liabilities	567,180	–	567,180
Total other income (expense)	702,583	–	702,583

Net loss before income taxes	(15,662,321)	–	(15,662,321)
Income tax provision	(336,506)	–	(336,506)
Net loss	$(15,998,827)	$–	$(15,998,827)

	Six Months Ended June 30, 2025
	Sunergy	Heliogen	Total
(1) Cost of revenues
Direct labor	$3,474,373	$–	$3,474,373
Materials	6,447,673	–	6,447,673
Other	2,152,120	–	2,152,120
Total cost of revenues	$12,074,166	$–	$12,074,166

(2) Sales and marketing
Commissions expense	$6,769,668	$–	$6,769,668
Other sales and marketing	996,464	–	996,464
Total sales and marketing	$7,766,132	$–	$7,766,132

NOTE 4—PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets as of June 30, 2026 and December 31, 2025 consisted of the following:

	June 30,	December 31,
	2026	2025
Prepaid expenses	$425,728	$539,844
Deferred installation and material costs	1,621,972	1,770,057
Receivable related to Lumio asset purchase	1,004,489	1,004,489
Tax receivables	298,612	307,542
Employee receivables and advances on sales commissions	257,960	105,928
Other current assets	433,285	464,730
Total prepaid expenses and other current assets	$4,042,046	$4,192,590

NOTE 5—PROPERTY AND EQUIPMENT

Property and equipment as of June 30, 2026 and December 31, 2025 consisted of the following:

	June 30,	December 31,
	2026	2025
Internally-developed software	$1,326,016	$2,211,626
Office furniture and equipment	384,368	384,368
Vehicles	2,482,078	2,477,033
Leasehold improvements	10,000	10,000
Total property and equipment	4,202,462	5,083,027
Less: accumulated depreciation	(2,227,121)	(2,252,537)
Total property and equipment, net	$1,975,341	$2,830,490

Depreciation expense for the three months ended June 30, 2026 and 2025 was $214,053 and $213,764, respectively. Depreciation expense for the six months ended June 30, 2026 and 2025 was $1,261,463 and $433,022, respectively.

During the six months ended June 30, 2026, the Company committed to a plan to abandon certain internally-developed software that had been placed into service. In accordance with ASC 350-40, the Company reassessed the remaining useful life of the software and accelerated the depreciation to reflect the shortened period of expected use. As a result, the Company recognized additional depreciation expense of $833,014 during the six months ended June 30, 2026, which reduced the net carrying value of the internally-developed software to zero. The gross cost of $1,286,879 and related accumulated depreciation were removed from the condensed consolidated balance sheet upon abandonment of the asset.

NOTE 6—ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities as of June 30, 2026 and December 31, 2025 consisted of the following:

	June 30,	December 31,
	2026	2025
Accrued payroll liabilities	$573,831	$506,829
Accrued commissions	1,267,532	998,964
Accrued taxes	390,112	414,490
Accrued credit cards	238,326	250,055
Accrued interest	4,804	–
Other accrued liabilities	673,704	250,899
Total accrued expenses and other current liabilities	$3,148,309	$2,421,237

NOTE 7—LEASES

Operating Leases

Operating lease right-of-use (“ROU”) assets and liabilities as of June 30, 2026 and December 31, 2025 consisted of the following:

	June 30,	December 31,
	2026	2025
Operating lease right-of-use assets	$603,128	$897,476

Operating lease liabilities, current portion	495,687	684,819
Operating lease liabilities, long-term	166,944	304,295
Total operating lease liabilities	$662,631	$989,114

Weighted-average remaining lease term (years)	1.29	1.58
Weighted-average discount rate	5.17%	4.97%

The components of operating lease expense consist of the following for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Fixed operating lease expense	$180,686	$152,401	$357,603	$348,975
Short-term and variable operating lease expense	145,683	55,460	430,539	67,449
Total operating lease expense	$326,369	$207,861	$788,142	$416,424

For the three months ended June 30, 2026 and 2025, cash paid for amounts included in the measurement of operating lease liabilities totaled $196,975 and $164,507, respectively. For the six months ended June 30, 2026 and 2025, cash paid for amounts included in the measurement of operating lease liabilities totaled $389,738 and $345,291, respectively.

As of June 30, 2026, maturities of operating lease liabilities were as follows:

Year Ending December 31,	Amount
2026 (remaining)	$343,007
2027	266,743
2028	76,773
Total	686,523
Less: imputed interest	(23,892)
Total operating lease liabilities	$662,631

Finance Leases

Finance lease ROU assets and liabilities as of June 30, 2026 and December 31, 2025 consisted of the following:

	June 30,	December 31,
	2026	2025
Finance lease right-of-use assets	$242,302	$310,539

Finance lease liabilities, current portion	149,534	142,095
Finance lease liabilities, long-term	132,189	208,865
Total finance lease liabilities	$281,723	$350,960

Weighted-average remaining lease term (years)	1.78	2.28
Weighted-average discount rate	9.76%	9.76%

For the three months ended June 30, 2026 and 2025, finance lease costs included in depreciation and amortization in the condensed consolidated statements of operations were $34,118 and $34,118, respectively, and interest expense related to finance leases was $7,832 and $10,396, respectively. For the three months ended June 30, 2026 and 2025, cash paid for amounts included in the measurement of finance lease liabilities and interest expense totaled $42,893 and $42,869, respectively.

For the six months ended June 30, 2026 and 2025, finance lease costs included in depreciation and amortization in the condensed consolidated statements of operations were $68,236 and $68,237, respectively, and interest expense related to finance leases was $16,549 and $21,570, respectively. For the six months ended June 30, 2026 and 2025, cash paid for amounts included in the measurement of finance lease liabilities and interest expense totaled $85,786 and $85,739, respectively.

As of June 30, 2026, maturities of finance lease liabilities were as follows:

Year Ending December 31,	Amount
2026 (remaining)	$85,785
2027	171,570
2028	52,603
Total	309,958
Less: imputed interest	(28,235)
Total finance lease liabilities	$281,723

NOTE 8—DEBT

White Lion Convertible Note

On June 9, 2026, the Company entered into a Note Purchase Agreement (the “Note Purchase Agreement”) with White Lion, pursuant to which the Company agreed to issue, and White Lion agreed to purchase, at one or more closings, unsecured convertible promissory notes in an aggregate funded amount of up to $7,500,000 (each a “Convertible Note”). At the first closing on June 9, 2026, the Company issued to White Lion a Convertible Note in the principal amount of $1,670,000, reflecting an original issue discount of $170,000, for gross proceeds of $1,500,000. The Company incurred $57,132 of debt issuance costs, resulting in net proceeds of $1,442,868. Additional closings for up to $6,000,000 of gross proceeds may occur at any time prior to June 9, 2027 upon the mutual written agreement of the Company and White Lion, subject to customary closing conditions.

The Convertible Note matures on June 9, 2028 and accrues interest at 5% per annum. The Convertible Note is convertible, in whole or in part, into shares of Class A common stock at the option of White Lion at a conversion price per share equal to the greater of (i) $0.50 (the “Floor Price”) and (ii) the lesser of (A) the Nasdaq Minimum Price (as defined under The Nasdaq Stock Market LLC (“Nasdaq”) rules, $0.80 as of the issuance date) and (B) 95% of the lowest daily volume-weighted average price of the Class A common stock during the five trading days ending on the latest complete trading day prior to conversion. The conversion price is subject to customary adjustments for stock splits and similar events and to adjustment upon certain dilutive issuances below the then-effective conversion price. The Floor Price will no longer apply if (i) the Company completes a subsequent equity raise with a party other than White Lion at a price below $0.50, (ii) the average of the daily volume-weighted average prices of the Class A common stock for thirty consecutive trading days is less than $0.50, or (iii) an event of default occurs.

Conversions are subject to a beneficial ownership limitation of 4.99% (or, at White Lion’s election, 9.99%) and, pursuant to applicable Nasdaq rules, shares issuable upon conversion may not exceed 19.99% of the Company’s outstanding Class A common stock immediately prior to the first closing (the “Conversion Cap”) unless stockholder approval is obtained. The Company was obligated to seek stockholder approval for issuances above the Conversion Cap within 60 days of June 9, 2026. At the Company’s annual meeting of stockholders held on August 7, 2026, stockholders approved the issuance of shares of Class A common stock in excess of the Conversion Cap in accordance with Nasdaq Listing Rule 5635(d). The Convertible Note is subject to customary events of default; upon an event of default, subject to applicable cure periods, the principal amount would automatically increase to 120% of the then-outstanding principal, plus accrued and unpaid interest, and would become immediately due and payable. The Company may prepay the Convertible Note at any time, in whole or in part, without premium or penalty, upon at least five business days’ written notice, during which period White Lion may exercise its conversion rights. The Company is also subject to a “most favored nation” provision in favor of White Lion and restrictions on entering into variable rate transactions and equity lines of credit with parties other than White Lion without White Lion’s consent. In addition, White Lion has the right to require that up to 20% of the proceeds from sales under the White Lion ELOC, warrant exercises, or other securities issuances be applied to repay the Convertible Note.

Concurrently with the Note Purchase Agreement, the Company entered into a registration rights agreement (the “Registration Rights Agreement”) with White Lion, pursuant to which the Company agreed to file, within 30 days following the first closing, a registration statement covering the resale by White Lion of the shares issuable upon conversion, and which contains customary damages provisions for failure to file or to have the registration statement declared effective within the specified periods. The Company did not file the registration statement within the 30-day period. White Lion subsequently waived this covenant with the expectation that the registration statement will be filed no later than August 31, 2026.

The Company evaluated the Convertible Note and its embedded features in accordance with ASC 480 and ASC 815. The Company determined that the Convertible Note is not within the scope of ASC 480 and that certain embedded features, specifically (i) the conversion option, whose conversion price varies with the market price of the Class A common stock and is subject to the Floor Price, the Nasdaq Minimum Price ceiling, and potential removal of the Floor Price, (ii) the contingent default provision, under which the principal amount would increase to 120% of the then-outstanding principal plus accrued and unpaid interest and become immediately due and payable, and (iii) the contingent put right arising upon certain fundamental transactions, are required to be bifurcated from the debt host. These features meet the definition of a derivative and do not qualify for a derivative accounting scope exception. Consequently, these embedded features were bifurcated from the debt host as a single compound embedded derivative liability. See Note 9—Fair Value Measurements for additional information.

The initial fair value of the derivative liability was determined using a Monte Carlo simulation valuation model, considering various potential outcomes and scenarios. The model used the following assumptions: (i) dividend yield of 0%; (ii) expected volatility of 154.69%; (iii) risk-free interest rate of 4.13%; (iv) simulated term of 2.0 years; (v) closing price of the Class A common stock of $0.80 per share; and (vi) an assumed conversion start at the expected effectiveness date of the resale registration statement, with conversions thereafter at the maximum pace permitted by the beneficial ownership and conversion caps and estimated market absorption. The initial fair value of the embedded derivative liability was $931,600. The original issue discount of $170,000, debt issuance costs of $57,132, and the allocated fair value of the embedded derivative liability resulted in a total debt discount of $1,158,732 at issuance.

The debt discount is amortized to interest expense over the term of the Convertible Note using the effective interest method. The bifurcated embedded derivative liability is remeasured at fair value each reporting period, with changes in fair value recognized in the condensed consolidated statements of operations.

For the three and six months ended June 30, 2026, the Company recognized $22,618 of interest expense on the Convertible Note, consisting of $17,814 of debt discount amortization and $4,804 of accrued interest at the stated rate. As of June 30, 2026, the principal amount outstanding was $1,670,000, the unamortized debt discount was $1,140,918, and the net carrying amount of the debt host was $529,082. No conversions occurred during the period.

NOTE 9—FAIR VALUE MEASUREMENTS

The carrying amounts of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, and contract assets and liabilities, approximate fair value due to the short-term nature of these instruments.

The carrying amounts of lease liabilities, note receivable – related party, and notes payable also approximate fair value as these instruments bear interest rates that are consistent with current market rates for similar instruments. The Convertible Note is carried at amortized cost, net of unamortized debt discount, as described in Note 8—Debt.

Recurring Fair Value Measurements

The Company measures certain financial instruments at fair value on a recurring basis. As of June 30, 2026, the Company’s financial instruments measured at fair value on a recurring basis consist of the derivative liability and warrant liabilities.

The fair value of financial instruments measured at fair value on a recurring basis as of June 30, 2026 consisted of the following:

	Fair Value Measurements as of June 30, 2026
Description	Level 1	Level 2	Level 3	Total
Derivative liability	$–	$–	$699,100	$699,100
Warrant liabilities	532,680	–	–	532,680
Total	$532,680	$–	$699,100	$1,231,780

The following table presents changes in the Company’s Level 3 derivative liability measured at fair value on a recurring basis:

Amount
Derivative Liability
Balance as of December 31, 2025	$–
Initial fair value of embedded derivative liability upon issuance of convertible note	931,600
Gain on change in fair value of derivative liability	(232,500)
Balance as of June 30, 2026	$699,100

The fair value of the derivative liability as of June 30, 2026 was determined using a Monte Carlo simulation valuation model with the following assumptions: (i) dividend yield of 0%; (ii) expected volatility of 152.10%; (iii) risk-free interest rate of 4.14%; (iv) remaining simulated term of 1.95 years; (v) closing price of the Class A common stock of $0.66 per share; and (vi) an assumed conversion start at the expected effectiveness date of the resale registration statement, with conversions thereafter at the maximum pace permitted by the beneficial ownership and conversion caps and estimated market absorption. See Note 8—Debt for additional information.

The following table presents changes in the Company’s warrant liabilities measured at fair value on a recurring basis:

Warrant Liabilities	Amount
Balance as of December 31, 2025	$491,280
Loss on change in fair value of warrant liabilities	41,400
Balance as of June 30, 2026	$532,680

NOTE 10—RELATED PARTY TRANSACTIONS

Solar Leasing Arrangements

Certain customers of the Company finance their solar energy system purchases through Solar Leasing I, LLC (“SLI”), a related party managed by the Company’s CEO. These arrangements are substantially similar to those with unrelated third-party financing providers.

For the three months ended June 30, 2026 and 2025, the Company recognized related party revenue of $621,919 and $8,125,483, respectively. For the six months ended June 30, 2026 and 2025, the Company recognized related party revenue of $1,651,342 and $10,692,787, respectively. As of June 30, 2026 and December 31, 2025, the Company had accounts receivable of $286,638 and $611,807, respectively, due from SLI related to these arrangements.

In August 2024, the Company entered into a guarantee of SLI’s obligations under a Business Loan Agreement between SLI and a bank for borrowings up to $10 million. The loan is also personally guaranteed by the Company’s CEO, who serves as the manager of SLI through White Horse Energy, LLC (“White Horse”). As of June 30, 2026 and December 31, 2025, the outstanding balance under the loan was $9,876,532 and $9,976,752, respectively.

As of June 30, 2026 and December 31, 2025, the Company had received customer advances of $3,779,066 and $49,269, respectively, from SLI for installations not yet completed, which are included in customer advances – related party in the condensed consolidated balance sheets.

Note Receivable

During 2025, SLI paid a discretionary rebate to the Company following a fair-market-value assessment of certain lease assets. The Company subsequently transferred the rebate proceeds as a subordinated loan, recorded as a note receivable from White Horse, with an outstanding principal balance of $3,000,000 as of December 31, 2025.

On January 30, 2026, the Company increased the subordinated loan to White Horse from $3,000,000 to $6,150,000 under the same terms as the original note.

For the three months ended June 30, 2026 and 2025, the Company recognized interest income of $40,080 and $38,130, respectively, related to the note receivable, which is included in other income in the condensed consolidated statements of operations and comprehensive loss. For the six months ended June 30, 2026 and 2025, the Company recognized interest income of $79,664 and $75,786, respectively. As of June 30, 2026, the outstanding principal balance of the note receivable was $6,150,000 with accrued interest of $233,149. As of December 31, 2025, the outstanding principal balance was $3,000,000 with accrued interest of $153,485. The outstanding principal and accrued interest balances are included in “note receivable – related party” in the condensed consolidated balance sheets.

Tax Receivable Agreement

In connection with the consummation of the Sunergy business combination on March 13, 2024, the Company entered into a tax receivable agreement (the “TRA”) with ESGEN OpCo, LLC (“OpCo”) and certain OpCo members (the “TRA Holders”). Pursuant to the TRA, the Company is required to pay the TRA Holders 85% of the net cash savings, if any, in U.S. federal, state, and local income and franchise taxes that the Company actually realizes, or is deemed to realize in certain circumstances, as a result of increases in tax basis and certain other tax attributes arising from the Sunergy business combination and related transactions.

As of June 30, 2026, the Company had not recorded a liability related to the TRA because realization of the related tax benefits was not considered more likely than not. The estimated unrecorded TRA liability was approximately $4.6 million as of June 30, 2026 and $5.7 million as of December 31, 2025. If realization of the related tax benefits becomes more likely than not in future periods, the Company will record a liability related to the TRA with a corresponding charge to expense in the condensed consolidated statements of operations.

NOTE 11—COMMITMENTS AND CONTINGENCIES

Litigation

From time to time, the Company may be involved in various claims, lawsuits, and legal proceedings arising in the ordinary course of business. The Company records a liability for loss contingencies when it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated in accordance with ASC 450.

On July 3, 2025, the Company filed a civil complaint in the California Superior Court, Riverside County, in an action captioned Zeo Energy Corp. v. SolWerks, Inc. and SolKraft, Inc., Case No. CVME2507379. The complaint asserts a claim for breach of contract and nonpayment of no less than $955,914 for residential solar installation services performed between 2020 and 2024. The Company is the successor-in-interest to Lift Energy Construction, Inc. and Lumio HX, Inc., having acquired all rights under the parties’ Master Installation Agreement and related accounts receivable pursuant to a November 1, 2024 bankruptcy sales order. The parties are currently engaged in discovery and the defendants have asserted no counterclaims at this time. It is too early to assess the likely outcome or range of potential recovery as of June 30, 2026, and no amounts have been recognized related to this matter.

As of June 30, 2026 and December 31, 2025, the Company was not aware of any other pending or threatened legal proceedings against the Company that it believes would have a material adverse effect on the Company’s consolidated financial position, results of operations, or cash flows. Legal costs associated with loss contingencies are expensed as incurred.

NOTE 12—REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY

The table below reflects share information about the Company’s capital stock as of June 30, 2026:

	Par Value	Authorized	Issued	Treasury Stock	Outstanding
Class A common stock	$0.0001	300,000,000	35,399,972	–	35,399,972
Class V common stock	$0.0001	100,000,000	22,880,000	–	22,880,000
Preferred stock	$0.0001	10,000,000	–	–	–
Class A convertible preferred units	$0.0001	1,500,000	1,500,000	–	1,500,000
Class A units	$0.0001	5,026,964	5,026,964	–	5,026,964
Class B units	$0.0001	33,730,000	21,380,000	–	21,380,000
Total shares		450,256,964	86,186,936	–	86,186,936

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

Class A Common Stock

During the six months ended June 30, 2026, 1,500,000 shares of Class A common stock were issued in exchange for OpCo Class B units and the cancellation of corresponding shares of Class V common stock.

During the six months ended June 30, 2026, 31,793 shares of Class A common stock were issued to an employee for services valued at $31,315.

On January 27, 2026, the Company entered into the White Lion ELOC with White Lion, pursuant to which the Company has the right, but not the obligation, to sell to White Lion up to $30.0 million in aggregate gross purchase price of newly issued shares of Class A common stock, subject to certain limitations and conditions, over a period ending on the earlier of January 27, 2029 or the purchase of the full commitment amount. The Company’s ability to issue shares under the White Lion ELOC is subject to certain limitations, including Nasdaq stockholder approval requirements and beneficial ownership limitations under the agreement. As a result, the actual amount available under the facility may be significantly less than the stated $30.0 million commitment amount depending on the Company’s stock price and shares available for issuance. Specifically, the White Lion ELOC is limited to selling shares equal to 4.99% of the outstanding shares at the time of sale and resets once White Lion liquidates its holdings in the open market. In consideration for the commitment, the Company agreed to issue 66,225 shares of Class A common stock to White Lion with a fair value of $100,000. Concurrently, the Company entered into a Registration Rights Agreement with White Lion. During the six months ended June 30, 2026, the Company sold 241,000 shares of Class A common stock under the White Lion ELOC for gross proceeds of $272,020. Offering costs of $258,565, including registration and legal costs associated with the facility, were offset against the proceeds, resulting in net proceeds of $13,455.

On February 5, 2026, 73,876 shares of Class A common stock, net of tax withholding, were issued upon vesting of restricted stock awards granted in February 2025. See Note 13—Stock-Based Compensation for additional information.

On March 13, 2026, 46,175 shares of Class A common stock, net of tax withholding, were issued upon vesting of restricted stock awards granted in March 2024. See Note 13—Stock-Based Compensation for additional information.

On June 11, 2026, 260,060 shares of Class A common stock, net of tax withholding, were issued upon vesting of restricted stock awards granted in June 2026. See Note 13—Stock-Based Compensation for additional information.

Redeemable Noncontrolling Interests

During the six months ended June 30, 2026, 1,500,000 OpCo units were exchanged for shares of the Company’s Class A common stock. As a result, as of June 30, 2026, 21,380,000 OpCo units remained outstanding. The prior investors’ interests in OpCo represent redeemable noncontrolling interests. Holders of OpCo units may exchange their units, together with the cancellation of a corresponding number of shares of Class V common stock, for shares of the Company’s Class A common stock on a one-for-one basis, or cash proceeds of equal value at the time of redemption. Any redemption of OpCo units for cash must be funded through a private or public offering of Class A common stock and is subject to approval by the Company’s Board of Directors. Future exchanges of OpCo units may generate incremental tax attributes and related cash tax savings for the Company. Pursuant to the TRA, the Company is generally required to pay the TRA holders 85% of the net cash tax savings realized as a result of increases in tax basis and certain other tax attributes arising from such exchanges. See Note 10—Related Party Transactions for additional information regarding the TRA.

As of June 30, 2026 and December 31, 2025, the noncontrolling interest holders owned approximately 37.7% and 40.8%, respectively, of the outstanding OpCo common units.

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

The Class A convertible preferred units accrue dividends at a rate of 10% per annum. During the six months ended June 30, 2026, the Company recognized $877,979 of preferred unit dividends and paid cash distributions of $160,153 to holders of the Class A preferred units. The financial results of OpCo are consolidated with those of the Company, with the redeemable noncontrolling interests’ share of net loss presented separately in the condensed consolidated financial statements.

NOTE 13—STOCK-BASED COMPENSATION

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

The following table summarizes restricted stock awards activity under the Incentive Plan for the six months ended June 30, 2026:

	Restricted Stock Awards	Weighted- Average Grant Date Fair Value
Outstanding at December 31, 2025	975,002	$2.97
Granted	968,358	0.69
Vested	(413,358)	(1.89)
Forfeited	(85,000)	(2.28)
Outstanding at June 30, 2026	1,445,002	$1.79

On April 1, 2026, the Company granted an aggregate of 75,000 restricted shares of Class A common stock under the Incentive Plan to one employee. The restricted shares vest in three equal installments as follows:

●	One-third (1/3) 12 months following the grant date;

●	One-third (1/3) 24 months following the grant date; and

●	One-third (1/3) 36 months following the grant date

On April 1, 2026, the Company granted an aggregate of 510,000 restricted shares of Class A common stock under the Incentive Plan to ten employees of Heliogen. The restricted shares vest in three equal installments as follows:

●	One-third (1/3) approximately four months following the grant date;

●	One-third (1/3) approximately 16 months following the grant date; and

●	One-third (1/3) approximately 28 months following the grant date

On May 26, 2026, the Company granted an aggregate of 100,000 restricted shares of Class A common stock under the Incentive Plan to two executives. The restricted shares vest in two equal installments as follows:

●	One-half (1/2) approximately two months following the grant date;

●	One-half (1/2) approximately 14 months following the grant date; and

On June 11, 2026, the Company granted an aggregate of 283,358 restricted shares of Class A common stock under the Incentive Plan to three executives and three directors. The restricted shares vested immediately upon grant.

The following table summarizes stock-based compensation expense and remaining unrecognized stock-based compensation expense for grants outstanding under the Incentive Plan during the six months ended June 30, 2026 and 2025:

	Stock-Based Compensation Expense
	Six Months Ended June 30,		Unrecognized	Weighted- Average Remaining
Grant Date	2026	2025	Expense	Life
March 13, 2024	$181,465	$1,284,672	$235,780	0.62
February 5, 2025	373,077	592,920	964,800	0.73
July 5, 2025	16,268	–	112,365	1.01
November 5, 2025	7,918	–	48,892	1.35
April 1, 2026	75,129	–	279,684	1.19
May 26, 2026	22,304	–	68,188	0.60
June 11, 2026	226,119	–	–	–
Total	$902,280	$1,877,592	$1,709,709	0.94

During the three months ended June 30, 2026 and 2025, the Company recognized $608,807 and $969,419, respectively, in stock-based compensation expense related to these awards.

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

On March 31, 2025, Sun Managers granted an aggregate of 525,000 restricted shares of Zeo Class A common stock under the Management Incentive Plan to three employees and one executive. The restricted shares vested immediately upon grant and the Company recognized $792,750 in stock-based compensation expense related to these awards.

On March 31, 2026, Sun Managers granted an aggregate of 527,953 restricted shares of Zeo Class A common stock under the Management Incentive Plan to five employees. The restricted shares vested immediately upon grant and the Company recognized $303,045 in stock-based compensation expense related to these awards.

Seasonal Manager Stock Compensation Plan

Beginning January 1, 2025, certain eligible sales managers may earn shares of the Company’s Class A common stock under the Seasonal Manager Stock Compensation Plan, which operates under the umbrella of the Management Incentive Plan. Managers are eligible to earn 40 shares per kW installed for projects sold by the manager’s organization, provided they exceed 1,500 kW installed during a calendar year, and as long as the manager sells 700 kW in the subsequent calendar year. If the average price of Zeo stock during the quarter in which installations are completed exceeds $5 per share, the number of shares granted per kW is correspondingly decreased.

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

●	One-half (1/2) immediately on the grant date; and

●	One-half (1/2) 12 months following the grant date

The following table summarizes stock-based compensation expense and remaining unrecognized stock-based compensation expense for grants outstanding under the Seasonal Manager Compensation Plan during the six months ended June 30, 2026 and 2025:

	Stock-Based Compensation Expense
	Six Months Ended June 30,		Unrecognized	Weighted- Average Remaining
Grant Date	2026	2025	Expense	Life
March 31, 2025	$(35,426)	$545,107	$–	–
March 31, 2026	127,382	–	76,540	0.75
Total	$91,956	$545,107	$76,540	0.75

During the three months ended June 30, 2026 and 2025, the Company recognized $25,421 and $108,784, respectively, in stock-based compensation expense related to these awards.

The negative compensation expense for the six months ended June 30, 2026 related to the awards granted on March 31, 2025 reflects the reversal of previously recognized stock-based compensation expense for awards forfeited upon the termination of three sales managers prior to vesting.

NOTE 14—INCOME TAXES

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

The Company’s effective tax rate was a provision of (3.2)% and a benefit of 8.5% for the three months ended June 30, 2026 and 2025, respectively, and a provision of (0.1)% and (2.2)% for the six months ended June 30, 2026 and 2025, respectively. The effective tax rate differs from the U.S. federal statutory tax rate primarily due to the noncontrolling interest ownership in OpCo, which is treated as a partnership for U.S. federal income tax purposes, as well as changes in the valuation allowance on deferred tax assets.

The Company evaluated the realizability of its deferred tax assets based on all available positive and negative evidence. Based on this evaluation, the Company determined that it is not more likely than not that its deferred tax assets will be realized and therefore recorded a full valuation allowance against its deferred tax assets as of June 30, 2026 and December 31, 2025.

The components of deferred tax assets were as follows:

	June 30,	December 31,
	2026	2025
Deferred tax assets:
Net operating losses and tax credit carry-forward	$2,456,550	$986,740
Accrued stock compensation	421,417	386,841
Section 743(b)	3,954,455	4,196,394
Other	3,477	3,363
Investment in Sunergy	4,768,624	5,824,820
Total deferred tax assets	11,604,523	11,398,158
Valuation allowance	(11,604,523)	(11,398,158)
Net deferred tax assets	$–	$–

NOTE 15—NET LOSS PER SHARE

Basic net loss per share is calculated by dividing net loss attributable to Class A common stockholders by the weighted-average number of Class A common shares outstanding during the period. Diluted net loss per share is calculated by adjusting the weighted-average number of Class A common shares outstanding for the potentially dilutive effect of securities that could be converted into or settled in shares of Class A common stock. Potentially dilutive securities include exchangeable OpCo units, convertible debt, and other instruments that may be settled in shares of Class A common stock.

The Company applies the treasury stock method to restricted stock awards and warrants, which assumes that all Class A common share equivalents have been exercised at the beginning of the period and that the proceeds from those exercises are assumed to be used to repurchase Class A common shares at the average closing market price during the period. The Company applies the if-converted method to securities that are convertible or exchangeable into Class A common shares.

The following table presents the computation of the basic loss per share of Class A common stock for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Numerator
Net loss attributable to Class A common stockholders	$(2,335,230)	$(2,415,836)	$(5,847,904)	$(8,777,101)
Denominator
Weighted-average Class A common shares outstanding – basic	35,194,815	22,096,464	34,296,809	19,983,013

Loss per Class A common share – basic	$(0.07)	$(0.11)	$(0.17)	$(0.44)

The following table presents the reconciliation of net loss attributable to Class A common stockholders to net loss used in computing diluted net loss per share of Class A common stock for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net loss attributable to Class A common stockholders	$(2,335,230)	$(2,415,836)	$(5,847,904)	$(8,777,101)

Net loss adjustments attributable to Class A common stockholders	(209,882)	–	(209,882)	–
Adjusted net loss attributable to Class A common stockholders	$(2,545,112)	$(2,415,836)	$(6,057,786)	$(8,777,101)

Weighted-average Class A common shares outstanding – basic	35,194,815	22,096,464	34,296,809	19,983,013
Effect of dilutive securities	642,849	–	321,424	–
Weighted-average Class A common shares outstanding – diluted	35,837,664	22,096,464	34,618,233	19,983,013

Loss per Class A common share – diluted	$(0.07)	$(0.11)	$(0.17)	$(0.44)

For the three and six months ended June 30, 2026, the Convertible Note issued in June 2026 (See Note 8—Debt for additional information) was dilutive under the if-converted method. The net loss adjustment of $209,882 reflects the reversal of the $232,500 gain on the change in fair value of the related bifurcated embedded derivative, partially offset by the add-back of $22,618 of interest expense recognized from amortization of debt discount and accrued interest on the note. The remaining potentially dilutive securities were anti-dilutive.

As of June 30, 2026, 38,125,002 potential common share equivalents, consisting of convertible OpCo Class A Preferred Units, exchangeable OpCo Class B units, warrants, and restricted stock awards, were excluded from the calculation of diluted net loss per share because their effect would be anti-dilutive. As of June 30, 2025, 43,221,852 potential common share equivalents, consisting of convertible OpCo Class A Preferred Units, exchangeable OpCo Class B units, convertible debt, warrants, and restricted stock awards, were excluded on the same basis.

NOTE 16—SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date these condensed consolidated financial statements were issued.

At the Company’s annual meeting of stockholders held on August 7, 2026, stockholders approved, in accordance with Nasdaq Listing Rule 5635(d), the potential issuance of shares of Class A common stock upon conversion of the Convertible Note in excess of the Conversion Cap. See Note 8—Debt for additional information.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Unless the context requires otherwise, references herein to the “Company,” “our,” “us” or “we” refer to Zeo Energy Corp. and its consolidated subsidiaries. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto contained elsewhere in this Quarterly Report on Form 10-Q (this “Quarterly Report”). Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

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

Overview

Our company and personnel are passionate about delivering cost savings and increased independence and reliability to energy consumers. Our mission is to expedite the country’s transition to renewable energy by offering our customers an affordable and sustainable means of achieving energy independence. We are a vertically integrated company offering energy solutions and services that include sale, design, procurement, installation, and maintenance of residential solar energy systems. Many of our solar energy system customers also purchase other energy efficient-related equipment or services or roofing services from us. The majority of our customers are located in Florida, Texas, Ohio, Illinois, and Virginia. We have an expanding base of customers in California, Colorado, Minnesota, Utah, and Pennsylvania. Sunergy was created on October 1, 2021 through the contribution of Sun First Energy, LLC, a solar sales management company, and Sunergy Solar, LLC, a solar installation company based in Florida, to Sunergy Renewables, LLC.

Through our Heliogen segment, acquired in August 2025, we are also developing concentrated solar power and long-duration energy generation and storage technology solutions for commercial and industrial applications.

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

We have focused to date on a simple, capital light business strategy utilizing, as of June 30, 2026, approximately 260 sales agents and approximately 10 independent sales dealers to produce our sales pipeline. We engineer and design projects and process building permit applications on behalf of our customers to timely install their systems and assist their connections to the local utility power grid. Most of the equipment we install is drop-shipped to the installation site by our regional distributors, requiring minimal inventory to be held by the Company during any given period. We depend on our distributors to timely handle logistics and related requirements in moving equipment to the installation sites. In addition to our main offering of residential solar energy systems, we sell and install products such as roofing, insulation, energy efficient appliances and battery storage systems for the residential market.

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

Recent Developments

White Lion Convertible Note

On June 9, 2026, we entered into a Note Purchase Agreement (the “Note Purchase Agreement”) with White Lion Capital LLC (“White Lion”), pursuant to which we agreed to issue, and White Lion agreed to purchase, at one or more closings, unsecured convertible promissory notes in an aggregate funded amount of up to $7,500,000 (each a “Convertible Note”). At the first closing on June 9, 2026, we issued to White Lion a Convertible Note in the principal amount of $1,670,000, reflecting an original issue discount of $170,000, for gross proceeds of $1,500,000. We incurred $57,132 of debt issuance costs, resulting in net proceeds of $1,442,868. Additional closings for up to $6,000,000 of gross proceeds may occur at any time prior to June 9, 2027 upon the mutual written agreement of us and White Lion, subject to customary closing conditions.

The Convertible Note matures on June 9, 2028 and accrues interest at 5% per annum. The Convertible Note is convertible, in whole or in part, into shares of Class A common stock at the option of White Lion at a conversion price per share equal to the greater of (i) $0.50 (the “Floor Price”) and (ii) the lesser of (A) the Nasdaq Minimum Price (as defined under Nasdaq rules, $0.80 as of the issuance date) and (B) 95% of the lowest daily volume-weighted average price of the Class A common stock during the five trading days ending on the latest complete trading day prior to conversion. The conversion price is subject to customary adjustments for stock splits and similar events and to adjustment upon certain dilutive issuances below the then-effective conversion price. The Floor Price will no longer apply if (i) we complete a subsequent equity raise with a party other than White Lion at a price below $0.50, (ii) the average of the daily volume-weighted average prices of the Class A common stock for thirty consecutive trading days is less than $0.50, or (iii) an event of default occurs.

Conversions are subject to a beneficial ownership limitation of 4.99% (or, at White Lion’s election, 9.99%) and, pursuant to applicable Nasdaq rules, shares issuable upon conversion may not exceed 19.99% of our outstanding Class A common stock immediately prior to the first closing (the “Conversion Cap”) unless stockholder approval is obtained. We were obligated to seek stockholder approval for issuances above the Conversion Cap within 60 days of June 9, 2026. At our annual meeting of stockholders held on August 7, 2026, stockholders approved the issuance of shares of Class A common stock in excess of the Conversion Cap in accordance with Nasdaq Listing Rule 5635(d). The Convertible Note is subject to customary events of default; upon an event of default, subject to applicable cure periods, the principal amount would automatically increase to 120% of the then-outstanding principal, plus accrued and unpaid interest, and would become immediately due and payable. We may prepay the Convertible Note at any time, in whole or in part, without premium or penalty, upon at least five business days’ written notice, during which period White Lion may exercise its conversion rights. We are also subject to a “most favored nation” provision in favor of White Lion and restrictions on entering into variable rate transactions and equity lines of credit with parties other than White Lion without White Lion’s consent. In addition, White Lion has the right to require that up to 20% of the proceeds from sales under the White Lion ELOC, warrant exercises, or other securities issuances be applied to repay the Convertible Note.

Concurrently with the Note Purchase Agreement, we entered into a Registration Rights Agreement with White Lion, pursuant to which we agreed to file, within 30 days following the first closing, a registration statement covering the resale by White Lion of the shares issuable upon conversion, and which contains customary damages provisions for failure to file or to have the registration statement declared effective within the specified periods. We did not file the registration statement within the 30-day period. White Lion subsequently waived this covenant with the expectation that the registration statement will be filed no later than August 31, 2026.

Nasdaq Listing Rule Notice

On April 23, 2026, we received a letter from the Listing Qualifications Staff of The Nasdaq Stock Market LLC (“Nasdaq”) indicating that, based upon the closing bid price of the Company’s Class A common stock for the last 30 consecutive business days, we no longer meet Nasdaq Listing Rule 5550(a)(2), which requires listed companies to maintain a minimum bid price of at least $1 per share. Nasdaq Listing Rule 5810(c)(3)(A) provides a compliance period of 180 calendar days, or until October 20, 2026, in which to regain compliance with the minimum bid price requirement. If we evidence a closing bid price of at least $1 per share for a minimum of 10 consecutive business days during the 180-day compliance period, we will automatically regain compliance. In the event we do not regain compliance with the $1 bid price requirement by October 14, 2026, we may be eligible for consideration of a second 180-day compliance period if the continued listing requirement for market value of publicly held shares and all other initial listing standards for Nasdaq’s Capital Market is met, other than the minimum bid price requirement. In addition, we would also be required to notify Nasdaq of our intent to cure the minimum bid price deficiency.

Key Operating and Financial Metrics and Outlook

We regularly review a number of metrics, including the following key operating and financial metrics, to evaluate our business, measure our performance, identify trends in our business, prepare financial projections and make strategic decisions. We believe the operating and financial metrics presented below are useful in evaluating our operating performance, as they are similar to measures by our public competitors and are regularly used by security analysts, institutional investors and other interested parties in analyzing operating performance and prospects. Adjusted EBITDA and Adjusted EBITDA margin are “non-GAAP” measures, as they are not financial measures calculated in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and should not be considered as substitutes for net (loss) income or net (loss) income margin, respectively, calculated in accordance with GAAP. See “Non-GAAP Financial Measures” below for additional information on non-GAAP financial measures and a reconciliation of these non-GAAP measures to the most comparable GAAP measures.

The following table sets forth these metrics for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net revenues	$16,169,463	$18,101,930	$29,354,407	$26,885,625
Contribution profit	3,408,450	2,736,435	5,650,579	(34,390)
Contribution margin	21.1%	15.1%	19.2%	(0.1)%
Loss from operations	(2,988,955)	(2,853,506)	(7,754,079)	(16,364,904)
Net loss	(2,749,966)	(2,679,464)	(7,441,277)	(15,998,827)
Adjusted EBITDA	(2,106,556)	1,626,586	(4,957,061)	(3,881,085)
Adjusted EBITDA margin	(13.0)%	9.0%	(16.9)%	(14.4)%

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

Adjusted EBITDA and Adjusted EBITDA Margin

We define Adjusted EBITDA, a non-GAAP financial measure, as net income (loss) before interest and other income (expense), net, income tax provision (benefit), depreciation and amortization, gain (loss) on change in fair value of derivative liability, gain (loss) on change in fair value of warrant liabilities, stock-based compensation, and transaction-related expenses. Adjusted EBITDA margin reflects our Adjusted EBITDA as a percentage of revenues. See “— Non-GAAP Financial Measures” for a reconciliation of GAAP net loss to Adjusted EBITDA and Adjusted EBITDA Margin.

Key Factors that May Influence Future Results of Operations

Our financial results of operations may not be comparable from period to period due to several factors. Key factors affecting the results of our operations are summarized below.

Expansion of Residential Sales into New Markets. Our future revenue growth is, in part, dependent on our ability to expand our product offerings and services in the select residential markets where we operate primarily in Florida, Texas, Ohio, Illinois, and Virginia. We primarily generate revenue from our product offerings and services in the residential housing market. To continue our growth, we intend to expand our presence in the residential market into additional states based on markets underserved by national sales and installation providers that also have favorable incentives and net metering policies, and where homeowners have favorable financing options. We believe that our entry into new markets will continue to facilitate revenue growth and customer diversification.

Expansion of New Products and Services. In 2026, we continued our roofing replacements to facilitate our solar installations and to repair rooftops. We will continue to provide roofing services in all markets in which we install solar systems. Roofing facilitates a faster processing time for our solar installations in cases where the customer is in need of a roof replacement prior to installing a solar system. In addition, to provide more financing options for our prospective residential solar energy customers, we have programs in place that allow our customers to choose a leasing option to finance their systems from a third party.

Following the acquisition of Heliogen in August 2025, we have been working to integrate Heliogen’s concentrated solar power and energy storage technology into our clean-energy platform to complement our existing solar operations, create operational synergies, and broaden market reach. We continue to pursue engineering services agreements to support long-duration energy storage projects.

Adding New Customers and Expansion of Sales with Existing Customers. We intend to increase external sales dealers in order to target new customers in the markets we serve. We provide competitive compensation packages to our in-house sales teams and external sales dealers, which incentivizes the acquisition of new customers.

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

Interest rates. Interest rates increased sharply in 2022 but have been relatively stable since. The majority of homeowners have opted to enter into a lease contract with a third-party operator as a means of financing the installation of a solar system. The lease contract provides a lower monthly cost to the homeowner than a conventional loan product in a higher interest rate environment. We do not have information that allows us to quantify the adverse effects attributable to increased interest rates.

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

The volume of sales and installations of rooftop solar systems, our primary product, increases from April to September when a majority of our sales teams are most active in our areas of service. In addition to sales of solar systems, “adders” or accessories to a sale may include roofing, energy efficient appliances, smart home security systems, upgraded insulation and/or energy storage systems. Adders represented less than 10% of total net revenues for each of the six months ended June 30, 2026 and 2025.

Our revenue is affected by changes in the volume, system size and average selling prices of our solutions and related accessories, supply and demand, sales incentives and fluctuating interest rates that increase or decrease the monthly payments for customers purchasing systems through third party financing. Less than 5% of our sales were paid in cash by the customer in each of the six months ended June 30, 2026 and 2025. Our revenue growth is dependent on our ability to compete effectively in the marketplace by remaining cost competitive, developing and introducing new sales teams within existing and new territories, scaling our installation teams to keep up with demand and maintaining a strong internal operations team to process orders while working with building departments and utilities to permit and interconnect our customers to the utility grid.

Revenues improved during the six months ended June 30, 2026 compared to the six months ended June 30, 2025, driven by increased solar system installation activity. While higher consumer financing rates continue to present headwinds for the residential solar industry broadly, the Company has managed these pressures through expanded sales efforts and continued growth in its installation volume.

Cost of Revenues

Cost of revenues consists primarily of product costs (including solar panels, inverters, metal racking, connectors, shingles, wiring, warranty costs and logistics costs), installation labor and permitting costs.

Cost of revenues increased during the six months ended June 30, 2026 in association with the increase in revenues.

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

Other Income (Expense)

Other income (expense) primarily consists of changes in fair value of our warrant liabilities and the embedded derivative liability related to the Convertible Note, interest expense on the Convertible Note (including amortization of the debt discount) and under our equipment and vehicle term loans, and interest income on our cash and note receivable balances.

Results of Operations

Three Months Ended June 30, 2026 Compared to Three Months Ended June 30, 2025

The following table sets forth a summary of our condensed consolidated statements of operations for the periods presented:

	Three Months Ended June 30,		Change
	2026	2025	$	%
Net revenues	$16,169,463	$18,101,930	$(1,932,467)	(10.7)%
Operating expenses
Cost of revenues	8,545,576	7,284,487	1,261,089	17.3%
Depreciation and amortization	248,171	3,175,452	(2,927,281)	(92.2)%
Sales and marketing	4,416,419	5,629,040	(1,212,621)	(21.5)%
General and administrative	5,948,252	4,866,457	1,081,795	22.2%
Total operating expenses	19,158,418	20,955,436	(1,797,018)	(8.6)%
Loss from operations	(2,988,955)	(2,853,506)	(135,449)	(4.7)%
Other income (expense):
Other income	101,200	53,328	47,872	89.8%
Interest expense	(32,429)	29,989	(62,418)	208.1%
Gain on change in fair value of derivative liability	232,500	–	232,500	–
Gain (loss) on change in fair value of warrant liabilities	34,500	(96,269)	130,769	135.8%
Total other income (expense)	335,771	(12,952)	348,723	2,692.4%
Net loss before income taxes	$(2,653,184)	$(2,866,458)	$213,274	7.4%

Net Revenues

Net revenues decreased by approximately $1.9 million from $18.1 million for the three months ended June 30, 2025 to $16.2 million for the three months ended June 30, 2026. The decrease in revenue was primarily driven by a decrease in related party revenue from Solar Leasing I, LLC (“SLI”), partially offset by an increase in revenue from unrelated third-party customers. There were no revenues generated from the Heliogen segment during the three months ended June 30, 2026 or 2025.

Cost of Revenues

Cost of revenues increased by $1.2 million from $7.3 million for the three months ended June 30, 2025 to $8.5 million for the three months ended June 30, 2026, primarily driven by an increase in labor costs in the markets in which we operate and an increase in the cost of materials to conform to domestic content requirements of our customers during the current period. As a percentage of net revenues, cost of revenues increased from 40.2% for the three months ended June 30, 2025 to 52.9% for the three months ended June 30, 2026, reflecting a compression in gross margin year-over-year primarily driven by higher material costs, offset by some improvements to labor and other costs.

Depreciation and Amortization

Depreciation and amortization decreased by $3.0 million, from $3.2 million for the three months ended June 30, 2025 to $0.2 million for the three months ended June 30, 2026. The decrease was primarily related to $2.9 million in amortization of the customer-related intangible asset acquired in connection with the Lumio asset acquisition, which was fully amortized during 2025.

Sales and Marketing

Sales and marketing expenses decreased by $1.2 million from $5.6 million for the three months ended June 30, 2025 to $4.4 million for the three months ended June 30, 2026. The decrease was primarily driven by lower sales commissions, reflecting both the decrease in installation revenues and changes to the Company’s commission structure, as well as lower payroll and lead generation costs following the elimination of the inside sales team early in the second quarter of 2026.

General and Administrative Expenses

General and administrative expenses increased by $1.1 million from $4.9 million for the three months ended June 30, 2025 to $5.9 million for the three months ended June 30, 2026. The increase was primarily driven by increased bad debt expense and professional fees, offset by decreased stock-based compensation expense and transaction-related expenses compared to the prior period.

Other Income (Expense)

Other income (expense), net increased by $0.3 million from other expense, net of $12,952 for the three months ended June 30, 2025 to other income, net of $0.3 million for the three months ended June 30, 2026. The increase was primarily a result of a gain on change in fair value of derivative liability and warrant liabilities during the three months ended June 30, 2026, compared to a loss on change in fair value of warrant liabilities during the three months ended June 30, 2025.

Six Months Ended June 30, 2026 Compared to Six Months Ended June 30, 2025

The following table sets forth a summary of our condensed consolidated statements of operations for the periods presented:

	Six Months Ended June 30,		Change
	2026	2025	$	%
Net revenues	$29,354,407	$26,885,625	$2,468,782	9.2%
Operating expenses
Cost of revenues	16,125,622	12,074,166	4,051,456	33.6%
Depreciation and amortization	1,329,699	8,076,181	(6,746,482)	(83.5)%
Sales and marketing	7,428,189	7,766,132	(337,943)	(4.4)%
General and administrative	12,224,976	15,334,050	(3,109,074)	(20.3)%
Total operating expenses	37,108,486	43,250,529	(6,142,043)	(14.2)%
Loss from operations	(7,754,079)	(16,364,904)	8,610,825	52.6%
Other income (expense):
Other income	169,637	135,691	33,946	25.0%
Interest expense	(43,282)	(288)	(42,994)	14,928.5%
Gain on change in fair value of derivative liability	232,500	–	232,500	–
Gain (loss) on change in fair value of warrant liabilities	(41,400)	567,180	(608,580)	(107.3)%
Total other income (expense)	317,455	702,583	(385,128)	(54.8)%
Net loss before income taxes	$(7,436,624)	$(15,662,321)	$8,225,697	52.5%

Net Revenues

Net revenues increased by approximately $2.5 million from $26.9 million for the six months ended June 30, 2025 to $29.4 million for the six months ended June 30, 2026. The increase in revenue was primarily driven by growth in solar system installations during the current period, partially offset by a decrease in related party revenue from SLI. There were no revenues generated from the Heliogen segment during the six months ended June 30, 2026 and 2025.

Cost of Revenues

Cost of revenues increased by $4.0 million from $12.1 million for the six months ended June 30, 2025 to $16.1 million for the six months ended June 30, 2026, primarily driven by the increase in solar system installation activity during the current period. As a percentage of net revenues, cost of revenues increased from 44.9% for the six months ended June 30, 2025 to 54.9% for the six months ended June 30, 2026, reflecting a compression in gross margin year-over-year primarily driven by higher material costs, offset by some improvements to labor and other costs.

Depreciation and Amortization

Depreciation and amortization decreased by $6.7 million, from $8.1 million for the six months ended June 30, 2025 to $1.3 million for the six months ended June 30, 2026. The decrease was primarily related to $7.6 million in amortization of the customer-related intangible asset acquired in connection with the Lumio asset acquisition, which was fully amortized during 2025. This was partially offset by $0.8 million of accelerated depreciation associated with the abandonment of internally developed software during the six months ended June 30, 2026.

Sales and Marketing

Sales and marketing expenses decreased by $0.4 million from $7.8 million for the six months ended June 30, 2025 to $7.4 million for the six months ended June 30, 2026. The decrease was primarily driven by lower sales commissions, reflecting changes to the Company’s commission structure, as well as lower payroll and lead generation costs following the elimination of the inside sales team early in the second quarter of 2026, notwithstanding the increase in installation revenues during the period.

General and Administrative Expenses

General and administrative expenses decreased by $3.1 million from $15.3 million for the six months ended June 30, 2025 to $12.2 million for the six months ended June 30, 2026. The decrease was primarily driven by decreased bad debt expense, stock-based compensation expense and transaction-related expenses compared to the prior period, offset by increased professional fees during the current period.

Other Income (Expense)

Other income, net decreased by $0.4 million from $0.7 million for the six months ended June 30, 2025 to $0.3 million for the six months ended June 30, 2026. The decrease was primarily a result of a significant gain on change in fair value of warrant liabilities during the six months ended June 30, 2025, compared to a loss on change in fair value of warrant liabilities during the six months ended June 30, 2026, partially offset by a gain on change in fair value of derivative liability recognized during the current period.

Liquidity and Capital Resources

Our operations have historically been funded through a combination of revenue generation, proceeds from financing activities, and in 2025, net cash acquired in connection with the Heliogen acquisition. Our primary short-term requirements for liquidity and capital are to fund general working capital and capital expenses, including through our common stock purchase agreement with White Lion (the “White Lion ELOC”). Our principal long-term working capital uses include ensuring revenue growth, expanding our sales and marketing efforts and potential acquisitions.

In June 2026, we issued a convertible promissory note to White Lion in the principal amount of $1.7 million for net proceeds of approximately $1.4 million, and up to $6 million of additional gross proceeds may be funded at one or more additional closings, although any additional closing requires the mutual written agreement of us and White Lion. See Note 8—Debt to the condensed consolidated financial statements.

As of June 30, 2026 and December 31, 2025, our cash and cash equivalents balances were $2.5 million and $6.1 million, respectively. The Company maintains its cash in checking, savings, and money market accounts.

Our future capital requirements depend on many factors, including our revenue growth rate, the timing and extent of our spending to support further sales and marketing, the degree to which we are successful in launching new business initiatives, the costs associated with these initiatives, the growth of our business generally and our access to third party financing.

We have operational plans to increase revenue and move towards the goal of profitable operations in the foreseeable future, which plans are expected to improve cash flows. Our operational plan includes an increase in the number of sales agents to increase revenue and improved efficiency in our operations through centralization of field offices and labor and productivity improvement in the corporate operations through the implementation of a new CRM software.

We are also working internally and with third parties to address short-term cash needs, including through the use of the White Lion ELOC, which provides us with the right to sell up to $30.0 million in shares of our Class A common stock, subject to market liquidity and contractual limitations. The White Lion ELOC is limited to selling shares equal to 4.99% of the outstanding shares at the time of sale, and this limitation resets once White Lion liquidates its holdings in the open market. The amount we can raise under the White Lion ELOC in any period is practically limited by the trading volume and market price of our Class A common stock and the number of shares registered for resale; based on the shares currently registered and recent market prices, we estimate that approximately $6.5 million is currently accessible under the facility. We believe we also have other opportunities to raise capital, such as through revenue generating initiatives, private placements, public offerings or repricing of outstanding warrants. In addition, we may utilize a universal shelf registration statement to gain access to funding for our company.

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

While our plan and expectation is to raise additional capital in 2026, and while we are routinely active in discussions and planning for financing, there can be no assurance that we will be successful in such pursuits, and our fundraising efforts are subject to a variety of uncertainties. Moreover, even if we are able to raise additional capital, other than the White Lion ELOC, we do not know with precision what the terms of any such financing would be. Any future sale of our equity securities would dilute the ownership and control of your shares and could be at prices below prices at which investors acquired our shares or at which our shares currently trade. The sale of convertible debt securities or additional equity securities could result in additional dilution to our shareholders. Also, the incurrence of indebtedness would result in increased debt service obligations and could result in operating and financing covenants that would restrict our operations and liquidity and ability to pay dividends. Our inability to raise capital, coupled with our inability to generate adequate cash from operations, could require us to significantly modify our operational plans, and any failure to raise additional funds on favorable terms when needed could have a material adverse effect on our business, liquidity and financial condition.

Cash Flows

The following table summarizes our cash flows for the periods presented:

	For the Six Months Ended June 30,
	2026	2025	Change
Net cash used in operating activities	$(1,314,288)	$(4,549,934)	$3,235,646
Net cash used in investing activities	(3,556,315)	(807,025)	(2,749,290)
Net cash provided by (used in) financing activities	1,185,387	(208,465)	1,393,852

Cash Flows from Operating Activities

Net cash used in operating activities was approximately $1.3 million during the six months ended June 30, 2026 compared to approximately $4.5 million during the six months ended June 30, 2025. The $3.2 million improvement in operating cash flows was driven primarily by the lower net loss in the current period and favorable working capital changes, including a $3.7 million increase in customer advances – related party and a $1.0 million increase in accounts payable. These improvements were partially offset by a $2.0   million increase in accounts receivable, including accounts receivable – related party, and a $1.1 million decrease in contract liabilities. Non-cash charges also decreased significantly year-over-year, with depreciation and amortization of $1.3 million, stock-based compensation of $1.3 million, and provision for credit losses of $0.5 million in the current period, compared to $8.1 million, $3.3 million, and $3.3 million, respectively, in the prior year period. In addition, the Heliogen segment, which was acquired in the quarter ended September 30, 2025, incurred a net loss of $1.8 million for the six months ended June 30, 2026 that is included in net loss, compared to no impact on net loss for the six months ended June 30, 2025.

Cash Flows from Investing Activities

Net cash used in investing activities was approximately $3.6 million for the six months ended June 30, 2026, relating to a $3.2 million investment in the note receivable – related party and $0.4 million of purchases of property and equipment. Net cash used in investing activities was approximately $0.8 million for the six months ended June 30, 2025, relating to purchases of property and equipment.

Cash Flows from Financing Activities

Net cash provided by financing activities was approximately $1.2 million for the six months ended June 30, 2026, consisting primarily of $1.4 million of net proceeds from the Convertible Note, partially offset by dividends paid to OpCo Class A preferred unit holders, repayments of debt and finance lease liabilities, and tax withholdings paid related to stock-based compensation. Net cash used in financing activities was approximately $0.2 million for the six months ended June 30, 2025, relating to repayments of debt and finance lease liabilities.

Current Indebtedness

As of June 30, 2026, our outstanding indebtedness consisted of the Convertible Note in the principal amount of $1.7 million (with a net carrying amount of $0.5 million after unamortized debt discount), vehicle loans of less than $0.1 million, and finance lease liabilities of $0.3 million. See Note 8—Debt to the condensed consolidated financial statements for additional information regarding the Convertible Note.

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

The following table provides a reconciliation of contribution profit for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net revenues	$16,169,463	$18,101,930	$29,354,407	$26,885,625
Cost of revenues	8,545,576	7,284,487	16,125,622	12,074,166
Gross profit	$7,623,887	$10,817,443	$13,228,785	$14,811,459

Adjustments:
Depreciation and amortization	248,171	3,175,452	1,329,699	8,076,181
Commissions expense	3,967,266	4,905,556	6,248,507	6,769,668
Total contribution profit	$3,408,450	$2,736,435	$5,650,579	$(34,390)

Gross margin	47.1%	59.8%	45.1%	55.1%
Contribution margin	21.1%	15.1%	19.2%	(0.1)%

Adjusted EBITDA

We define Adjusted EBITDA, a non-GAAP financial measure, as net income (loss) before interest and other income (expense), net, income tax provision (benefit), depreciation and amortization, gain (loss) on change in fair value of derivative liability, gain (loss) on change in fair value of warrant liabilities, stock-based compensation, and transaction-related expenses. We utilize Adjusted EBITDA as an internal performance measure in the management of our operations because we believe the exclusion of these items allows for a more relevant comparison of our results of operations to other companies in our industry. Adjusted EBITDA should not be viewed as a substitute for net income (loss) calculated in accordance with GAAP, and other companies may define Adjusted EBITDA differently. Adjusted EBITDA margin reflects our Adjusted EBITDA as a percentage of revenues. The following table provides a reconciliation of net income (loss) to Adjusted EBITDA for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net loss	$(2,749,966)	$(2,679,464)	$(7,441,277)	$(15,998,827)

Adjustments:
Other income	(101,200)	(53,328)	(169,637)	(135,691)
Interest expense	32,429	(29,989)	43,282	288
Gain on change in fair value of derivative liability	(232,500)	–	(232,500)	–
(Gain) loss on change in fair value of warrant liabilities	(34,500)	96,269	41,400	(567,180)
Income tax provision (benefit)	96,782	(186,994)	4,653	336,506
Stock-based compensation	634,228	1,078,202	1,328,596	3,335,340
Transaction-related expenses	–	226,438	138,723	1,072,298
Depreciation and amortization	248,171	3,175,452	1,329,699	8,076,181
Adjusted EBITDA	$(2,106,556)	$1,626,586	$(4,957,061)	$(3,881,085)

Net loss margin	(17.0)%	(14.8)%	(25.3)%	(59.5)%
Adjusted EBITDA margin	(13.0)%	9.0%	(16.9)%	(14.4)%

Critical Accounting Estimates

For a description of our critical accounting policies and estimates, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on April 1, 2026. There have been no material changes to our critical accounting policies and estimates since our Annual Report on Form 10-K for the year ended December 31, 2025, besides the following:

Embedded Derivative Liabilities

We evaluate the embedded features of our financial instruments, including convertible notes payable, in accordance with ASC 480, “Distinguishing Liabilities from Equity,” and ASC 815, “Derivatives and Hedging.” Certain conversion options and redemption features are required to be bifurcated from their host instrument and accounted for separately as derivative financial instruments when certain criteria are met. We apply significant judgment to identify and evaluate complex terms and conditions for our financial instruments to determine whether such instruments are derivatives or contain features that qualify as embedded derivatives. Bifurcated embedded derivatives are recognized at fair value, with changes in fair value recognized in the condensed consolidated statements of operations each period.

The fair value of the bifurcated embedded derivative liability related to the Convertible Note is estimated using a Monte Carlo simulation model. The model requires significant judgment, including assumptions regarding expected volatility of our Class A common stock, the risk-free interest rate, the expected timing of the commencement and pace of conversion, and the simulated path of the conversion price, which is subject to the Floor Price and a pricing ceiling and may vary with the market price of our Class A common stock. Changes in these assumptions, particularly expected volatility and the assumed timing of conversion, could materially affect the estimated fair value of the derivative liability and the related change in fair value recognized in our condensed consolidated statements of operations. As of June 30, 2026, the estimated fair value of the embedded derivative liability was $699,100, and the change in fair value recognized for the three and six months ended June 30, 2026 was a gain of $232,500. See Note 8—Debt and Note 9—Fair Value Measurements for additional information.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As a smaller reporting company, we are not required to provide the information required by this Item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2026, as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”). Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of June 30, 2026, as a result of material weaknesses in the Company’s internal control over financial reporting related to ineffective controls over period end financial disclosure and reporting processes, including not timely performing certain reconciliations and the completeness and accuracy of those reconciliations, and lack of effectiveness of controls over accurate accounting and financial reporting and reviewing the underlying financial statement elements resulting in material adjustments that impacted revenue, expenses, assets, and liabilities in the financial statements, and recording incorrect journal entries that also did not have the sufficient review and approval. The control deficiencies resulted in and could result in a future misstatement in our accounts or disclosures that would result in a material misstatement to our financial statements that would not be prevented or detected. Accordingly, we determined that these control deficiencies constitute material weaknesses.

These material weaknesses in internal control over financial reporting have been disclosed in the Company’s quarterly reports on Form 10-Q for 2026 and annual report on Form 10-K for the year ended December 31, 2025. We are still in the process of remediating these material weaknesses. Notwithstanding the identified material weaknesses, management, including our principal executive officer and principal financial officer, believes the condensed consolidated financial statements included in this report fairly present, in all material respects, our financial condition, results of operations and cash flows as of and for the periods presented in accordance with GAAP.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Please refer to our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on April 1, 2026.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Except as set forth below, the risks described under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025 could materially and adversely affect our business, financial condition, results of operations, cash flows, future prospects, and the trading price of our Class A common stock. The risks and uncertainties described therein are not the only ones we face. Additional risks and uncertainties that we are unaware of or that we currently deem immaterial may also become important factors that adversely affect our business.

Our Class A common stock will be subject to potential delisting if we do not maintain the listing requirements of Nasdaq.

Our Class A common stock is listed on Nasdaq. Nasdaq has rules for continued listing, including, without limitation, minimum market capitalization and other requirements. Failure to maintain our listing, or de-listing from Nasdaq, would make it more difficult for shareholders to dispose of our Class A common stock and more difficult to obtain accurate price quotations on our Class A common stock. This could have an adverse effect on the price of our Class A common stock. Our ability to issue additional securities for financing or other purposes, or otherwise to arrange for any financing we may need in the future, may also be materially and adversely affected if our Class A common stock is not traded on a national securities exchange.

On April 23, 2026, the Company received a letter from the Listing Qualifications Staff of Nasdaq indicating that, based upon the closing bid price of the Company’s Class A common stock for the last 30 consecutive business days, the Company no longer meets Nasdaq Listing Rule 5550(a)(2), which requires listed companies to maintain a minimum bid price of at least $1 per share. Nasdaq Listing Rule 5810(c)(3)(A) provides a compliance period of 180 calendar days, or until October 20, 2026, in which to regain compliance with the minimum bid price requirement. If the Company evidences a closing bid price of at least $1 per share for a minimum of 10 consecutive business days during the 180-day compliance period, the Company will automatically regain compliance. In the event the Company does not regain compliance with the $1 bid price requirement by October 14, 2026, the Company may be eligible for consideration of a second 180-day compliance period if the continued listing requirement for market value of publicly held shares and all other initial listing standards for Nasdaq’s Capital Market is met, other than the minimum bid price requirement. In addition, the Company would also be required to notify Nasdaq of its intent to cure the minimum bid price deficiency.

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

Item 2. Unregistered Sale of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the quarterly period ended June 30, 2026, none of our directors or officers (as defined in Rule 16a-1(f) promulgated under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Item 6. Exhibits.

The following exhibits are filed as part of, or incorporated by reference into, this Form 10-Q.

Exhibit		Incorporated by Reference
Number	Description	Form	Exhibit	Filing Date
2.1	Agreement and Plan of Merger and Reorganization, dated as of May 28, 2025, by and among Zeo Energy Corp., Heliogen, Inc., Hyperion Merger Corp. and Hyperion Acquisition LLC	8-K	2.1	May 29, 2025
3.1	Certificate of Incorporation of Zeo Energy Corp.	8-K	3.1	March 20, 2024
3.2	Bylaws of Zeo Energy Corp.	8-K	3.2	March 20, 2024
4.1	Form of Convertible Note issued to White Lion Capital, LLC	8-K	10.2	June 15, 2026
10.1	Note Purchase Agreement dated June 9, 2026, by and between the Company and White Lion Capital, LLC	8-K	10.1	June 15, 2026
31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ZEO Energy Corp.

Date: August 14, 2026		/s/ Timothy Bridgewater
	Name:	Timothy Bridgewater
	Title:	Chief Executive Officer

Date: August 14, 2026		/s/ Cannon Holbrook
	Name:	Cannon Holbrook
	Title:	Chief Financial Officer